Form 10-K405
period 1998-12-31
VERTICALNET INC
filed 1999-03-31
CIK 1043946

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X]Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [No fee required] for the fiscal year ended December 31, 1998.

[_]Transition Report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No fee required] for the transition period from    to
     .

                       Commission File Number: 000-25269

                               VerticalNet, Inc.
            (Exact name of registrant as specified in its charter.)

             Pennsylvania                            23-2815834
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

   2 Walnut Grove Drive Horsham, PA                     19044
   (Address of principal executive                    (Zip Code)
               offices)

              Registrant's telephone number, including area code:
                                (215) 328-6100

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class:              Name of Each Exchange on which
                None.                                Registered:
                                                        None.

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.01

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [_] NO [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $624,355,248 as of March 19, 1999, based upon the closing sale price per share of the common stock, as quoted on the Nasdaq National Market, excluding 9,706,431 shares of common stock held by directors, officers and stockholders with representatives on the board of directors whose ownership exceeds five percent of the common stock outstanding at March 19, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

   The number of shares of the registrant's common stock outstanding as of March 19, 1999 was 16,801,377.

   Documents incorporated by reference: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               VERTICALNET, INC.

                            FORM 10-K ANNUAL REPORT
                   (For Fiscal Year Ended December 31, 1998)

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
 Part I
  Item  1.  Business..................................................................     3
  Item  2.  Properties................................................................    13
  Item  3.  Legal Proceedings.........................................................    13
  Item  4.  Submission Of Matters To A Vote Of Security Holders.......................    13
 Part II
  Item  5.  Market For Registrant's Common Equity And Related Stockholder Matters.....    14
  Item  6.  Selected Financial Data...................................................    15
  Item  7.  Management's Discussion And Analysis Of Financial Condition And Results Of
             Operations...............................................................    16
  Item  7A. Quantitative And Qualitative Disclosure About Market Risk.................    31
  Item  8.  Financial Statements And Supplementary Data...............................    31
  Item  9.  Changes In And Disagreements With Accountants On Accounting And Financial
             Disclosure...............................................................    31
 Part III
  Item 10.  Directors And Executive Officers Of The Registrant........................    32
  Item 11.  Executive Compensation....................................................    35
  Item 12.  Security Ownership Of Certain Beneficial Owners And Management............    40
  Item 13.  Certain Relationships And Related Transactions............................    41
 Part IV
  Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K...........    43

   This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding, among other things, electronic commerce strategy, acquisition and expansion strategy, development of services, use of proceeds, projected capital expenditures, the sufficiency of our liquidity and capital, development of additional revenue sources, development and maintenance of profitable marketing and distribution alliances, market acceptance of the Internet, acquisition and/or development of profitable new vertical trade communities, technological advancement, ability to develop "brand" identification and global expansion. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report.

   Our subsidiaries include Boulder Interactive Technology Services Co., known as RF Globalnet, and Informatrix Worldwide, Inc., both of which we acquired in September 1998.

                                     PART I

ITEM 1.  BUSINESS

                                COMPANY OVERVIEW

   VerticalNet, formed in 1995, owns and operates 34 industry-specific Web sites designed as online business-to-business communities, known as vertical trade communities. These vertical trade communities act as comprehensive sources of information, interaction and electronic commerce--the buying and selling of goods and services over the Internet.

   Each of our communities is individually branded, focuses on one business sector and caters to individuals with similar professional interests. We design each of our vertical trade communities to attract professionals responsible for selecting and purchasing highly specialized industry related products and services.

   For example, our vertical trade community for the chemical industry, chemical online (www.chemicalonline.com), serves the needs of buyers and suppliers involved in the manufacturing and processing of chemicals.

   Our communities combine:

     .  product information                .  directories
     .  requests for proposals             .  classifieds
     .  discussion forums                  .  job listings
     .  electronic commerce                .  online professional
        opportunities                         education courses
     .  industry news

   We satisfy a developing market not currently being adequately served through traditional channels, such as trade publishers, trade shows and trade associations. We also believe that this market is not currently being served by Internet companies, which tend to focus on the consumer and not on the business-to-business market.

   Our vertical trade communities take advantage of the Internet's ability to allow users around the world to contact each other online, allowing buyers to research, source, contact and purchase from suppliers.

                               INDUSTRY OVERVIEW

Growth of the Internet, Online Advertising and Electronic Commerce

   The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, create community among individuals with similar interests and conduct business electronically. International Data Corporation projects that the number of Internet users will grow from 100 million in 1998 to 320 million in 2002. In addition to its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media, which enable online merchants to communicate effectively with customers and advertisers to target users with specific needs and interests. As a result, the Internet has emerged as an attractive medium for advertising and electronic commerce.

   Along with the impressive overall growth of the Internet, business-to-business usage is also growing rapidly, as businesses are increasingly leveraging the Internet's ability to reach customers globally, deliver personalized content and open new distribution channels.

   Internet advertising and electronic commerce are projected to experience significant growth in the future:

  . Internet advertising, according to Jupiter Communications, is projected to grow from $1.9 billion in 1998 to $7.7 billion in 2002;

  . Business-to-business Internet advertising, according to Forrester Research, is projected to grow from $290 million in 1998 to $2.6 billion in 2002;

  .   Business-to-business electronic commerce, according to Forrester
     Research, is projected to grow from $17 billion in 1998 to $327 billion in 2002; and

  . Online business auctions, according to Forrester Research, are projected to grow from $8.7 billion in 1998 to $52.6 billion in 2002.

   Traditionally, companies have employed a variety of well-recognized media in business-to-business advertising, information delivery and communications to identify, qualify and facilitate commerce with customers. Veronis, Suhler & Associates estimates that advertising and specialty media spending on the business-to-business market was more than $70.0 billion in 1998. Business-to-business buyers and sellers use several advertising and specialty media, including trade magazines, trade shows, buyer's guides, direct mail, catalogs and others. In many industries, particularly in highly specialized, technically-oriented industries, these media have performed a role in the distribution channel by enabling buyers and sellers to meet, exchange information and ultimately conduct business with one another.

 Need for Online Vertical Trade Communities

   While traditional media have historically served a valuable purpose in facilitating commerce, information delivery and communications between buyers and sellers, they have inherent inefficiencies. We believe that:

  . Trade magazines have limited circulation and are not published in real-time;

  . Trade shows are held infrequently and are expensive for attendees and exhibitors;

  . Buyer's guides are cumbersome to search and provide limited depth of product and vendor content;

  . Direct mail responses often provide limited information about the prospective customer; and

  . Trade journal advertising can be cost prohibitive for smaller advertisers.

   The Internet provides a new medium to meet the specific needs of businesses and professionals through vertical trade communities. These communities offer highly targeted content and services. Electronic commerce is a natural extension of these communities that cannot be easily replicated through traditional media.

Our Solution

   Our solutions move traditional "off-line" trade services to the Internet. Our portfolio of vertical trade communities target separate industrial sectors to provide businesses and professionals with high quality content, community and commerce that include the following attributes:

  . Comprehensive content, services and features: The editors of our vertical trade communities provide valuable information on products, technology, industry regulations, news and management. We archive historical content, enabling users to research through large databases of information. We also operate requests for proposals and related posting and response areas.

  . Active community participation: We provide features and services such as "Ask the Expert," discussion forums, chat rooms, bulletin boards and career centers, all of which foster active community participation among our users. We believe active community participation creates loyalty and affinity among our users.

  . Targeted cost-effective medium for business-to-business advertising: The narrow focus of our communities and the attractive demographics of our audiences permit us to command premium advertising rates. Comparative statistics show that advertisers pay more for targeted ads than for general ones. We also attract small to mid-sized advertisers due to our cost-effective advertising reach and highly targeted user base.

  . High quality sales leads: Our communities generate high quality sales leads that are timely and effective and contain detailed buyer information. Robust sales leads left by buyers allow sellers to respond more effectively.

  . Connects buyers and sellers globally: Vertical trade communities provide an online market place that we believe will allow buyers and sellers worldwide to exchange information, source products and execute online transactions.

   We believe that targeted content, focused audiences and robust sales leads, combined with our interactive platform, create a premier market place for electronic commerce.

Our Vertical Trade Communities

   As of March 19, 1999, we had established 34 vertical trade communities that target the industries identified beneath each community:

Process Group

  chemical online (chemicalonline.com)
  Manufacturing and Processing Chemicals

  semiconductor online (semiconductoronline.com)
  Applications, Manufacturing and Processing of Semiconductor Components hydrocarbon online (hydrocarbononline.com)
  Processing Hydrocarbons and Petrochemicals

  pharmaceutical online (pharmaceuticalonline.com)
  Development, Design and Manufacturing of Pharmaceuticals adhesives and sealants online (adhesivesandsealants.com)
  Manufacturing and Production of Adhesive, Sealant and Grout Materials

  food online (foodonline.com)
  Manufacturing and Processing of Food Products

  oil and gas online (oilandgasonline.com)
  Production and Exploration of Oil and Gas

  paint and coatings online (paintandcoatings.com)
  Manufacturing and Production of Paint Coatings, Inks and Thick Film Printable Conductors

Communications Group

  fiber optics online (fiberopticsonline.com)
  Design and Production of Fiber Optic Networks and Network Components

  photonics online (photonicsonline.com)
  Design and Manufacturing of Lasers, Optics, Optoelectronics, Fiber Optics and Imaging Devices

  RF Globalnet (rfglobalnet.com)
  Information, Bookstore and Educational Center for Radio Frequency, Wireless and Microwave

  premises networks.com (premisesnetworks.com)
  Facilities and Network Infrastructure Design and Administration

  wireless design online (wirelessdesignonline.com)
  Design and Development of Wireless Communications Systems and Equipment

Electronics Group

  computerOEM online (computeroemonline.com)
  Design and Manufacturing of Computers and Computerized Electronics Devices

  medical design online (medicaldesignonline.com)
  Design, Manufacturing and Procurement of Medical Devices

  plant automation.com (plantautomation.com)
  Hardware and Software Used in Industrial Manufacturing Including Robotics and Automated Control Systems

  test and measurement (testandmeasurement.com)
  Design, Manufacturing and Procurement of Test, Measurement, Data Acquisition, Data Analysis and Instrumentation Equipment

Environmental Group

  pollution online (pollutiononline.com)
  Industrial Pollution Control

  public works online (publicworks.com)
  Services Public Works and Municipal Maintenance

  water online (wateronline.com)
  Municipal Water Supply and Municipal and Wastewater Treatment

  power online (poweronline.com)
  Power Generation, Electric Utility Deregulation, Emissions Control, Alternative Fuels, Power Industry Legislation

  solid waste online (solidwaste.com)
  Disposal of Solid Waste

  pulp and paper online (pulpandpaperonline.com)
  Manufacturing, Processing and Treatment of Pulp and Paper

Food & Packaging Group

  bakery online (bakeryonline.com)
  Production and Procurement of Baking Ingredients

  beverage online (beverageonline.com)
  Production and Procurement of Equipment used in the Production of Beverages dairy network.com (dairynetwork.com)
  Production, Procurement and Distribution of Dairy Products

  food ingredients online (foodingredientsonline.com)
  Manufacturing and Processing of Food Ingredients

  meat and poultry online (meatandpoultryonline.com)
  Production, Procurement and Distribution of Meat and Poultry Products

  packaging network.com (packagingnetwork.com)
  Production, Purchase, Design and Marketing of Packaging for all Consumer and Industrial Products

Sciences Group

  bioresearch online (bioresearchonline.com)
  Worldwide Bioresearch and Life Sciences, including Drug Discovery, Research and Development, University Industry Collaborations

  laboratory network.com (laboratorynetwork.com)
  Production and Manufacturing of Laboratory Equipment, Chemicals and
  Supplies

  drug discovery online (drugdiscoveryonline.com)
  Drug Discovery and Early Stage Drug Development

Services Group

  property and casualty.com (propertyandcasualty.com)
  Property and Casualty Insurance

  safety online (safetyonline.com)
  Industrial and Environmental Safety

                   FEATURES OF OUR VERTICAL TRADE COMMUNITIES

   Listed below is a selection of features of a vertical trade community. Most of the services listed below are available in each community.

  . Marketplace: Shopping resource containing books, software and video products. Professionals are able to purchase these products over the Internet.

  . Online Buyer's Guide and Search Engine: Comprehensive buyer's guide fully searchable by product name and supplier. In response to a key word search, companies serving the industry are listed with storefront advertisers presented first. Links to company storefronts allow users to research advertisers' products and services, and send direct inquiries to advertisers about pricing, delivery and product specifications (i.e., ultimately submit sales leads).

  . News & Analysis: Current news and commentary by the vertical trade community's editorial team. Includes feature articles and product case studies; daily update of press releases and news stories targeted to each respective industry.

  . Product Center: Comprehensive resource for industry professionals with information on the latest products in the industry. Site editors act as third parties with objective analysis of products and their uses.

  . Community: Suite of interactive features: real-time discussion forums for industry professionals; bulletin boards; trade show information and other useful industry events.

  . Resources: "Freeware" and demo-software download library and industry association guides.

  . Career Center: Resume postings for job seekers, help-wanted listings and career support material.

  . Requests for Proposals/Quotations/Bids: Internationally posted projects open to bid.

Recent Enhancements

   We have created a series of products and services for users of our vertical trade communities.

   Education/Training: We offer a series of products in the continuing professional education, licensing/certification maintenance and skills upgrade markets, specifically:

  . online courses/courseware: books, software, focused content and research available for use or purchase in conjunction with courses offered by third party vendors; and

  . Company specific: Customized intranet or extranet-based educational/training services for specific clients by vertical trade community.

   Career Center: Career centers currently active on each of our vertical trade communities include such services as: resume bundling, e.g., selling or offering certain groups of candidate types to specific employers for a fee, and career planning/assistance, e.g., market reports on companies a candidate is investigating, resume software, salary surveys, etc.

   "Push" Newsletters: We offer subscription-based e-mail services with specific content focus. Subscribers are able to receive e-mail-based newsletters on topics of interest to them.

Planned and Expanded Services

   We plan to offer and expand the following services:

   Electronic Commerce: We plan to increase our commerce-related services for our advertisers and users of our vertical trade communities, specifically:

  . online stores: through simple-to-use store creation software we plan to offer any current or future advertiser an interactive platform to sell certain products in easy to manage environments;

  . catalog-platforms: we plan to work with current and future advertisers as well as industry-specific distributors to create and populate Internet-based catalogs;

  . classifieds: we plan to launch classified sections in each vertical trade community listing individual products and a path to the specific seller; and

  . auctions: we plan to launch online industrial auctions for each vertical trade community. We expect that new and used equipment will be listed for bid.

   E-mail Service: We plan to offer free e-mail accounts to users/registrants in each vertical trade community. We expect that the actual address will be indicative of the specific vertical trade community (e.g., mark@poweronline.com). We believe that this service will be provided by a third-party partner, and will be supported by the sale of advertising on the e-mail pages.

                          FEATURES OF OUR STOREFRONTS

   The following are descriptions of the features of a typical advertiser's storefront.

  . Corporate Profile: Information on advertiser's background and overview of its products.

  . Contact Us: Enables buyers and specifiers to request further information via e-mail. Requests are often regarded as sales leads by advertisers. Requests are typically for product pricing and other inquiries about advertisers' products.

  .  Career Center: Advertisers list open employment opportunities.

  . Purchase Online: Advertisers with electronic commerce capabilities sell their products online.

  . Associated Articles: Feature articles, case studies and other informational materials about the advertiser.

  .  Product Releases/More Products: New product announcements.

  .  Press Releases: Advertiser-issued press releases.

  .  For more ..: Hyperlinked gateway into advertiser's Web site.

                                 VIRTUAL OFFICE

   Our Virtual Office feature offers storefront advertisers the ability to monitor and evaluate storefront activity. Advertisers can track the number of visitors and leads generated from a storefront or banner advertisement. Virtual Office also serves as an inquiry management tool for advertisers.

                      MARKETING AND DISTRIBUTION ALLIANCES

   We recently entered into the following alliances:

Excite Agreement

   We entered into a three-year renewable sponsorship agreement with Excite, a leading Internet navigational service provider, to build and operate an industrial "channel" on the Excite service for each of up to 30 of our vertical trade communities. These channels are highlighted summaries of much of the content and features of the home page of each of our vertical trade communities, and provide a preview of the content and services offered on each vertical trade community. For an annual fee of $1.3 million in 1999, $2.3 million in 2000 and $2.0 million in 2001, Excite will deliver guaranteed minimum performance levels for exposures (or impressions) in each year. As part of the Excite agreement, Excite and we have committed to provide $200,000 in advertising on each others' Web sites during the term of the agreement. Both Excite and we can individually earn revenue under the Excite agreement by selling advertising on specified portions of the co-developed Web pages. No significant revenues were derived from this agreement in 1998. Each party has completed its advertising barter obligations under this agreement.

AltaVista Agreement

   In January 1999 we entered into a renewable one year agreement with AltaVista, a leading search engine company, to develop at least 31 co-branded Web sites. AltaVista has guaranteed us minimum levels of visits to our Web sites in exchange for an annual fee of $1.0 million. In addition, advertising revenues generated from the co-branded Web sites will be shared between us and AltaVista and the parties have committed to provide $300,000 in advertising to each other during the term of the agreement.

Other Relationships--Motorola

   In October 1998 we entered into an agreement with Motorola pursuant to which we provide intranet-based educational services to engineers at Motorola. The content in our 43 course portfolios is available via the Internet and/or Motorola's corporate intranet to authorized students registered by Motorola. The contract requires Motorola to purchase from us pre-defined minimum education services. The contract expires on June 30, 2000, unless terminated sooner by the parties pursuant to its terms.

                              SALES AND MARKETING

Sales and Distribution

   We use a variety of programs to stimulate demand for our products, including a direct sales force, telesales and reseller arrangements with advertising agencies.

   Direct Sales. Our direct sales force targets organizations that sell the products and services that are utilized and purchased by the professionals that visit our vertical trade communities. As of December 31, 1998, we had 44 direct sales and support personnel. We often employ individuals with a background in advertising sales with trade publishing companies.

   Telesales. We currently maintain an in-house telesales group for use in customer prospecting, lead generation and lead follow-up. As of December 31, 1998, we had 15 people in our telesales group and we are expanding the products sold by the group, such as job listings and banner advertisements.

   International. We intend to market our products and services to international markets directly over the Internet, as well as through resellers and affiliate relationships. Currently, we derive less than 3% of revenues from international customers. For the year ended December 31, 1998, more than 25% of the visits to our vertical trade communities originated outside the United States. We believe that the large percentage of international users are attractive to advertisers who want to reach customers globally.

Marketing

   We use a variety of marketing programs to increase brand awareness. Our marketing goals are to create and enhance the awareness of each branded vertical trade community as a destination for professionals in each industry sector and to promote the VerticalNet brand with suppliers, media buyers and interactive services companies. Our marketing strategy for each contains a mix of print advertising, outbound e-mail, telemarketing, new media banner campaigns, trade shows and direct mail. We also participate in industry specific events, industry association activities and partnerships with interactive services companies. We believe that forming strategic marketing and distribution alliances with partners in the Internet, print publishing and industry associations will be important for rapid market penetration.

                                   TECHNOLOGY

   We have developed and implemented a broad array of technologies including site management, search, customer interaction and transaction processing systems using a combination of our own proprietary technologies and commercially available, licensed technologies. Approximately 20% of the technology we currently use is licensed technology; the remaining 80% is proprietary technology. To develop proprietary technology, we spent approximately $214,000 in 1996, $711,000 in 1997 and $1,405,000 in 1998.

   For example, we recently developed an application available on our Web sites that allows our clients to track the success of their advertising campaigns. We also developed an application using the Microsoft Site Server Suite of development tools which allows clients to sell products over the Internet. Our current strategy is to license commercially available technology whenever possible rather than seek internally developed systems. We expect that commercially licensed technology will continue to be available at reasonable costs.

   Scalability. The scalable structure of our hardware and software is designed to allow for rapid deployment of multiple vertical trade communities while maintaining desired user performance standards. In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies is important. The system's template technology and generic database design allow for the addition, modification, or replacement of Web site based applications in a cost-efficient and expeditious manner.

   Reliability and Security. We use CheckPoint's Firewall-1 software to protect our Web servers. We also use Netscape software as our Web server. Our production machines are located at Exodus Communications Inc. and at Icon CMT Corp., which provide professional data center hosting facilities and redundant high-speed Internet connectivity. Exodus and Icon provide monitoring and support 24 hours a day, seven days a week supplementing our system administrators.

   We have developed our own content and Web site management tools to facilitate the maintenance and updating of our vertical trade communities. Our Web site management tools allow our editors to update our Web sites from remote locations throughout the day.

                               PROPRIETARY RIGHTS

   Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, a third party could, without authorization, copy or otherwise appropriate information from our vertical trade community sites. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

   We rely upon license agreements for the majority of our content and technology. Such license agreements may not continue to be available to us on acceptable terms, or at all. We do not, however, believe that we are dependent upon any single licensor of technology or content.

   We have applied for numerous trademarks, none of which have been issued to date. We currently have two pending applications for trademarks. Generally, we cannot protect our Web addresses for our vertical trade communities as trademarks because they are too generic. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions.

   There have been substantial amounts of litigation in the computer industry regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, or we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements, if required, may not be available in terms acceptable to us, or at all.

                 GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

   We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

  .  user privacy;

  .  pricing;

  .  content;

  .  copyrights;

  .  distribution; and

  .  characteristics and quality of products and services.

   In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition and operating results.

   Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. The most recent session of Congress enacted Internet laws regarding on-line copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. The European Union recently enacted new privacy regulations. These are all recent enactments, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

   Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

   We believe that our use of third party material on our vertical trade communities is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain.

   Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially adversely affect our business, financial condition and operating results.

                                  COMPETITION

   The market for vertical trade communities is new and rapidly evolving. Competition for advertising, electronic commerce and business users is intense and is expected to increase significantly in the future. Technological barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create vertical trade communities on the Internet are targeted advertising, services and features, real-time information access, quality sales leads, detailed user information, global reach and business user affinity and loyalty. Several companies are primarily focused on operating business-to-business trade communities on the Internet, but most existing online competition is ancillary to the traditional business of trade publishers, industry and trade associations and directory companies.

   We will likely face intensified competition in the future from traditional trade publishers, such as McGraw Hill and Reed Elsevier, directory registry companies, such as Thomas Register, as well as from Internet search engine companies, trade associations and electronic commerce technology suppliers. Further, our potential competitors may develop vertical trade communities that are equal or superior to ours. We also compete with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers and advertising revenue.

   We believe that the principal competitive factors in attracting advertisers include the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by us. We believe that the number of business-to-business Internet companies relying on Internet-based advertising revenue will increase greatly in the future, which would increase pricing pressure on our advertising rates.

                                   EMPLOYEES

   As of March 19, 1999, we had 220 full-time employees. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

   Our corporate headquarters are located at 2 Walnut Grove Drive in an office facility in Horsham, Pennsylvania, where we lease approximately 16,343 square feet for a monthly fee of $19,423 under a lease that expires February 1, 2001. We also maintain a sales and editorial office in Parsippany, New Jersey, under a lease that expires July 15, 1999 for a monthly fee of $1,506. We also lease a small corporate facility in Washington, D.C. for a monthly fee of $2,290 under a lease that expires April 14, 2000 and a sales and editorial office in Deerfield, Illinois for a monthly fee of $3,178 under a lease that expires July 31, 2001. We also lease a corporate office for RF Globalnet in Boulder, Colorado, for a monthly fee of $1,600 under a lease that expires December 31, 2000.

   We maintain most of our computer systems in two leased Web-hosting facilities in New Jersey. We entered into a one year services agreement with Exodus on July 31, 1998 for a monthly rent of $7,550 and an agreement with Icon CMT Corp on July 1, 1997 for a monthly rent of $3,825 for Web-hosting facilities and services. The Exodus agreement automatically renews for additional one year terms unless terminated by prior written notice. Because Exodus provides us with additional benefits and services, we expect that we will allow the Icon agreement to expire this year by its terms. If we allow the Icon agreement to expire, we will move all of our Web-hosting facilities to Exodus and, as a result, we will only maintain one Web-hosting facility at that time.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 11, 1998, the Annual Meeting of Shareholders of VerticalNet, Inc. was held. The common shareholders reelected two nominees from the existing Board of Directors for a one year term and all of the shareholders approved the increase in number of shares of common stock reserved for the Amended and Restated 1996 Equity Compensation Plan to 3,950,000 shares of common stock. The number of votes cast for and withheld from the election of each nominee is set forth below. There were no votes against or abstentions in the election of directors.

            Election of
            Director            For
            -----------      ---------
            Mark L. Walsh... 9,711,350
            Michael J.
             Hagan.......... 9,711,350

There were 9,711,350 votes cast approving the increase in the number of shares of common stock reserved for our plan to 3,950,000 shares. There were no votes against or abstentions in the approval of the increase in the number of shares of common stock reserved for our plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock trades on the Nasdaq National Market under the symbol "VERT." Prior to February 10, 1999, there was no established public trading market for any of our securities.

   The following table sets forth, for the periods indicated, the range of high and low closing sales price of our common stock as reported on the Nasdaq National Market.

                                                                  High    Low
                                                                 ------- ------
Fiscal 1999
First Quarter (from February 11, 1999 through March 19, 1999)... $120.00 $34.75

   On March 19, 1999, the last reported sale price of our common stock as reported on the Nasdaq National Market was $88.00 per share.

   As of March 19, 1999, we had 99 holders of record of our common stock.

   There have been no sales of unregistered shares of any of our equity securities after our initial public offering of our common stock.

   We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

                   CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 11, 1999, we commenced an initial public offering of our common stock. The registration statement relating to this offering (File No. 333-68053) was declared effective on February 10, 1999. Lehman Brothers, Hambrecht & Quist and Volpe Brown Whelan & Company were the managing underwriters of the offering. On February 17, 1999, we consummated the offering. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the shares were sold were as follows:

        Shares of
          Common      Aggregate Price of     Amount of Shares     Aggregate Price
        Registered    Shares Registered            Sold           of Shares Sold
        ----------    ------------------     ----------------     ---------------
        4,025,000        $64,400,000            4,025,000           $64,400,000

   We incurred the following expenses with respect to the offering during the period from July 1998 through February 1999.

        Underwriting
         Discounts
            and                     Underwriters'
        Commissions   Finders' Fees Expenses      Other Expenses Total Expenses
        ------------  ------------- ------------- -------------- --------------
         $4,508,000        $0            $0         $1,570,000     $6,078,000

   The net proceeds from the offering to us after deducting the foregoing discounts, commissions, fees and expenses were $58.3 million. We have used the proceeds for general working capital.

   None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial data for the periods indicated:

                             July 28, 1995
                             (Inception) To      Year Ended December 31,
                              December 31,  -----------------------------------
                                  1995         1996        1997        1998
                             -------------- ----------  ----------  -----------
                              In thousands, except share and per share data
Statement of Operations
 Data:
Revenues...................    $       16   $      285  $      792  $     3,135
Expenses
  Editorial and
   operational.............            24          214       1,056        3,238
  Product development......            22          214         711        1,405
  Sales and marketing......           147          268       2,301        7,895
  General and
   administrative..........            33          292       1,388        3,823
  Amortization of
   goodwill................           --           --          --           283
                               ----------   ----------  ----------  -----------
Operating loss.............          (210)        (703)     (4,664)     (13,509)
  Interest, net............            (1)          (6)       (115)         (85)
                               ----------   ----------  ----------  -----------
Net loss...................    $     (211)  $     (709) $   (4,779) $   (13,594)
                               ==========   ==========  ==========  ===========
Basic and diluted net loss
 per share.................    $    (0.19)  $    (0.27) $    (1.89) $     (5.29)
Shares outstanding used in
 basic and diluted net loss
 per share calculation
 (1).......................     1,096,679    2,583,648   2,526,865    2,570,550
Pro forma basic and diluted
 net loss per share........    $    (0.19)  $    (0.21) $    (0.77) $     (1.28)
Shares outstanding used in
 pro forma basic and
 diluted net loss per
 common share calculation
 (1).......................     1,096,679    3,326,284   6,184,326   10,635,489

--------
(1)  as described in Note 1 of the consolidated financial statements

   The unaudited pro forma balance sheet as of December 31, 1998 reflects:

(a) Our capitalization subsequent to the initial public offering closing, including the sale of 4,025,000 shares of common stock on February 17, 1999, resulting in approximately $58,322,000 of net proceeds.
(b) All of the then outstanding shares of our convertible preferred stock automatically converted into 9,734,845 shares of common stock on the basis that the Series A preferred stock converted to shares of common stock on a ratio of 4.7619:1 and the Series B, C and D preferred stock converted on a ratio of 1:1.
(c) The $5.0 million of convertible notes from Internet Capital Group and certain holders of the Series D preferred stock converted at the $16 offering price into 312,500 shares of common stock.
(d) The repayment of the $2.0 million bank note, more fully described in Note 5 of the consolidated financial statements.

                                                     As of December 31,
                                                -------------------------------
                                                1996  1997    1998      1998
                                                ---- ------  ------  ----------
                                                  (in thousands)      Pro forma
                                                                     (Unaudited)
Balance Sheet Data:
Cash and cash equivalents...................... $329 $  755  $5,663   $61,985
Working capital (deficit)......................  150 (2,536)    938    59,260
Total assets...................................  637  2,104  12,343    68,665
Short-term borrowings..........................   --  2,651   2,288       288
Deferred revenues..............................  216    710   2,177     2,177
Long-term debt, less current portion...........  167    400   5,352       352
Total shareholders' equity (deficit)...........  105 (2,424)   (276)   63,046

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

   The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in another part of this document and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those set forth under and included in other portions of this document.

                                    OVERVIEW

   We own and operate 34 vertical trade communities. Advertising revenues and Web site development fees contributed most of the revenues for the years ended December 31, 1996, December 31, 1997 and December 31, 1998. Currently, most of our revenues are generated from selling advertisements to industry suppliers in our vertical trade communities.

   We sell storefront and banner advertising and event sponsorships on our vertical trade communities. The duration of a storefront advertisement is typically for a period of one year, while banner advertisements are typically for a period of three months. All advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that the collection is reasonably assured. As of December 31, 1998, we had approximately $2.2 million of deferred revenue. We also generate revenues from career services, education and electronic commerce, specifically the sale of books and third party software for which we receive a transaction fee.

   We offer for sale to our visitors books, software, travel bookings and other goods offered by third party Web sites. We receive a portion of the revenue from the products sold on our "store." This type of revenue sharing or commission sharing relationship is typical of electronic commerce transactions and relationships on the Internet. We receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment.

   We plan to expand our electronic commerce relationships to include:

  .  selling goods and services promoted on our advertisers' storefronts;

  .  selling goods and services from our owned and operated virtual store;
     and

  .  auctioning goods posted on our Web sites by inventory-liquidators.

   We incurred net losses of approximately $709,000 for the year ended December 31, 1996, $4.8 million for the year ended December 31, 1997 and $13.6 million for the year ended December 31, 1998. At December 31, 1998, we had an accumulated deficit of $19.3 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of the significant infrastructure and other costs incurred for the development and initial rollout of our vertical trade communities. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues, it may not be sustained.

Acquisitions

   In September 1998, we acquired all of the outstanding capital stock of RF Globalnet for $1.8 million in cash. Also in September 1998, we acquired all of the outstanding capital stock of Informatrix for 46,154 shares of our common stock. Under the purchase agreement, former Informatrix shareholders earned an additional 2,200 shares of common stock because Informatrix achieved sales targets for the three months ended September 30, 1998. In addition, for the three months ended December 31, 1998, the Informatrix shareholders earned an additional 1,538 shares of common stock based upon sales of $49,000 for the period. The per share fair value of these additional shares was the initial offering price of $16 per share. Those Informatrix employees who remained after the acquisition are now our employees. See "Item 13, Certain Relationships and Related Transactions."

   We have disclosed in Note 3 to the consolidated financial statements pro forma results of operations as if we had consummated the acquisition of RF Globalnet on January 1, 1997 and the acquisition of Informatrix on October 15, 1997 (inception). The pro forma net loss for the year ended December 31, 1997 was $5.8 million compared to the actual net loss of $4.8 million. The increase in the net loss results from the net losses of the acquired companies and the pro forma amortization of the goodwill associated with the acquisitions. The pro forma net loss for the year ended December 31, 1998 was $15.1 million compared to the actual net loss of $13.6 million. The increase in the net loss is primarily related to the losses of the companies acquired and the pro forma amortization of the goodwill associated with the acquisitions.

   On January 13, 1999, we purchased the online business operated as "safety online" from Coastal Video Communication Corp. for $260,000 in cash and a $50,000 note, which is payable without interest 90 days from such date. We also provided Coastal with an advertising commitment on our Web site, which was subsequently valued at $160,000. This Web site is used by professionals in the safety industry.

                             RESULTS OF OPERATIONS

Years ended December 31, 1996, December 31, 1997 and December 31, 1998

   Revenues. Revenues were $285,000 for the year ended December 31, 1996, $792,000 for the year ended December 31, 1997 and $3.1 million for the year ended December 31, 1998. The increase in revenues was due primarily to an increase in the number of advertisers as a result of our marketing efforts and the increase in the number of vertical trade communities from 16 as of December 31, 1997 to 33 as of December 31, 1998. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the years ended December 31, 1997 and December 31, 1998. At December 31, 1998, we had deferred revenues of $2.2 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

   Editorial and Operational Expenses. Editorial and operational expenses were $214,000 for the year ended December 31, 1996, $1.1 million for the year ended December 31, 1997 and $3.2 million for the year ended December 31, 1998. From the year ended December 31, 1996 to the year ended December 31, 1997, expenses increased by $60,000 for Internet connection charges, $46,000 for cost of acquired content, $224,000 for depreciation, $469,000 for salaries and benefits of operating and editorial personnel and $12,000 for other related operating costs. From the year ended December 31, 1997 to the year ended December 31, 1998, expenses increased by $160,000 for cost of acquired content, $114,000 for depreciation, $1.5 million for salaries and benefits of operating and editorial personnel and $326,000 for other related operating costs. Increases were primarily related to additional personnel and equipment required to maintain a larger number of vertical trade communities. We expect editorial and operational costs to increase, as we plan to hire additional editors for new verticals and additional operational personnel to maintain the new features that are being added to our vertical trade communities.

   Product Development Expenses. Product development expenses were $214,000 for the year ended December 31, 1996, $711,000 for the year ended December 31, 1997 and $1.4 million for the year ended December 31, 1998. From the year ended December 31, 1996 to December 31, 1997, expenses for salaries and benefit costs increased by $643,000 and consulting and equipment costs decreased by $146,000. From the year ended December 31, 1997 to December 31, 1998, expenses increased by $340,000 for salaries and benefit costs and $349,000 for consulting and equipment costs. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of trade communities. To date, we have charged to expense all of the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

   Sales and Marketing Expenses. Sales and marketing expenses were $268,000 for the year ended December 31, 1996, $2.3 million for the year ended December 31, 1997 and $7.9 million for the year ended December 31, 1998. From the year ended December 31, 1996 to December 31, 1997, expenses increased by $555,000 for advertising, $1.1 million for salaries, commissions and benefits, and $329,000 for travel and entertainment expenses, including costs of attending trade shows. From the year ended December 31, 1997 to December 31, 1998, expenses increased by $3.1 million for advertising, $1.7 million for salary, commissions and benefits, and $800,000 for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

   General and Administrative Expenses. General and administrative expenses were $292,000 for the year ended December 31, 1996, $1.4 million for the year ended December 31, 1997 and $4.1 million (including goodwill amortization) for the year ended December 31, 1998. From the year ended December 31,1996 to December 31, 1997, expenses increased by $492,000 for salaries and benefit costs, $249,000 for professional fees, $258,000 for facility costs and $209,000 for other general and administrative costs. For the year ended December 31, 1997 to December 31, 1998, expenses increased by $1.5 million for salaries and benefit costs, $391,000 for professional fees, $353,000 for facility costs, $302,000 for depreciation and amortization and $87,000 for other general and administrative costs. These increases were due primarily to increased staffing levels, higher facility costs and professional fees to support the growth of our infrastructure. We expect to hire additional support personnel and we will incur additional costs related to being a public company, including insurance for directors and officers, investor relations programs and other related professional fees.

   Interest, Net. Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $6,000 for the year ended December 31, 1996, $115,000 for the year ended December 31, 1997 and $85,000 for the year ended December 31, 1998. We invested our cash balances in money market funds as of December 31, 1998. We expect interest income to increase, as we will invest the proceeds from our initial public offering in interest bearing securities.

   Income Taxes. As of December 31, 1998, we had approximately $17.0 million of federal net operating loss carryforwards and $17.0 million of state net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carryforwards expire beginning 2011 and our state net operating loss carryforwards expire beginning 2002. Due to the change in our ownership interest in 1997 and 1998, our net operating loss carryforwards may be subject to certain limitations or annual restrictions. See Note 12 of the consolidated financial statements.

Quarterly Results of Operations

   The following table sets forth certain statement of operations data for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998.
The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this document and, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

                                                           Three Months Ended
                   -------------------------------------------------------------------------------------------------------
                   March 31,  June 30,   September 30, December 31,   March 31,     June 30,    September 30, December 31,
                     1997       1997         1997          1997         1998          1998          1998          1998
                   ---------  ---------  ------------- ------------  -----------  ------------  ------------- ------------
Revenues.......... $ 163,263  $ 196,561   $   190,824  $   241,174   $   377,371  $    587,422   $   897,006  $ 1,272,970
Operating loss....  (551,416)  (907,733)   (1,354,081)  (1,850,453)   (2,008,935)   (2,885,803)   (3,454,845)  (5,159,421)
Interest income
  (expense).......    (2,778)   (12,493)      (13,913)     (85,922)      (75,934)       14,291        76,809     (100,437)
                   ---------  ---------   -----------  -----------   -----------  ------------   -----------  -----------
Net loss.......... $(554,194) $(920,226)  $(1,367,994) $(1,936,375)  $(2,084,869) $(2,871,512 )  $(3,378,036) $(5,259,858)
                   =========  =========   ===========  ===========   ===========  ============   ===========  ===========

   Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future. In addition, the results of any quarter do not indicate results to be expected for a full fiscal year. Finally, as a result of the foregoing factors, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of the common stock could be materially adversely affected.

                        LIQUIDITY AND CAPITAL RESOURCES

   Since our inception, we have primarily financed our operations through the private placement of our preferred stock, borrowings under a line of credit with a commercial bank and leasing capital equipment. To date, we have raised approximately $19.2 million from the sale of preferred stock. At December 31, 1998, we had approximately $5.7 million in cash and cash equivalents. We have had significant negative cash flows from operating activities for each fiscal and quarterly period to date. Net cash used in operating activities was $663,000 for the year ended December 31, 1996, $3.8 million for the year ended December 31, 1997 and $11.7 million for the year ended December 31, 1998. Cash used in operating activities from inception through December 31, 1998 consisted mostly of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses, and accounts payable.

   Net cash used in investing activities was $64,000 for the year ended December 31, 1996, $396,000 for the year ended December 31, 1997 and $2.9 million for the year ended December 31, 1998. Net cash used in investing activities for periods other than December 31, 1998, consisted mostly of capital expenditures for purchased software, office equipment and leasehold improvements. Net cash used for investing activities during the year ended December 31, 1998 primarily involved acquisitions. Net cash used for acquisitions for the year ended December 31, 1998 was approximately $1.9 million. Net cash provided by financing activities was $1.0 million for the year ended December 31, 1996 and $4.6 million for the year ended December 31, 1997 and $19.5 million for the year ended December 31, 1998. Cash provided by financing activities consisted primarily of sales of our preferred stock and borrowings from Internet Capital Group and Progress Bank, which was partially offset by payment on our capital lease obligations.

   We have a line of credit with a commercial bank for $500,000, which expires on June 30, 1999. The line of credit is primarily used for working capital purposes. As of December 31, 1997, we were in technical default on the line of credit for failing to meet specified financial ratios. The bank waived these covenants for the year ended December 31, 1997. As of December 31, 1998 borrowings under the line of credit was $2.0 million. The line bears interest at the bank's prime rate of interest plus 1.5%. Any borrowings under the line of credit are secured by most of our assets. Subsequent to December 31, 1998, the outstanding borrowing was repaid and upon completion of the initial public offering in February 1999, the borrowing limit available under the line of credit was reduced to $500,000.

   We have several capital leases with various financial institutions for computer and communications equipment used in our operations with lease terms ranging from three to five years. The interest rates under the leases range from 8% to 20% and we are required to make monthly payments of $26,065 under the terms of these leases. As of December 31, 1998, the remaining aggregate obligation under these capital leases was $640,000.

Our Recent Initial Public Offering

   On February 17, 1999, we completed our initial public offering, which generated net proceeds of $58.3 million. We believe that the net proceeds from the offering, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we will likely have to raise additional funds. We may be required to raise additional financing before such time. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

   The net proceeds received from the initial public offering will be used for general working capital needs.

   In November 1998, we issued convertible notes to Internet Capital Group, LLC and certain holders of our Series D preferred stock in an aggregate principal amount of $5.0 million. The convertible notes were required to be repaid in six months, or upon the closing of the initial public offering, if earlier. At the time of the closing of the initial public offering, all holders elected to convert their notes into 312,500 shares of our common stock. In connection with the issuance of the convertible notes, we granted warrants to purchase an aggregate of 82,051 shares of our common stock at the initial public offering price ($16 per share) to the holders of the notes.

   In November 1998, we issued a note to Progress Bank in an aggregate principal amount of $2.0 million. In connection with the issuance of the note, we granted Progress Capital, an affiliate of Progress Bank, a warrant to purchase 20,513 shares of our common stock at the initial public offering price. We valued each of these warrants at the date of grant.

Year 2000 Compliance

   We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, information technology including computers and software, and non-information technology including telephone systems and other equipment used internally. Additionally, all of the internally developed production and operation systems for our Web sites are undergoing a complete re-engineering. All new programs are being tested and validated for Year 2000 compliance.

   We have taken steps to ensure that telephone systems and other non-information technology are Year 2000 compliant. We have replaced our telephone and voicemail systems with new systems which are Year 2000 compliant. We believe all non-information technology upon which we are materially dependent is Year 2000 compliant. Additionally, with respect to information technology, we expect to resolve any Year 2000 compliance issues primarily through normal upgrades of our software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements is included in our capital expenditure budget and is not expected to be material to our financial position or results of operations. We estimate that our total cost to become Year 2000 compliant will not exceed $250,000, which we expect will be funded from working capital or borrowings under our bank line of credit. However, such upgrades and replacements may not be completed on schedule or within estimated costs or may not successfully address our Year 2000 compliance issues.

   We have completed our Year 2000 compliance assessment plan. This plan includes assessing both our information and non-information technology as well as our internally developed production and operation systems. Based on this assessment, we believe that all non-information technology, all internally developed production and operations systems and 80% of our technology are Year 2000 compliant. We believe that the remaining 20% of our information-technology that is not Year 2000 compliant is not critical to our business. We intend to complete the replacement or remediation of these non-compliant technologies, as well as the testing of any replacement or corrected technologies, by the end of the second quarter of 1999.

   In addition, we are in the process of seeking verification from our key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not presently compliant, to provide a description of their plans to become so. As of February 22, 1999, we have received certification from 80% of our distributors, vendors and suppliers that they are either Year 2000 compliant or are taking the necessary steps to become Year 2000 compliant. We expect to receive the remaining certifications by April 30, 1999. To the extent that vendors fail to provide certification that they are Year 2000 compliant by July 1999, we will seek to terminate and replace those relationships.

   In the event that our production and operational facilities that support our Web sites are not Year 2000 compliant, small portions of our Web sites may become unavailable. Our review of our systems has shown that there is no single application that would make our Web sites totally unavailable and we believe that we can quickly address any difficulties that may arise.

   In the event that our Web-hosting facilities are not Year 2000 compliant, our Web sites would be unavailable and we would not be able to deliver services to our users.

   We do not currently have a contingency plan to deal with the worst-case scenario that might occur if technologies we are dependent upon are not Year 2000 compliant and fail to operate effectively after the Year 2000. We intend to develop a plan for this scenario by the end of the second quarter of 1999.

   If our present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be materially and adversely affected.

Other Commitments

   Our financial commitments for our marketing and distribution agreements with Excite and AltaVista are $2.3 million in 1999, $2.3 million in 2000 and $2.0 million in 2001. The Excite agreement expires in August 2001 and renews automatically unless terminated by either party upon 15 days notice prior to the anniversary date of the agreement. The AltaVista agreement expires one year from the date of the agreement and renews automatically unless terminated by either party upon 30 days prior to the anniversary date of the agreement.

Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Statement of

Position 98-1 is effective for financial statements for years beginning after December 15, 1998. Statement of Position 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We do not expect this standard to have a material effect on our capitalization policy.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Statement of Position 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As we do not currently engage or plan to engage in derivative or hedging activities, there will be no impact to our results of operations, financial position or cash flows upon the adoption of this standard.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

   In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

We have limited operating history upon which you may evaluate us

   We launched our first vertical trade community in October 1995. Accordingly, we have a limited operating history upon which you may evaluate us. In addition, our revenue model is evolving. Currently, our revenues are primarily generated from the sale of advertising on our vertical trade communities. In the future, we expect to generate revenue from multiple sources, including electronic commerce and business services. We may not be able to sustain our current revenues or successfully generate electronic commerce or business services revenue. If we do not generate such revenue, our business, financial condition and operating results will be materially adversely affected.

We anticipate we will incur continued losses for the foreseeable future

   To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have incurred significant losses since inception. We reported a net loss of $13.6 million for the year ended December 31, 1998. We expect to continue to incur significant losses for the foreseeable future. As of December 31, 1998, our accumulated deficit was $19.3 million. Our limited operating history makes predicting our future operating results, including operating expenses, difficult. Our revenues may not grow or may not even continue at their current level.

We expect our operating expenses to increase

   Some of our expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate by reducing expenses in a timely manner. In addition, we plan to significantly increase our operating expenses to:

  .  launch additional vertical trade communities;

  .  increase our sales and marketing operations;

  .  enter into additional sponsorship agreements;

  .  broaden our customer support capabilities; and

  .  pursue marketing and distribution alliances.

   Expenses may also increase due to the potential impact of goodwill and other charges resulting from completed and future acquisitions.

   Additionally, leading Web sites, browser providers and other Internet distribution channels may begin to charge us to provide access to our products and services. If any of these expenses are not accompanied by increased revenues, our business, financial condition and operating results would be materially adversely affected.

Fluctuations in our quarterly results may adversely affect our stock price

   We expect that our quarterly operating results will fluctuate significantly due to many factors, including:

  .  the seasonality of our revenues;

  .  the uncertain adoption of the Internet as an advertising medium;

  .  potential dependence on development of the electronic commerce market;

  .  intense competition;

  .  our dependence on content providers;

  .  license fees payable to content providers;

  .  uncertain acceptance of our Internet content;

  .  management of our growth; and

  .  risks associated with potential acquisitions.

   Many of these factors are beyond our control.

   Due to the limited history of businesses relying on the Internet as a commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet the securities analysts' or your expectations, the price of our common stock could be materially adversely affected.

Marketing and distribution alliances may not generate the expected number of new customers or may be terminated

   We use marketing and distribution alliances with other Internet companies to create traffic on our vertical trade communities and consequently, to generate revenues. These marketing and distribution alliances allow us to link our vertical trade communities to search engines such as those offered by Excite, and on other Web sites such as AltaVista. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' Web sites. These arrangements may not generate the expected number of new customers. We also cannot assure you that we will be able to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on our vertical trade communities could decrease or our advertising revenues derived from the sales of advertising on co-branded pages could decrease.

Acquisitions may disrupt or otherwise have a negative impact on our business

   We have made, and plan to continue to make, investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

  . acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;

  .  we may acquire companies in markets in which we have little experience;

  . we may not be able to successfully integrate the services, products and personnel of any acquisition into our operations;

  . we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions; and

  . our acquisitions may not result in any return on our investment and we may lose our entire investment.

The seasonality of our advertising revenues and usage causes our overall revenues to be seasonal

   Some of our revenue is seasonal, which causes our revenues to be lower in the second and third quarters of each calendar year. As a result, after the announcement of our results for the second and third quarters or each calendar year, our stock price may be lower than at other times of the year. We experience seasonality in our advertising revenue because advertising and media buying tends to be highest in the first and fourth quarters of each calendar year. We also experience seasonality in our traffic. User traffic on our vertical trade communities and the Web sites of our partners is lower during the summer and year-end vacation and holiday periods, when business usage of the Web and our services typically declines.

We currently rely heavily on advertising revenues and if our advertising revenues decline our business would be adversely affected

   We currently rely on revenues generated from the sale of advertising on our vertical trade communities for substantially all of our revenues. If we do not continue to develop advertising and other sources of revenues, our business may be materially adversely affected. Our ability to increase our advertising revenues may depend, among other things, on many factors, including:

  . advertisers' acceptance of the Internet as a legitimate advertising medium;

  . the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers; and

  .  the expansion of our sales force.

   Other factors could also affect our revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet, which would materially adversely affect our business, financial condition and operating results.

Changes in industry advertising rates could adversely affect our revenues

   Changes in industry pricing practices for advertising rates could materially adversely affect our revenues in the future. Currently, we base our storefront advertising rates on a variety of factors including the maturity of the particular vertical trade community, the number of storefronts and amount of other advertising purchased and the length of the advertising contract. In the future, advertising rates may be based on different parameters such as the number of sales inquiries generated or visitors sent from our vertical trade communities to advertisers' Web sites. These changes could materially adversely affect our revenues.

Adoption of the Internet as an advertising medium is uncertain

   The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business, financial condition and operating results could be materially adversely affected.

   No standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising and advertisers who are not currently advertising on the Internet may be reluctant to do so. Our business, financial condition and operating results would be adversely affected if the market for Internet advertising fails to develop or develops slower than expected.

We may not develop significant revenues from electronic commerce, which could adversely affect our future growth

   For the year ended December 31, 1998, approximately 1% of our revenues were generated from electronic commerce. If we do not generate increased revenue from electronic commerce, our business, financial condition and operating results could be materially adversely affected. To generate significant electronic commerce revenues, we will have to continue to build or license an electronic commerce platform.

Our long-term success depends on the development of the electronic commerce market, which is uncertain

   If electronic commerce does not grow or grows slower than expected, our business will suffer. Our long-term success depends on widespread market-acceptance of electronic commerce.

   A number of factors could prevent such acceptance, including the following:

  . electronic commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

  . the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

  . increased government regulation or taxation may adversely affect the viability of electronic commerce;

  . insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

  . adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

There is intense competition for the Internet products and services, advertising and sales of goods and services that we offer

   Competition for Internet products and services, advertising and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. We compete for a share of a customer's advertising budget with online services and traditional off-line media, such as print and trade associations. Although to date we believe there are no companies with a larger portfolio of vertical trade communities than ours, several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis.

   Our competitors may develop Internet products or services that are superior to, or have greater market acceptance than, our solutions. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected.

   Many of our competitors have greater brand recognition and greater financial, marketing and other resources than ours. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our electronic commerce business

   We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or there may be additional legal exposure to us. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We do not currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information, or encryption, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers. However, we intend to license encryption technology to protect confidential transaction data.

   Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as electronic commerce becomes more prevalent (and consequently becomes the focus of our development of direct marketing products), our customers will become more concerned about security. If we do not adequately address these concerns, this could materially adversely affect our business, financial condition and operating results.

We may not have opportunities to enter into new partnerships or marketing and distribution alliances

   We are interested in entering into additional partnerships with search engine providers to increase traffic to our vertical trade communities, but we cannot assure you that we will be able to enter into any new partnerships. If we are unable to enter into new arrangements the traffic on our vertical trade communities may not increase.

Our business depends on the growth of the Internet, which is uncertain

   Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited by a number of reasons, such as:

    .  infrastructure;

    .  security concerns;

    .  inconsistent quality of service; and

    .  lack of availability of cost-effective, high-speed service.

   If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our vertical trade communities, could be adversely affected.

Our Internet content may not attract users with demographic characteristics valuable to our advertisers

   Our future success depends upon our ability to deliver compelling Internet content about various industries that will attract users with demographic characteristics valuable to our advertising customers. If we are unable to develop Internet content that attracts a loyal user base possessing demographic characteristics attractive to advertisers, it could have a material adverse effect on our business, financial condition and operating results. In addition, we may be unable to anticipate or respond to rapidly changing buyer preferences to attract enough users to our vertical trade communities. Internet users can freely navigate and instantly switch among a large number of Web sites. Many of these Internet sites offer original content. Thus, it is difficult for us to distinguish our content and attract users.

We may not be able to maintain relationships with the third parties we depend upon to provide the content for our vertical trade communities, which could result in decreased traffic on the vertical trade communities and decreased advertising revenue

   We rely on third parties, such as trade publications and news wires, to provide some of the content for our vertical trade communities. It is critical to our business that we maintain and build our existing relationships with content providers. Many of our agreements with content providers are for initial terms of one to two years. The content providers may choose not to renew the agreements or may terminate the agreements early if we do not fulfill our contractual obligations, including our payment obligations. If a significant number of content providers terminate our agreements with them, it could result in decreased traffic on our vertical trade communities and decreased advertising revenue. Because our agreements with certain of our content providers are nonexclusive, a competitor could offer content similar to or the same as ours.

The licensee fees we pay to content providers may increase

   If licensing fees increase, it could materially adversely affect our business, financial condition and operating results. License fees to content providers may increase as competition for such content increases. Our content providers may not enter into new agreements with us on similar terms as our current agreements.

If we do not develop the "VerticalNet" brand and our vertical trade community brands our advertising revenues could decrease

   To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand as well as the brands associated with each individual vertical trade community (e.g. wateronline.com). If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers, which could result in decreasing advertising revenues. We believe that brand recognition will become more important in the future with the growing number of Internet sites. Our brand awareness could be diluted, which could adversely affect our business, financial condition and operating results if users do not perceive our products and services to be of high quality.

We are growing rapidly and effectively managing our growth may be difficult

   We have grown and expect to continue to grow rapidly both by adding new products and hiring new employees. This growth is likely to place a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees.

   Many of our senior management have only recently joined us. Of the seven executive officers listed in Item 10 of this Report, four have worked for us less than one year. We cannot assure you that our management will be able to effectively or successfully manage our growth.

We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

   Proprietary rights are important to our success and our competitive position. We have applied for several trademarks, none of which has been issued to date. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We currently have two pending trademark applications. Generally, our domain names for our vertical trade communities are not protectable as trademarks because they are too generic. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel.

We may not be able to acquire or maintain easily identifiable Web addresses or prevent third parties from acquiring Web addresses similar to ours

   We currently hold various Internet Web addresses relating to our brand. These Web addresses include wateronline.com, wirelessdesignonline.com, pollutiononline.com and other Web addresses. We may not be able to prevent third parties from acquiring Web addresses that are similar to our addresses, which could materially adversely affect our business, financial condition and operating results. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. The regulation of Web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

We may not be able to effect our growth strategy if we are not able to consummate future acquisitions

   Our acquisition strategy is subject to the risk of not being able to identify additional suitable acquisition candidates available for sale at reasonable prices or on reasonable terms. Additionally, regardless of whether suitable candidates are available, we may not be able to consummate future acquisitions for other reasons such as the availability of capital. If we are unable to consummate future acquisitions, our business, financial condition and operating results could be adversely affected.

We may be subject to legal liability for publishing or distributing content over the Internet

   We may be subject to legal claims relating to the content in our vertical trade communities, or the downloading and distribution of such content. For example, persons may bring claims against us if material that is inappropriate for viewing by young children can be accessed from our vertical trade communities. Claims could also involve matters such as defamation, invasion of privacy, and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided on our vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer a material adverse effect if costs resulting from these claims are not covered by our insurance or exceed our coverage.

Risk of failure of our computer and communications hardware systems increases without back-up facilities

   Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Any system interruptions that cause our vertical trade communities to be unavailable to Web browsers may reduce the attractiveness of our vertical trade communities to advertisers and could materially adversely affect our business, financial condition and operating results. We maintain most of our computer systems in two Web-hosting facilities in New Jersey. However, we do not have back-up or redundant facilities for our computer systems. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Capacity limits on our technology, transaction processing system and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use

   As traffic in our vertical trade communities continues to increase, we must expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to accurately project the rate of increase in our vertical trade communities. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our vertical trade communities. If we do not appropriately upgrade our systems and network hardware and software, our business, financial condition and operating results will be materially adversely affected.

Our market is characterized by rapid technological change which we may not be able to keep up with in a cost-effective way

   Our market is characterized by rapid technological change, and frequent new product announcements. Significant technological changes could render our existing vertical trade community technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be materially adversely affected. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our vertical trade communities and by developing new features to meet customer needs. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services and develop new services and technology that address the needs of our customers. We will also need to respond to technological advances and emerging industry standards in a cost-effective and timely basis.

Our success is dependent on our key personnel who we may not be able to retain and we may not be able to hire enough additional personnel to meet our hiring needs

   We believe that our success will depend on continued employment of our senior management team and key technical personnel. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. Most of our senior management do not have employment agreements. We carry key person life insurance on certain, but not on all, of our senior management personnel.

   Our success also depends on having a highly trained sales force and telesales group. Our telesales group was formed recently. We will need to continue to hire additional personnel as our business grows. A shortage in the number of trained salespeople could limit our ability to increase sales in our existing vertical trade communities and to sell as we launch new vertical trade communities.

   We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

Our systems may not be Year 2000 compliant, which could cause our vertical trade communities to be unavailable for a period of time after January 1, 2000, which could in turn have a negative impact on our business, operating results and financial position

   We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. If our present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be materially and adversely affected.

   In the event that our Web-hosting facilities are not Year 2000 compliant, our production Web sites would be unavailable and we would not be able to deliver services to our users. In the event that our production and operational facilities that support our Web sites are not Year 2000 compliant, small portions of our Web sites may become unavailable.

The interests of our controlling shareholders may conflict with our interests and the interests of our other shareholders

   As a result of its stock ownership and board representation, Internet Capital Group, LLC is in a position to affect significantly our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our public shareholders. Internet Capital Group owns 6,147,505 shares, or 37.2%, of common stock after the conversion of their preferred stock and convertible notes. Internet Capital Group also owns warrants to purchase 119,656 shares of common stock. Two representatives of Internet Capital Group remain on our board of directors.

Shares eligible for future sale by our current shareholders may adversely affect our stock price

   If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, then the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market. In connection with our recent initial public offering, the holders of 11,653,064 shares of common stock and warrants and options exercisable into an aggregate of 505,704 shares of common stock have agreed not to sell any such securities for 180 days after the initial public offering without the prior written consent of Lehman Brothers, the lead underwriter of the initial public offering. However, Lehman Brothers may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements. The agreements expire on July 9, 1999.

   The holders of 10,047,346 shares of common stock and warrants to purchase 235,871 shares of common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a registration statement to register all shares of common stock under our stock option and employee stock purchase plans. That registration statement was effective on February 11, 1999 and shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult

   VerticalNet is a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to shareholders. Our articles of incorporation provide that our board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three year term. The issuance of preferred stock and the existence of a classified board could make it more difficult for a third-party to acquire us.

Our common stock price is likely to be highly volatile

   The market price of our common stock has been and will likely continue to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

   Factors that could cause such volatility may include, among other things:

  .  actual or anticipated variations in quarterly operating results;

  .  announcements of technological innovations;

  .  new sales formats or new products or services;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet industry;

  .  changes in the market valuations of other Internet companies;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

  .  capital commitments;

  .  additions or departures of key personnel; and

  .  sales of common stock.

   Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements of the Company are submitted as a separate section of this Report beginning on Page 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Name                        Age                    Position
----                        ---                    --------
Mark L. Walsh..............  44 President, Chief Executive Officer and Director
Michael J. Hagan...........  36 Senior Vice President, Co-Founder and Director
Michael P. McNulty.........  35 Senior Vice President, Co-Founder
Barry E. Wynkoop...........  47 Senior Vice President
Gene S. Godick.............  33 Vice President and Chief Financial Officer
Blair LaCorte..............  35 Senior Vice President
Mario V. Shaffer...........  36 Vice President of New Business Development
Douglas A. Alexander.......  37 Chairman of the Board and Director
Jeffrey C. Ballowe.........  43 Director
Walter W. Buckley, III.....  38 Director
Matthew J. Warta...........  29 Director

   Mark L. Walsh, age 44, has served as our President and Chief Executive Officer and as one of our directors since August 1997. Prior to joining us, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric's online service from 1994 to 1995. He also was the President of Information Kinetics, Inc., a venture capital backed interactive information company focusing on the recruitment and classified advertising market from 1993 to 1994. He received his MBA from Harvard Business School and B.A. from Union College of Schenectady, N.Y. He is the past chairman of the Interactive Services Association. Mr. Walsh was a board member of the Information Industry Association, a 500 member-company trade group for the business information market.

   Michael J. Hagan, age 36, co-founded VerticalNet in 1995 and currently serves as our Senior Vice President of Merger and Acquisitions and Product Development. He also serves as one of our directors. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. He served at Merrill Lynch in the areas of finance, technology and accounting. Prior to that time, Mr. Hagan worked for Bristol Myers Squibb from 1988 to 1990. Mr. Hagan received a B.S. from St. Joseph's University and is a Certified Public Accountant.

   Michael P. McNulty, age 35, co-founded VerticalNet in 1995 and currently serves as our Senior Vice President of Audience Development. Prior to 1995, Mr. McNulty worked from 1985 to 1995 in the trade publishing industry. He held both sales and sales management positions for the Raben Publishing Company, Scranton Gillete Communications and the PennWell Publishing Company. Mr. McNulty received a B.S. from St. Joseph's University.

   Barry E. Wynkoop, age 47, has served as our Senior Vice President of Sales and Market Management Development since August 1998. Prior to joining us, Mr. Wynkoop worked for Bell Atlantic Corporation. From 1993 to 1998 he was the Vice President of Marketing, National Accounts and Customer Services, for Bell Atlantic Directory Services, Inc. From 1991 to 1993, he was the Vice President and General Manager of Bell Atlantic Mobile Services, Inc.'s New England division. Mr. Wynkoop served as the General Manager for U.S. Sales for the GEC Business Systems Group of General Electric Company plc, from 1986 to 1991. From 1983 to 1986, Mr. Wynkoop served as the Vice President of U.S. Operations for Krone GmbH, a West German telecommunications manufacturer, and from 1973 to 1983 he held several positions, ultimately becoming Director of Marketing from 1979 to 1983, for Phelps Dodge Corporation, an industrial copper mining and fabricating company. Mr. Wynkoop received a B.A. from Iona College, and graduated from the Program for Management Development at the Harvard Business School.

   Gene S. Godick, age 33, has served as our Vice President of Finance and Chief Financial Officer since June 1998. Prior to joining us, he worked from 1997 until 1998 as a senior manager at KPMG LLP, where he worked in their information, communications and entertainment practice, with a focus on high technology companies. During 1997, prior to joining KPMG LLP, Mr. Godick provided consulting services advising companies on financing and turnaround strategies. Prior thereto, Mr. Godick was hired in early 1994 as CFO of Industrial Construction, Inc., a privately owned environmental remediation firm, to help that firm remedy its financial problems. Industrial Construction began experiencing financial difficulty in late 1993 due to poor project management and a slowdown in the environmental remediation industry as a whole. Mr. Godick was President and CFO of Industrial from 1996 until 1997. Industrial filed for Chapter 7 bankruptcy in May 1997 after failing to achieve profitability or generate enough cash to continue operations. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP's Enterprise Group, which provided services to emerging growth companies in high technology, biotechnology and software. Mr. Godick also serves on the board of directors of Novasoft Information Technology Corp. Mr. Godick received a B.S. from Villanova University and is a Certified Public Accountant.

   Blair LaCorte, age 35, has served as our Senior Vice President of Strategy and Electronic Commerce since January 1999 and has been a consultant for us since October 1998. From 1997 to 1998, Mr. LaCorte was the President of the Internet Technology Group and Senior Vice President of Partnerships at CADIS Inc., a software company specializing in electronic commerce and procurement in business-to-business markets. From 1993 to 1997 Mr. LaCorte held positions at Autodesk where he founded three divisions, the last of which was Autodesk Data Publishing, an electronic business-to-business publisher of engineering graphics for design and procurement. Prior to his employment with Autodesk, from 1992 to 1993 Mr. LaCorte was Manager of Worldwide Strategy and Market Planning for Sun Microsystems, and a Senior Consultant at Gemini Consulting specializing in process engineering. In 1996, Mr. LaCorte was named one of the top ten business-to-business marketers of the year by Business Marketing and Advertising Age. He received a B.A. from the University of Maine, holds a FMP degree from General Electric and an MBA from the Amos Tuck School at Dartmouth College.

   Mario V. Shaffer, age 36, has served as our Vice President of New Business Development since May 1998. From 1995 to 1998, he served as Management Group Director of Marketing and Business Development at AOL where he was responsible for membership marketing and strategic relationships. Previously, Mr. Shaffer was Vice President of ContentWare, Inc. From 1992 to 1994, he was Director of Business Development of EON Corporation and from 1988 to 1992, he was regional sales manager of RR Donnelley Financial. Mr. Shaffer received a B.A. from the College of William and Mary.

   Douglas A. Alexander, age 37, has served as one of our directors since September 1996 and has served as the Chairman of the Board since 1997. Mr. Alexander is a Managing Director of Internet Capital Group. He co-founded Reality Online, Inc. in 1986 and later sold it to Reuters in 1994. Reality Online developed financial planning tools and online services aimed at the individual investor and then later became a provider of Internet solutions to the retail brokerage industry. Prior to co-founding Reality Online, Mr. Alexander was a partner with Strategic Management Group, a corporate training firm. Mr. Alexander sits on the boards of several Internet companies including DejaNews, Linkshare, and SageMaker. Mr. Alexander was also chairman of WiseWire, which was sold to Lycos, Inc. in April 1998. Mr. Alexander received a B.A.S. from the University of Pennsylvania and B.S. from the Wharton School of Business.

   Jeffrey C. Ballowe, age 43, has served as one of our directors since July 1998. Mr. Ballowe retired at the end of 1997 from Ziff-Davis, Inc., where during his 11 years at the company he worked to transform Ziff-Davis into an international, integrated media company. At Ziff-Davis he held several magazine publishing roles, including Publisher of PC Magazine and a number of corporate posts in which he was responsible for establishing Ziff-Davis's European operations, managing Ziff-Davis's largest magazine group, launching Ziff-Davis's Internet publications, creating ZDNet, and launching ZDTV. At his retirement, he was President,

Interactive Media and Development Group, in charge of Ziff-Davis's Internet publications, ZDNet, ZDTV, and all development at the company. His development activities included spearheading Ziff-Davis's and Softbank's investments in Yahoo!, USWeb, Gamespot, and Herring Communications. Prior to joining Ziff-Davis, Mr. Ballowe worked as a marketing executive at various technology and marketing services companies. Currently Mr. Ballowe is Chairman of DejaNews, Inc. and serves as a director on the boards of USWeb, Personalogic, Inc. and Xoom.com, Inc. He received an MBA from the University of Chicago, a master's degree from the University of Wisconsin-Madison and a bachelor's degree from Lawrence University.

   Walter W. Buckley, III, age 38, has served as one of our directors since 1996. Mr. Buckley is a co-founder and the President and CEO of Internet Capital Group. Prior to co-founding Internet Capital Group, Mr. Buckley worked for Safeguard Scientifics, Inc. as Vice President of Acquisitions. Prior to joining Safeguard, Mr. Buckley was President and co-founder of Centralized Management Systems, Inc., a medical supply company, which was sold in 1987. Prior thereto, he was a commercial loan officer at CoreStates Bank, N.A. Mr. Buckley sits on the boards of Internet Capital Group, Sky/Alland Marketing, Who? Vision Systems, Inc., Syncra Software, Inc. and e-Chemicals, Inc. Mr. Buckley received his B.A. from the University of North Carolina, Chapel Hill.

   Matthew J. Warta, age 29, has served as one of our directors of since June 1998. In his current position, Mr. Warta is a Director of Koch Ventures, Inc., a subsidiary of Koch Industries, Inc. where he is responsible for investing in and managing the firm's applied technology investments. From 1996 through 1997, he was with Koch's Capital Services Group, where he provided advisory services on mergers and acquisitions, strategic consulting, and corporate partnering to various Koch companies. Prior to joining Koch, Mr. Warta worked as a management consultant at Deloitte & Touche Consulting Group from 1995 to 1996, where he provided strategic and operational consulting services to clients. Prior thereto, Mr. Warta served as an account executive for Valentine Radford Communications, Inc., an advertising and marketing agency in Kansas City, Missouri. Mr. Warta received an MBA and a B.S. from the University of Kansas.

Classes of the Board

   Our board of directors are divided into three classes that serve staggered three-year terms as follows:

            Class            Expiration      Member
            -----            ---------- ----------------
            Class I.........    2000      Buckley, Warta
            Class II........    2001      Ballowe, Hagan
            Class III.......    2002    Alexander, Walsh

Committees of the Board of Directors

   The board of directors recently created a compensation committee and an audit committee. The compensation committee of the board of directors evaluates our compensation policies and administers our stock option plan. The members of the compensation committee are Messrs. Alexander and Warta. The audit committee reviews the scope of our audit, the engagement of our independent auditors and their audit reports. The audit committee will also meet with the financial staff to review accounting procedures and reports. The audit committee currently consists of Messrs. Ballowe and Buckley.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information for the fiscal years ended December 31, 1997 and December 31, 1998 concerning compensation we paid to the chief executive officer and our other four most highly compensated executive officers.

                           Summary Compensation Table

                                                                   Long Term
                                                                  Compensation
                                        Annual Compensation          Awards
                                   ------------------------------ ------------
                                                                   Securities
   Name and Principal     Fiscal                     Other Annual  Underlying
        Position           Year     Salary   Bonus   Compensation   Options
   ------------------     ------   -------- -------- ------------ ------------
Mark L. Walsh,             1998    $233,333 $100,000       --       428,011
 President and Chief
 Executive Office........  1997(1)   70,833   33,333       --       307,692
Michael J. Hagan,          1998    $112,916 $ 25,000       --        76,923
 Senior Vice President...  1997     101,933      --        --           --
Michael P. McNulty,        1998    $112,916 $ 25,000       --        76,923
 Senior Vice President...  1997     101,516      --        --           --
Mario V. Shaffer,
 Vice President(2).......  1998    $ 80,473 $ 25,000       --        51,282
Barry E. Wynkoop,
 Senior Vice
 President(3)............  1998    $ 72,916 $ 35,000    $1,600      123,077

--------
(1) Mr. Walsh commenced employment with us in August, 1997.
(2) Mr. Shaffer commenced employment with us in May, 1998.
(3) Mr. Wynkoop commenced employment with us in August, 1998.

   The following table sets forth certain information regarding options granted in 1998 to the executive officers named in the Summary Compensation Table above.

                                                                          Potential Realizable
                                                                            Value at Assumed
                                                                          Annual Rates of Stock
                                                                                  Price
                                                                            Appreciation for
                                                                             Option Term (3)
                                                                          ---------------------
                         Number of      % of Total
                         Securities      Options
                         Underlying     Granted to   Exercise
                          Options       Employees      Price   Expiration
          Name            Granted     in Fiscal Year Per Share    Date        5%        10%
          ----           ----------   -------------- --------- ---------- ---------- ----------
Mark L. Walsh...........  196,481(1)       12.6%       $0.80     1/30/08  $4,963,565 $7,996,753
                          231,530(2)       14.9         2.63     6/18/08   5,425,284  8,999,543
Michael J. Hagan........   76,923(2)        4.9         0.80     1/30/08   1,943,253  3,130,757
Michael P. McNulty......   76,923(2)        4.9         0.80     1/30/08   1,943,253  3,130,757
Mario V. Shaffer........   35,897(1)        2.3         2.63     6/18/08     841,150  1,395,312
                            2,564(1)        0.2         2.63     7/20/08      60,080     99,662
                           12,821(2)        0.8         3.32    11/11/08     291,579    489,504
Barry E. Wynkoop........  123,077(1)        7.9         2.63     6/18/08   2,883,979  4,783,988

               Option Grants During Year Ended December 31, 1998

--------
(1) Vests at 28% on the employee's one year employment anniversary, in equal increments of 2% per month for 36 months and fully vests 48 months from the employee's initial date of employment.
(2) Vests at 28% on the first anniversary of the grant date, in equal increments of 2% per month for 36 months and fully vests 48 months from the grant date.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based on the initial public offering price of $16 per share. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

   The following table sets forth certain information concerning option exercises by executive officers named in the Summary Compensation Table during 1998.

                         Fiscal Year-End Option Values

                               Number of Securities
                              Underlying Unexercised   Value of Unexercised In-
                              Options at Fiscal Year     the-Money Options at
                                        End               Fiscal Year-End (1)
                             ------------------------- -------------------------
Name                         Exercisable Unexercisable Exercisable Unexercisable
----                         ----------- ------------- ----------- -------------
Mark L. Walsh...............   181,501      554,202    $2,758,815   $8,000,171
Michael J. Hagan............         0       76,923             0    1,169,230
Michael P. McNulty..........         0       76,923             0    1,169,230
Mario V. Shaffer............         0       51,282             0      676,794
Barry E. Wynkoop............         0      123,077             0    1,645,539

--------
(1) Based on the initial public offering price ($16 per share). The initial public offering occurred on February 11, 1999.

Stock Option Plan

   We have adopted the Amended and Restated 1996 Equity Compensation Plan, effective as of December 18, 1996. The plan provides for grants of incentive stock options, nonqualified stock options, and restricted stock to our designated employees, advisors and consultants, and to non-employee directors. By encouraging stock ownership, we seek to motivate such individuals to contribute materially to our success.

   General. The plan authorizes up to 3,600,000 shares of common stock for issuance under the terms of the plan. No more than 500,000 shares in the aggregate may be granted to any individual in any calendar year. If options granted under the plan expire or are terminated for any reason without being exercised, or shares of restricted stock are forfeited, the shares of common stock underlying such grant will again be available for purposes of the plan.

   Administration of the Plan. The compensation committee of the board of directors administers and interprets the plan. The compensation committee consists of two or more persons appointed by the board of directors from among its members, each of whom must be a "non-employee director" as defined by Rule 16b-3 under the Securities Exchange Act of 1934, and an "outside director" as defined by Section 162(m) of the Internal Revenue Code of 1986 and related Treasury regulations. The compensation committee has the sole authority to:

  .  determine the individuals to whom grants shall be made under the plan;

  . determine the type, size and terms of the grants to be made to each such individual;

  . determine the time when the grants will be made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting;

  . determine the total number of shares of common stock available for grants; and

  .  deal with any other matters arising under the plan.

   The compensation committee may require that a grantee execute a shareholder's agreement, with such terms as the compensation committee deems appropriate.

   Grants. Grants under the plan may consist of:

  . options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code;

  .  nonqualified stock options that are not intended to so qualify; and

  .  restricted stock.

   Eligibility for Participation. Grants may be made to any employees of VerticalNet or any of its subsidiaries and to any non-employee member of the board of directors. Key consultants and advisors who perform services for us or any of our subsidiaries are eligible if they render bona fide services, not as part of the offer or sale of securities in a capital-raising transaction. As of December 31, 1998, 2,083,861 options were outstanding under the plan.

   Options. Incentive stock options may be granted only to employees. Non-qualified stock options may be granted to employees, non-employee directors, and key advisors. The exercise price of common stock underlying an option shall be determined by the compensation committee, and may be equal to, greater than, or less than the fair market value but in no event less than 80% of fair market value; provided that

      (a) the exercise price of an incentive stock option shall be equal to or greater than the fair market value of a share of common stock on the date such incentive stock option is granted and

      (b) the exercise price of an incentive stock option granted to an employee who owns more than 10% of the common stock may not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant.

   The participant may pay the exercise price:

      (1) in cash;

     (2) with the approval of the compensation committee, by delivering shares of common stock owned by the grantee and having a fair market value on the date of exercise equal to the exercise price of the grant; or

     (3) by such other method as the compensation committee shall approve, including payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board.

   Options vest according to the terms and conditions determined by the compensation committee and specified in the grant instrument.

   The compensation committee will determine the term of each option up to a maximum of ten years from the date of grant except that the term of an incentive stock option granted to an employee who owns more than 10% of the common stock may not exceed five years from the date of grant. The compensation committee may accelerate the exercisability of any or all outstanding options at any time for any reason.

   Restricted Stock. The compensation committee shall determine the number of shares of restricted stock granted to a participant, but may not exceed the maximum plan limit described above. Grants of restricted stock will be conditioned on such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as the compensation committee may determine in its sole discretion. The restrictions shall remain in force during a restricted period set by the compensation committee. If the grantee is no longer employed by us during the restriction period or if any other conditions are not met, the restricted stock grant will terminate as to all shares covered by the grant for which the restrictions are still applicable, and those shares must be immediately returned to us.

   Amendment and Termination of the Plan. The compensation committee may amend or terminate the plan at any time; except, that, it may not make any amendment that requires stockholder approval pursuant to Rule 16b-3 of the Securities Exchange Act of 1934 or Section 162(m) of the Internal Revenue Code without stockholder approval. The plan will terminate on the day immediately preceding the tenth anniversary of its effective date, unless the compensation committee terminated earlier or extends it with approval of the stockholders.

   Adjustment Provisions. Upon certain transactions identified in the plan, the compensation committee may appropriately adjust:

  .  the maximum number of shares available for grants;

  . the maximum number of shares that any participant may be granted in any year;

  .  the number of shares covered by outstanding grants;

  .  the kind of shares issued under the plan; and

  .  the price per share or the applicable market value of such grants.

   Change of Control. Upon a change of control, the compensation committee may determine that:

      (1) all outstanding options shall immediately vest; and

      (2) the restrictions and conditions on all outstanding restricted stock shall immediately lapse.

   Upon a change of control where we are not the surviving entity or where we survive only as a subsidiary of another entity, unless the compensation committee determines otherwise, all outstanding grants shall be assumed by or replaced with comparable options or stock by the surviving corporation. In addition, the compensation committee may

        (a) require that grantees surrender their outstanding options in exchange for payment by us, in cash or common stock, at an amount equal to the amount by which the then fair market value of the shares of common stock subject to the grantee's unexercised options exceeds the exercise price of those options, and/or

       (b) after giving grantees an opportunity to exercise their outstanding options, terminate any or all unexercised options.

   A "change of control" is defined to have occurred if:

      (1) any "person" other than persons who are our shareholders as of the effective date of the plan becomes a "beneficial owner," directly or indirectly, of common stock representing more than 50% of the voting power of the then-outstanding shares of common stock; the terms "person" and "beneficial owner" are each defined in the Securities Exchange Act of 1934; or

     (2) the shareholders or the directors, as appropriate, approve:

        (a) any merger or consolidation of us with another corporation where the shareholders, immediately prior to such transaction, will not beneficially own, immediately after the transaction, shares entitling such shareholders to more than 50% of all votes to which all shareholders of the surviving corporation would be entitled in the election of directors, without consideration of the rights of any class of stock to elect directors by a separate class vote;

       (b) the sale or other disposition of all or substantially all our assets; or

       (c) our liquidation or dissolution.

   Section 162(m). Under Section 162(m) of the Internal Revenue Code, we may be precluded from claiming a federal income tax deduction for total remuneration in excess of $1.0 million paid to the chief executive officer or to any of the other four most highly compensated officers in any one year. Total remuneration would include amounts received upon the exercise of stock options granted under the plan and the value of shares received when the shares of restricted stock became transferable or such other time when income is recognized. An exception does exist, however, for "performance-based compensation," including amounts received upon the exercise of stock options pursuant to a plan approved by stockholders that meets certain requirements.

   The plan has been approved by stockholders and is intended to make grants of options thereunder meet the requirements of "performance-based compensation." Awards of restricted stock generally will not qualify as "performance-based compensation."

Employment Agreements

   Under an employment letter dated August 1997, Mark L. Walsh agreed to be our President and Chief Executive Officer. Under this employment letter, Mr. Walsh receives a base salary of $200,000 per year, and a bonus of up to $100,000 per year based on performance objectives established at the sole discretion of the compensation committee. In connection with the employment letter, we granted Mr. Walsh stock options to purchase 735,703 shares of common stock. The employment letter has no term, however, if Mr. Walsh is terminated for any reason other than for cause, he is entitled to a severance payment equal to one year of his base salary. Internet Capital Group has guaranteed up to $200,000 of any such severance payment.

   Under an employment letter dated July 1998, Barry E. Wynkoop agreed to be a Senior Vice President. Under the employment letter, Mr. Wynkoop is entitled to receive an annual salary of $175,000, and a bonus of up to $100,000, 30% of which is attributable to us meeting overall revenue and margin objectives established by the compensation committee and 70% of which is attributable to our attainment of annual sales targets established by the compensation committee. If we exceed annual sales targets, Mr. Wynkoop may receive an additional bonus based on the percentage that actual sales exceeded the sales targets. Under the employment letter we granted Mr. Wynkoop stock options to purchase 123,077 shares of common stock. The employment letter has no term; however, if Mr. Wynkoop is terminated for any reason other than for cause, he is entitled to a severance payment equal to six months of his base salary.

   We may enter into new employment agreements with our executive officers, but no terms have been established. In addition, we are in the process of developing a bonus program that would be based on company performance targets and individual performance targets focusing on profitability and customer satisfaction goals.

Employee Stock Purchase Plan

   We have established an employee stock purchase plan under which a total of 300,000 shares of common stock will be made available for sale to our employees. The purchase plan qualifies as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986. The board of directors, by a committee appointed by the board, administers the purchase plan. Employees are eligible to participate if they are employed by us or a designated subsidiary for at least 20 hours per week and for more than five months in any calendar year. The purchase plan permits eligible employees to purchase common stock through payroll deductions, which, subject to certain limitations, may not exceed 10% of an employee's compensation.

   The purchase plan will be implemented in a series of consecutive offering periods, each approximately six months long. Offering periods will begin on the first trading day after March 31 and September 30 of every year and end on the last trading day in the period six months later. However, the first offering period will be the period of approximately eight months beginning on February 11, 1999 and ending on the last trading day in the period ending September 30, 1999. Each participant will be granted an option to purchase stock on the first day of the six-month purchase period and such option will be automatically exercised on the last date of each offering period. The purchase price of each share of common stock under the purchase plan will be equal to

85% of the lesser of the fair market value per share of common stock on the start date of that offering period or on the date of purchase. However, during the first offering period the purchase price of each share of common stock under the purchase plan will be equal to initial public offering price ($16 per share). Employees may modify or end their participation in the offering at any time during the offering period. Participation ends automatically upon termination of employment. The purchase plan will terminate in 2009 unless the board of directors terminates it sooner.

Director Compensation

   We do not pay directors cash compensation, however they are reimbursed for the expenses they incur in attending meetings of the board or board committees. Non-employee directors are eligible to receive options to purchase common stock awarded under our equity compensation plan. See "--Stock Option Plan."

Compensation Committee Interlocks and Insider Participation

   The compensation committee makes all compensation decisions. Messrs. Alexander and Warta have served as the only members of the compensation committee since we formed the committee in June 1998. Prior to that time, our full board made compensation decisions. None of our executive officers, directors or compensation committee members presently serve, or in the past served, on the compensation committee of any other company whose directors or executive officers served on our compensation committee. A member of the compensation committee, Mr. Alexander, is a Managing Director of Internet Capital Group, which beneficially owns 37.2 % of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information, as of March 19, 1999, with respect to beneficial ownership of the common stock by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Summary Compensation Table; by each of our directors; and by all executive officers and directors as a group.

                                                     Number of Shares   Percent
                                                     of Common Stock      of
             Name of Beneficial Owner               Beneficially Owned Ownership
             ------------------------               ------------------ ---------
Internet Capital Group(1)(6)(7)....................     6,267,161        37.2%
 800 Safeguard Building,
 435 Devon Park Drive,
 Wayne, PA 19087
Koch Ventures, Inc.................................       855,701         5.1
 4111 East 37th Street North
 Wichita, KS 67220
Wheatley Partners, L.P.(2).........................       877,916         5.3
 80 Cuttermill Rd., Suite 311
 Great Neck, NY 11021
Mark L. Walsh(3)...................................       381,734         2.2
Michael J. Hagan(4)................................       615,704         3.7
Michael P. McNulty(4)..............................       509,189         3.0
Mario V. Shaffer...................................        14,358           *
Barry E. Wynkoop...................................           --            *
Blair LaCorte......................................        10,770           *
Douglas A. Alexander(5)(6).........................       161,000           *
Jeffrey C. Ballowe.................................           --            *
Walter W. Buckley, III(7)..........................        12,898           *
Matthew J. Warta...................................           --            *
All executive officers and directors as a group
 (11 persons)(3)(4)(5)(8)..........................     1,705,653         9.9

--------
 * Less than 1%
(1) Includes common stock issued upon automatic conversion of all shares of preferred stock and convertible notes owned by Internet Capital Group and 119,656 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 19,1999.
(2) Includes shares held by Wheatley Foreign Partners, L.P. Includes 4,828 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of March 19,1999.
(3) Includes 381,734 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 19,1999. Excludes options to purchase 534,035 shares of common stock which are not currently exercisable.
(4) Includes 26,153 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 19,1999. Excludes options to purchase 53,846 shares of common stock which are not currently exercisable.
(5) Includes 9,231 shares of common stock issuable upon exercise of options exercisable within 60 days of March 19,1999.
(6) Douglas A. Alexander is a managing director of Internet Capital Group. Mr. Alexander disclaims beneficial ownership of shares held by Internet Capital Group and Internet Capital Group disclaims beneficial ownership of shares owned by Mr. Alexander.
(7) Walter W. Buckley, III is the President and Chief Executive Officer of Internet Capital Group. Mr. Buckley disclaims beneficial ownership of shares held by Internet Capital Group and Internet Capital Group disclaims beneficial ownership of shares owned by Mr. Buckley.
(8) Includes 10,770 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 19,1999.

   Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Because we were not a reporting company during fiscal year 1998, no reports were required during that year. Accordingly, we believe that we fully complied with any reporting requirements of Section 16(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1997, we entered into a $250,000 Web site development contract with Informatrix. In addition, under the contract we were to maintain the Web site for a monthly fee of $20,000. In conjunction with this contract, we advanced Informatrix $160,000 in 1997, as evidenced by a demand note. During fiscal year 1998, we advanced an additional $555,000 to Informatrix as part of the demand note. Mr. McNulty's brother was a member of the board of directors of Informatrix. Subsequently, in September 1998, we acquired all of the outstanding capital stock of Informatrix.

   In May 1998, we issued warrants to Internet Capital Group that will, in the aggregate, entitle Internet Capital Group to purchase 85,470 shares of common stock at $3.51 per share. We issued the warrants in conjunction with certain guarantees of our bank debt by Internet Capital Group. Such warrants are currently exercisable, and will expire on November 30, 2008. The exercise price and number of shares of common stock issuable upon the exercise of each of the warrants may be adjusted upon the occurrence of certain events, including stock splits, stock dividends, reorganization, recapitalization, merger or sale of all or substantially all of our assets. All shares of common stock issuable upon exercise of all warrants have certain registration rights.

   Since inception, we have issued, in private placement transactions, shares of preferred stock that automatically converted into an aggregate of 9,734,845 shares of common stock on February 17, 1999. To date, we do not owe and have never paid dividends on our preferred stock. The holders of such converted shares of common stock are entitled to certain demand and piggy-back registration rights.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K Financial Statements and Financial Statement Schedules


   The response to this portion of Item 14 is submitted as a separate section of this Report beginning on Page 46.
 Reports on Form 8-K


   None.

 Exhibits

   The following is a list of exhibits filed as part of this annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

 Exhibit
 Number                               Description
 -------                              -----------
   3.1    Amended and Restated Articles of Incorporation (1)
   3.2    Amended and Restated Bylaws (1)
  10.1    Amended and Restated 1996 Equity Compensation Plan (1) (2)
  10.2    Employment Agreement with Mark L. Walsh (1) (2)
  10.3    Employment Agreement with Barry E. Wynkoop (1) (2)
  10.4    Share Purchase Agreement dated September 1, 1998, between Boulder
          Interactive Technology Services Co. and VerticalNet, Inc. (1)
  10.5    Agreement and Plan of Merger dated September 30, 1998, among
          VerticalNet, Inc., Informatrix Acquisition Corp., Informatrix
          Worldwide, Inc. and the Stockholders of Informatrix Worldwide, Inc.
          (1)
          Sponsorship Agreement dated June 30, 1998, between Excite!, Inc. and
  10.6    VerticalNet, Inc. (1)(3)
  10.7    Internet Services Agreement dated as of January 19, 1999 by and between Compaq Computer Corporation and VerticalNet, Inc. (1)
  10.8    Asset Purchase Agreement dated January 13, 1999 by and among
          VerticalNet, Inc., Coastal Video Communications Corp., Paul V.
          Michels and Philip P. Price (1)
  10.9    Common Stock Purchase Warrant to purchase 40,000 or 60,000 shares of
          Common Stock dated November 25, 1998 issued to Progress Capital,
          Inc. (1)
 10.10    Form of Common Stock Purchase Warrant dated November 25, 1998 issued in connection with the Convertible Note (1)
 10.11    Form of Convertible Note dated November 25, 1998 (1)
 10.12    Series A Preferred Stock Purchase Agreement dated as of September
          12, 1996 between Internet Capital Group, L.L.C. and Water Online,
          Inc. (1)
 10.13    Series D Investor Rights Agreement dated as of May 8, 1998 by and among VerticalNet, Inc. and the Investors (1)
 10.14    Registration Rights Agreement dated as of November 25, 1998 between
          VerticalNet, Inc. and the Convertible Note Holders (1)
 11       Statement re: Computation of Per Share Earnings
 21       Subsidiaries (1)
 23.1*    Consent of KPMG LLP
          Power of Attorney (included on signature page to this Registration
 24.1     Statement)
 27*      Financial Data Schedule

--------
*  Filed herewith.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998 amended and incorporated herein by reference.
(2) Compensatory plans and arrangements for executives and others.
(3) Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Act.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VerticalNet, Inc.

                                                    /s/ Gene S. Godick
                                          By___________________________________
                                            Gene S. Godick
                                            Vice President and Chief Financial
                                            Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gene S. Godick as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Name                          Capacity                   Date
           ----                          --------                   ----
     /s/Mark L. Walsh       President, Chief Executive         March 31, 1999
 _________________________   Officer and Director (principal
       Mark L. Walsh         executive officer)
   /s/Michael J. Hagan      Senior Vice President and Director
 _________________________
     Michael J. Hagan                                          March 31, 1999
    /s/Gene S. Godick       Vice President and Chief Financial
 _________________________   Officer (principal financial and
      Gene S. Godick         accounting officer)               March 31, 1999
 /s/Douglas A. Alexander    Director
 _________________________
   Douglas A. Alexander                                        March 31, 1999
  /s/Jeffrey C. Ballowe     Director
 _________________________
    Jeffrey C. Ballowe                                         March 31, 1999
/s/Walter W. Buckley, III*  Director
 _________________________
  Walter W. Buckley, III                                       March 31, 1999
   /s/Matthew J. Warta      Director
 _________________________
     Matthew J. Warta                                          March 31, 1999

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Audited Consolidated Financial Statements:
  Independent Auditors' Report............................................   46
  Consolidated Balance Sheets at December 31, 1997 and 1998...............   47
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1997 and 1998....................................................   48
  Consolidated Statements of Shareholders' Equity (Deficit) for the years
   ended December 31, 1996, 1997 and 1998.................................   49
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1997 and 1998....................................................   50
  Notes to Consolidated Financial Statements..............................   51

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
VerticalNet, Inc.:

  We have audited the accompanying consolidated balance sheets of VericalNet, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VerticalNet, Inc. and subsidiaries as a December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                         KPMG LLP

February 22, 1999
Philadelphia, Pennsylvania

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                        December 31,  December 31,  December 31,
                                            1997          1998          1998
                                        ------------  ------------  ------------
                                                                    (Pro Forma)
                                                                    (unaudited)
                Assets
Current assets:
  Cash and cash equivalents...........  $   754,716   $  5,662,849  $ 61,984,849
  Accounts receivable, net of
   allowance for doubtful accounts of
   $30,000, $61,037 and $61,037,
   respectively.......................      607,611      1,806,054     1,806,054
  Loan receivable, net of allowance of
   $80,000 in 1997....................       84,086            --            --
  Prepaid expenses....................      145,678        736,625       736,625
                                        -----------   ------------  ------------
   Total current assets...............    1,592,091      8,205,528    64,527,528
                                        -----------   ------------  ------------
Property and equipment, net...........      491,853      1,072,063     1,072,063
Goodwill and other intangibles, net of
 accumulated amortization of $282,990
 in 1998 and pro forma, respectively..          --       2,451,991     2,451,991
Deferred charges and other assets.....       20,143        613,393       613,393
                                        -----------   ------------  ------------
   Total assets.......................  $ 2,104,087   $ 12,342,975  $ 68,664,975
                                        ===========   ============  ============
 Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
  Current portion of long-term debt...  $   150,856   $    288,016       288,016
  Line of credit......................    2,500,000      2,000,000           --
  Accounts payable....................      607,479      1,220,562     1,220,562
  Accrued expenses....................      158,936      1,582,038     1,582,038
  Deferred revenues...................      710,393      2,176,585     2,176,585
                                        -----------   ------------  ------------
   Total current liabilities..........    4,127,664      7,267,201     5,267,201
                                        -----------   ------------  ------------
Long-term debt, net of current
 portion..............................      399,948        351,924       351,924
                                        -----------   ------------  ------------
Convertible notes.....................          --       5,000,000           --
Commitments and contingencies (Note 8)
Shareholders' Equity (Deficit):
  Preferred stock Series A, B, C, and
   D: $.01 par value,
   40,000,000 shares authorized,
   3,247,262, 7,805,667 and 0
   shares issued and outstanding in
   1997, 1998 and pro forma 1998 re-
   spectively.........................       32,473         78,057           --
  Common stock $.01 par value,
   40,000,000 shares
   authorized 2,526,865, 2,634,379 and
   16,706,724
   shares issued and outstanding in
   1997, 1998
   and pro forma 1998, respectively...       25,269         26,344       167,067
  Additional paid-in capital..........    3,277,344     19,566,368    82,825,702
  Deferred compensation...............          --        (594,033)     (594,033)
  Accumulated deficit.................   (5,698,611)   (19,292,886)  (19,292,886)
                                        -----------   ------------  ------------
                                         (2,363,525)      (216,150)   63,105,850
  Treasury stock at cost, 161,289
   shares.............................      (60,000)       (60,000)      (60,000)
                                        -----------   ------------  ------------
   Total shareholders' equity
    (deficit).........................   (2,423,525)      (276,150)   63,045,850
                                        -----------   ------------  ------------
   Total liabilities and shareholders'
    equity (deficit)..................  $ 2,104,087   $ 12,342,975  $ 68,664,975
                                        ===========   ============  ============

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                         -------------------------------------
                                            1996        1997          1998
                                         ----------  -----------  ------------
Revenues................................ $  285,140  $   791,822  $  3,134,769
                                         ----------  -----------  ------------
Costs and Expenses:
Editorial and operational...............    213,544    1,055,725     3,237,971
Product development.....................    213,926      711,292     1,404,557
Sales and marketing.....................    268,417    2,300,365     7,894,662
General and administrative..............    291,660    1,388,123     3,823,593
Amortization of goodwill................        --           --        282,990
                                         ----------  -----------  ------------
Operating loss..........................   (702,407)  (4,663,683)  (13,509,004)
                                         ----------  -----------  ------------
Interest and dividend income............      7,491       10,999       212,130
Interest expense........................    (13,931)    (126,105)     (297,401)
                                         ----------  -----------  ------------
Interest, net...........................     (6,440)    (115,106)      (85,271)
                                         ----------  -----------  ------------
Net loss................................ $ (708,847) $(4,778,789) $(13,594,275)
                                         ----------  -----------  ------------
Basic and diluted net loss per share.... $    (0.27) $     (1.89) $      (5.29)
                                         ==========  ===========  ============
Weighted average shares outstanding
 used in per-share calculation (basic
 and diluted)...........................  2,583,648    2,526,865     2,570,550
                                         ==========  ===========  ============


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     Series A        Series B         Series C        Series D
                    Preferred        Preferred       Preferred        Preferred       Common Stock
                  -------------- ----------------- -------------- ----------------- -----------------
                                                                                                      Additional
                                                                                                        Paid-In     Deferred
                  Shares  Amount  Shares   Amount  Shares  Amount  Shares   Amount   Shares   Amount    Capital   Compensation
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- ----------- ------------
Balance, Decem-
ber 31, 1995....      --  $  --        --  $   --      --  $  --        --  $   --  1,962,403 $19,624 $    50,462  $     --
Issuance of com-
mon stock.......      --     --        --      --      --     --        --      --    564,462   5,645       9,355        --
Issuance of Se-
ries A preferred
stock, net of
issuance cost...  512,821  5,128       --      --      --     --        --      --        --      --      994,872        --
Repurchase of
common stock....      --     --        --      --      --     --        --      --        --      --          --         --
Net loss........      --     --        --      --      --     --        --      --        --      --          --         --
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- -----------  ---------
Balance, Decem-
ber 31, 1996....  512,821  5,128       --      --      --     --        --      --  2,526,865  25,269   1,054,689        --
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- -----------  ---------
Issuance of Se-
ries B preferred
stock...........      --     --  2,579,580  25,796     --     --        --      --        --      --    1,974,204        --
Issuance of Se-
ries C preferred
stock...........      --     --        --      --  154,861  1,549       --      --        --      --      198,451        --
Issuance of
warrants in
connection with
debt financing..      --     --        --      --      --     --        --      --        --      --       50,000        --
Net loss........      --     --        --      --      --     --        --      --        --      --          --         --
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- -----------  ---------
Balance, Decem-
ber 31, 1997....  512,821  5,128 2,579,580  25,796 154,861  1,549       --      --  2,526,865  25,269   3,277,344        --
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- -----------  ---------
Issuance of Se-
ries D preferred
stock, net of
transaction
costs...........      --     --        --      --      --     --  4,558,405  45,584       --      --   15,089,770        --
Issuance of com-
mon stock as
consideration
for private
placement fees..      --     --        --      --      --     --        --      --     56,980     570     149,430        --
Issuance of
fully vested
options to non
employees.......      --     --        --      --      --     --        --      --        --      --       19,096        --
Consideration
for purchase of
Informatrix.....      --     --        --      --      --     --        --      --     48,354     483     159,811        --
Exercise of
employee
options.........      --     --        --      --      --     --        --      --      2,180      22       1,377        --
Unearned compen-
sation..........      --     --        --      --      --     --        --      --        --      --      669,540   (669,540)
Amortization of
unearned
compensation....      --     --        --      --      --     --        --      --        --      --          --      75,507
Issuance of
warrants in
connection with
debt financing..      --     --        --      --      --     --        --      --        --      --      200,000        --
Net loss........      --     --        --      --      --     --        --      --        --      --          --         --
                  ------- ------ --------- ------- ------- ------ --------- ------- --------- ------- -----------  ---------
Balance, Decem-
ber 31, 1998....  512,821 $5,128 2,579,580 $25,796 154,861 $1,549 4,558,405 $45,584 2,634,379 $26,344 $19,566,368  $(594,033)
                  ======= ====== ========= ======= ======= ====== ========= ======= ========= ======= ===========  =========
                                              Total
                  Accumulated   Treasury   Shareholders'
                    Deficit      Stock    Equity(Deficit)
                  ------------- --------- ---------------
Balance, Decem-
ber 31, 1995....  $   (210,975) $     --   $  (140,889)
Issuance of com-
mon stock.......           --         --        15,000
Issuance of Se-
ries A preferred
stock, net of
issuance cost...           --        --      1,000,000
Repurchase of
common stock....           --    (60,000)      (60,000)
Net loss........     (708,847)       --       (708,847)
                  ------------- --------- ---------------
Balance, Decem-
ber 31, 1996....      (919,822)  (60,000)      105,264
                  ------------- --------- ---------------
Issuance of Se-
ries B preferred
stock...........           --        --      2,000,000
Issuance of Se-
ries C preferred
stock...........           --        --        200,000
Issuance of
warrants in
connection with
debt financing..           --        --         50,000
Net loss........    (4,778,789)      --     (4,778,789)
                  ------------- --------- ---------------
Balance, Decem-
ber 31, 1997....    (5,698,611)  (60,000)   (2,423,525)
                  ------------- --------- ---------------
Issuance of Se-
ries D preferred
stock, net of
transaction
costs...........           --        --     15,135,354
Issuance of com-
mon stock as
consideration
for private
placement fees..           --        --        150,000
Issuance of
fully vested
options to non
employees.......           --        --         19,096
Consideration
for purchase of
Informatrix.....           --        --        160,294
Exercise of
employee
options.........           --        --          1,399
Unearned compen-
sation..........           --        --            --
Amortization of
unearned
compensation....           --        --         75,507
Issuance of
warrants in
connection with
debt financing..           --        --        200,000
Net loss........   (13,594,275)      --    (13,594,275)
                  ------------- --------- ---------------
Balance, Decem-
ber 31, 1998....  $(19,292,886) $(60,000)  $  (276,150)
                  ============= ========= ===============

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year ended December 31,
                                         -------------------------------------
                                            1996        1997          1998
                                         ----------  -----------  ------------
Cash flows from operating activities:
 Net loss............................... $ (708,847) $(4,778,789) $(13,594,275)
                                         ----------  -----------  ------------
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Loss from disposal of fixed assets...        --         3,278           --
   Depreciation, amortization and other
    noncash charges ....................     62,142      388,058       837,724
   Change in assets:
     Accounts receivable................   (144,142)    (428,669)   (1,058,461)
     Prepaid expenses and other assets..    (15,632)    (143,420)   (1,085,213)
   Change in liabilities:
     Accounts payable...................     10,825      509,434       581,536
     Accrued expenses...................    (14,024)     135,057     1,403,491
     Deferred revenues..................    147,100      493,960     1,249,624
                                         ----------  -----------  ------------
Net cash used in operating activities...   (662,578)  (3,821,091)  (11,665,574)
                                         ----------  -----------  ------------
Cash flows from investing activities:
 Acquisitions, net of cash acquired.....        --           --     (1,858,389)
 Loan to Infomatrix prior to
  acquisition...........................        --           --       (550,914)
 Loan receivable........................        --      (160,000)       (4,086)
 Capital expenditures...................    (63,646)    (235,671)     (484,408)
                                         ----------  -----------  ------------
Net cash used in investing activities...    (63,646)    (395,671)   (2,897,797)
                                         ----------  -----------  ------------
Cash flows from financing activities:
 Borrowings under line of credit........        --     2,500,000     2,000,000
 Repayment of line of credit............        --           --     (2,500,000)
 Loans from related parties.............    100,000          --            --
 Loans from ICG.........................        --     1,600,000     6,550,000
 Repayment of loans from related
  parties...............................    (20,000)         --       (100,000)
 Principal payments on obligations
  under capital leases..................     (2,182)     (48,834)     (189,005)
 Repayment of long-term debt............     (8,009)      (9,139)      (32,852)
 Repayment of loans from ICG............        --      (950,000)          --
 Net proceeds from issuance of
  preferred stock.......................  1,000,000    1,550,000    13,741,962
 Proceeds from issuance of common stock
  and exercise of stock options.........     15,000          --          1,399
 Repurchase of treasury stock...........    (60,000)         --            --
                                         ----------  -----------  ------------
Net cash provided by financing
 activities.............................  1,024,809    4,642,027    19,471,504
                                         ----------  -----------  ------------
Net increase in cash....................    298,585      425,265     4,908,133
Cash and cash equivalents--beginning of
 period.................................     30,866      329,451       754,716
                                         ----------  -----------  ------------
Cash and cash equivalents--end of
 period................................. $  329,451  $   754,716  $  5,662,849
                                         ==========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for
  interest.............................. $   13,931  $    52,925  $    199,016
                                         ==========  ===========  ============
Supplemental schedule of noncash
 investing and financing activities:
 Equipment acquired under capital
  leases................................ $   53,595  $   415,195  $    383,816
 Issuance of common stock as
  consideration for purchase of
  Informatrix                            $      --   $       --   $    160,294
 Issuance of common stock as
  consideration of private placement
  fees                                   $      --   $       --   $    150,000
 Issuance of warrants in connection
  with debt financing................... $      --   $    50,000  $    200,000
 Loans from ICG converted to preferred
  stock................................. $      --   $   650,000  $  1,550,000
                                         ==========  ===========  ============

    See accompanying notes to consolidated financial statements statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 Description of Company

   VerticalNet, Inc. (VerticalNet or the Company) is an owner and operator of vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as online professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and as of February 22, 1999 operates 33 vertical trade communities in seven major industry groups: environmental; electronics; services; communications; process industries; sciences; and food & packaging.

   The Company currently generates substantially all of its revenue from Internet advertising including the development of "storefronts" (Web pages that focus on advertisers products and provide a link to the advertisers Web sites).

 Initial Public Offering

   On February 17, 1999, the Company completed its initial public offering
(IPO) of 4,025,000 shares of its common stock at $16.00 per share. Net proceeds to the Company aggregated approximately $58,322,000. As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into 9,734,845 shares of common stock. In addition the Company's $5.0 million convertible notes were converted into 312,500 shares of common stock.

 Principles of Consolidation

   The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

 Property and Equipment

   Property and equipment are stated at cost, net of accumulated amortization and depreciation. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

   Computer equipment and purchased software............................ 3 years
   Office equipment and furniture....................................... 5 years
   Trade show equipment................................................. 7 years
   Leasehold improvements............................................... 3 years

                               VERTICALNET, INC.

 Revenue and Editorial and Operational Expenses

   The Company's revenues are derived principally from advertising contracts, which include the initial construction of storefronts. The advertising contracts do not extend beyond one year. Advertising revenues are recognized ratably over the period of the advertising contract.

   Revenues from educational courses are recognized in the period in which the course is completed and revenues from the sale of books are recognized in the period in which the books are shipped.

   Barter transactions are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the advertisements given. Barter revenue is recognized when the advertising impressions are delivered to the customer and advertising expense is recorded when the advertising impressions are received from the customer. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the customer prior to receiving the advertising impressions a prepaid expense is recorded. From July 28, 1995 (inception) through the year ended December 31, 1997, barter transactions have been immaterial. For the year ended December 31, 1998, the Company recognized approximately $650,000 of advertising revenues from barter transactions. The Company has recorded approximately $175,000 in prepaid expenses as of December 31, 1998 for barter advertising delivered to customers and approximately $498,000 is recorded as barter advertising expense for the year ended December 31, 1998 for barter advertising provided to the Company by its customers.

   Editorial and operational expenses primarily consist of Internet connection charges, depreciation, purchased content, salaries and benefits of operating and editorial personnel and other related operating costs.

 Concentration of Credit Risk

   The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1996, 1997 and 1998.

 Financial Instruments

   The Company's financial instruments principally consist of cash, accounts receivable, accounts payable, loans payable and capital lease obligations that are carried at cost approximating fair value.

 Product Development

   Product development costs consists principally of salaries and related costs, which are charged to expense as incurred.

 Advertising Costs

   The Company charges advertising costs to expense as incurred. Advertising expense was approximately $21,000, $198,000 and $744,000 for the years ended December 31, 1996, 1997and 1998, respectively.

 Income Taxes

   The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

                               VERTICALNET, INC.

carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

 Accounting for Impairment of Long-Lived Assets

   The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

 Goodwill and Intangibles

   Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at three years. The Company periodically assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows.

 Deferred Offering Costs

   As of December 31, 1998, specific incremental costs directly attributable to the planned IPO process have been deferred. These deferred costs, totaling approximately $461,000 are included in deferred charges and other assets on the consolidated balance sheet. These costs will be charged against additional paid-in-capital in connection with the consummation of the IPO in February 1999.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Stock Options

   The Company accounts for the grant of employee options to purchase common stock in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock-based awards using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and to make pro forma disclosures of net loss as if the fair value method had been applied. The Company elected to apply APB 25 to account for stock options and has disclosed the pro forma net loss as if the fair value method had been applied.

 Reverse Stock Split

   On January 19, 1999, the Board of Directors of the Company approved a 1-for-
1.95 reverse stock split of the Company's common stock to be effective upon receiving shareholder approval. On February 7, 1999, the

                               VERTICALNET, INC.

Company's shareholders approved the reverse stock split of the Company's common stock. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the reverse stock split.

 Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

   The Company adopted Computation of Earnings Per Share, (SFAS No. 128), during the year ended December 31, 1997. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

   Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the IPO as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is antidilutive.

   The following table sets forth the computation of loss per share:

                                                Year ended December 31,
                                          -------------------------------------
                                             1996        1997          1998
Basic and Diluted net loss per share      ----------  -----------  ------------
Numerator: Net loss...................... $ (708,847) $(4,778,789) $(13,594,275)
Denominator:
  Weighted-average shares outstanding
   basic and diluted.....................  2,583,648    2,526,865     2,570,550
Basic and diluted net loss per share..... $    (0.27) $     (1.89) $      (5.29)
                                          ==========  ===========  ============
Pro forma net loss per share
Numerator: Net loss...................... $ (708,847) $(4,778,789) $(13,594,275)
Denominator:
  Weighted-average shares outstanding
   basic and diluted.....................  3,326,284    6,184,326    10,635,489
Basic and diluted net loss per share..... $    (0.21) $     (0.77) $      (1.28)
                                          ==========  ===========  ============

(2) Unaudited Pro Forma Balance Sheet

   In connection with the IPO closing on February 17, 1999, the unaudited pro forma balance sheet as of December 31, 1998 reflects:

     (a) The Company's capitalization subsequent to the IPO closing, including the sale of 4,025,000 shares of common stock, resulting in approximately $58,322,000 of net proceeds.

     (b) All of the then outstanding shares of the Company's convertible preferred stock automatically converted into 9,734,845 shares of common stock on the basis that the Series A preferred stock converted to shares of common stock on a ratio of 4.7619:1 and the Series B, C and D preferred stock converted on a ratio of 1:1.

                               VERTICALNET, INC.

     (c) The $5.0 million of convertible notes from Internet Capital Group, LLC (ICG) and certain holders of the Series D preferred stock converted at the $16 offering price into 312,500 shares of common stock.

     (d) The repayment of the $2.0 million bank note, more fully described in
  Note 5.

(3) Acquisitions

   In September 1998 the Company acquired all of the outstanding capital stock of Boulder Interactive Technology Services Company (BITC) for $1.8 million in cash. BITC operates a vertical trade community for professionals in the radio frequency and wireless communications industry. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $1,864,000 was recorded as goodwill and is being amortized over 36 months.

   In September 1998 the Company acquired all of the outstanding capital stock of Informatrix Worldwide, Inc. (Informatrix) for 46,154 shares of the Company's common stock valued at $153,000. Informatrix operates a vertical community in the property and casualty insurance industry that caters to risk managers, agents, brokers and other professionals in the insurance industry. The acquisition was accounted for under the purchase method of accounting. The estimated excess of the purchase price over the fair value of the net assets acquired of approximately $903,000 was recorded as goodwill and is being amortized over 36 months. The purchase agreement also provides for the Company to issue up to 11,538 additional shares of the Company's common stock to the Informatrix shareholders in the event that Informatrix achieves certain sales targets through December 1998. Through October 31, 1998, the former shareholders of Informatrix earned and the Company recorded the issuance of 2,200 shares of common stock which was valued at $7,294. The additional consideration was accounted for as additional goodwill. During December 1998, the former shareholders of Informatrix earned an additional 1,538 shares of common stock which is valued at $24,608. The additional shares will be issued in March 1999.

   In January 1999 the Company acquired certain assets and assumed certain liabilities including the Safetyonline Web site from Coastal Video Communications (Coastal). The Company paid $260,000 in cash, issued a $50,000 note, to be paid within 90 days of the closing of the purchase, and provided Coastal an advertising commitment on the Company's Web sites which will be subsequently valued. The results of operations from Safetyonline are not material to the Company's financial position or results of operations.

   The following unaudited pro forma financial information presents the combined results of operations as if the Company had owned BITC and Informatrix, since January 1, 1997 and October 15, 1997(inception), respectively, after giving effect to certain adjustments including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, BITC and Informatrix constituted a single entity during such periods.

                                                      Year ended December 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
Revenues............................................. $ 1,118,030  $  3,606,027
                                                      ===========  ============
Net loss............................................. $(5,789,177) $(15,059,233)
                                                      ===========  ============
Net loss per share................................... $     (2.28) $      (5.78)
                                                      ===========  ============

                               VERTICALNET, INC.

(4) Property and Equipment

                                                              December 31,
                                                           --------------------
                                                             1997       1998
                                                           --------  ----------
Computer equipment and purchased software................. $654,157  $1,475,773
Office equipment and furniture............................  102,279     225,658
Trade show equipment......................................   34,079      40,587
Leasehold improvements....................................   29,401      45,864
                                                           --------  ----------
                                                            819,916   1,787,882
Less: accumulated depreciation and amortization........... (328,063)   (715,819)
                                                           --------  ----------
Property and equipment, net............................... $491,853  $1,072,063
                                                           ========  ==========

(5) Line of Credit

   The Company had a line of credit with a bank in the amount of $2,500,000 at December 31, 1997. Borrowings under the facility were collateralized by a security interest in all assets of the Company and required the Company to meet specified financial ratios. As of December 31, 1997, the Company was in technical default, as it did not meet the specified financial ratios. The bank waived these violations for the year ended December 31, 1997. The facility bears interest at prime plus 1.5% (10% at December 31, 1997). The weighted average interest rate for borrowings under this facility was 10% for the year ended December 31, 1997.

   As of June 1998, the Company modified the agreement, reducing its line of credit with the bank to $500,000. On November 25, 1998, the agreement was additionally amended allowing the Company to execute a $2.0 million note with the bank. The note has an interest rate of prime plus 1.5% and matures at the earlier of March 31, 1999 or the completion of the Company's next financing. In connection with the loan, the Company issued warrants to purchase 20,513 shares of the Company's common stock at an exercise price of $16 per share with an estimated fair value of $40,000. As of December 31, 1998, the outstanding balance for borrowings under this facility was $2,000,000 and the weighted average interest rate for the year ended December 31, 1998 was 10%.

   Upon the completion of the IPO in February 1999, the line of credit with the bank was reduced to $500,000.

(6) Accrued Expenses

                                                              December 31,
                                                           --------------------
                                                             1997       1998
                                                           --------  ----------
Accrued compensation and related costs.................... $ 90,833  $  454,230
Accrued professional fees.................................   25,698     269,500
Accrued marketing costs...................................      --      446,334
Other.....................................................   42,405     411,974
                                                           --------  ----------
                                                           $158,936  $1,582,038
                                                           ========  ==========

                               VERTICALNET, INC.

(7) Long-term Debt and Convertible Notes

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
Term notes with related parties............................. $100,000  $    --
Term bank note..............................................   32,852       --
Capital leases..............................................  417,952   639,940
                                                             --------  --------
                                                              550,804   639,940
Less: current portion....................................... (150,856) (288,016)
                                                             --------  --------
Long-term debt.............................................. $399,948  $351,924
                                                             ========  ========

   The Company had a term loan with another bank with an interest rate at prime plus 2.75% (11.25% at December 31, 1997) which was payable in 36 monthly installments. This note was repaid in May 1998.

   In May, June and July 1997, ICG lent an aggregate of $650,000 to the Company at a rate of 9.5%. These amounts were converted to Series B preferred stock in July 1997 (Note 9).

   In October, November and December 1997, ICG lent an aggregate of $950,000 to the Company also at a rate of 9.5%. These amounts were repaid on December 30, 1997.

   In February, March and April 1998, ICG lent an aggregate of $1,550,000 to the Company, also at a rate of 9.5%. These amounts were converted to Series D preferred stock in May 1998 (Note 9).

   The Company had three unsecured term notes due to shareholders with an interest rate of 7%. The notes were to mature on February 2001. One of the holders of these notes is a board member of ICG. These notes were repaid in May 1998.

   On November 25, 1998, ICG and certain holders of the Series D preferred stock (the note holders) lent the Company $5.0 million in convertible notes. The notes mature on the earlier of (i) closing of an IPO or (ii) closing of the next round of private equity financing or (iii) May 31, 1999. In addition, the note holders have the right to convert the convertible notes into shares of the Company's common stock at the price per share of common stock in the IPO or the price per share in the next round of financing, whichever occurs first. The note holders converted the $5.0 million in convertible notes at the initial public offering into 312,500 shares of common stock. In connection with the notes, the Company issued warrants to purchase 82,051 shares of the Company's common stock with an estimated fair value of $160,000 at an exercise price of $16.00 per share.

   The Company has several capital leases on its equipment with lease terms ranging from three to five years. The interest rates implicit in the leases are 8% to 20%. At December 31, 1997 and 1998, the book value of assets held under capital leases were approximately $300,000 and $518,000, respectively, and the aggregate remaining minimum lease payments at December 31, 1998 were approximately $711,000 including interest of approximately $71,000.

   At December 31, 1998, long-term debt will mature as follows:

      1999............................................................. $288,016
      2000.............................................................  230,338
      2001.............................................................   95,718
      2002.............................................................   19,814
      2003.............................................................    6,054
                                                                        --------
        Total.......................................................... $639,940
                                                                        ========

                               VERTICALNET, INC.

(8) Commitments and Contingencies

   The Company leases its facilities under operating lease agreements expiring through 2001. Future minimum lease payments as of December 31, 1998 under the leases are as follows:

   1999................................................................ $261,304
   2000................................................................  182,313
   2001................................................................   34,021

   Rent expense under the noncancelable operating leases was approximately $24,300, $81,200 and $335,900 for the years ended December 31, 1996, 1997 and
1998, respectively.

   On June 30, 1998, the Company entered into a three year Sponsorship Agreement with Excite, Inc. (Excite). The Sponsorship Agreement provides for the Company and Excite to sponsor and promote thirty co-branded Web pages and for each company to sell advertising on the Web pages. Excite has guaranteed a minimum number of advertising impressions for each of the three years. The agreement is cancelable by either party, as defined, and requires the Company to pay Excite $0.9 million, $2.0 million and $3.0 million, respectively, in year one, two and three under the agreement. Such payments will be charged to expense as the advertising impressions are provided by Excite. In addition, each company will provide the other with $200,000 in barter advertising during the term of the Sponsorship Agreement. As of December 31, 1998, each company has satisfied the barter provisions under the Sponsorship Agreement.

   On January 19, 1999, the Company entered into a one year agreement with Compaq Computer Corporation and its Internet Web site known as AltaVista. The agreement provides for the Company and AltaVista to sponsor and promote thirty-one co-branded Web pages. The agreement requires the Company to pay Compaq $1.0 million over the term of the agreement based on the number of advertising impressions delivered. Such amount will be charged to expense as the advertising impressions are provided by AltaVista. In addition, each company will provide the other with $300,000 in barter advertising during the term of the agreement.

   The Company has entered into non-cancelable obligations with several content service providers and Internet search engines. Under these agreements, exclusive of the Excite and AltaVista agreements discussed above, the Company's obligations are as follows:

   1999.............................................................. $1,488,734
   2000..............................................................     65,500

   The Company has entered into employment agreements with several employees. The agreements are cancelable, but require severance upon termination. As of December 31, 1998, the Company would be required to pay approximately $984,000 in severance (of which $200,000 has been guaranteed by ICG) in the event that these employment agreements are cancelled. As part of the employment agreement with the Company's president and chief executive officer, the Company had committed to grant options to purchase 6% of the Company's common stock. Pursuant to this agreement, the Company granted 307,692, 196,481 and 231,530 options in October 1997, January 1998 and June 1998, respectively, at an exercise price of $0.80, $0.80 and $2.63, respectively, which was the then fair value of the Company's common stock. The Company has satisfied its obligations under this agreement on June 1998.

   The Company is a party to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

                               VERTICALNET, INC.

(9) Capital Stock

   The Company's restated Articles of Incorporation provides the Company with the authority to issue 40,000,000 shares of common stock and 40,000,000 shares of preferred stock. In connection with the closing of the IPO, the Articles of Incorporation were restated to authorize an increase to 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

 Preferred Stock

   In September 1996 the Company sold 512,821 shares of Series A preferred stock (Series A) for $1,000,000. In July 1997 the Company sold 2,579,580 shares of Series B preferred stock (Series B) for $2,000,000. In October 1997 the Company sold 154,861 shares of Series C preferred stock (Series C) for $200,000.

   On May 11, 1998 and June 10, 1998, the Company sold 3,988,604 and 569,801 shares of Series D preferred stock (Series D), respectively, for an aggregate amount of approximately $15.2 million.

   Holders of preferred stock have the option to convert such shares into shares of common stock on a 1:1 ratio, except for the Series A preferred stock which converts on a ratio of 4.7619:1. The conversion rate on a particular series of preferred stock is subject to an adjustment in the event that any additional common stock, or other shares convertible into common stock, are issued for a per share price less than the particular series conversion price. Mandatory conversion occurs upon the closing of an IPO of the Company's common stock, as defined. The Series D is senior to the Company's Series A, Series B and Series C in liquidation and the holders of Series A, Series B and Series C are entitled to receive an amount equal to their respective redemption price prior to the distribution to the common shareholders.

   The preferred stock votes on an as if converted basis. The Series A, Series B and Series C, together have the right to elect two directors of the Company and the Series D holders have the right to elect two directors of the Company. The holders of preferred stock have no right to elect or appoint directors after the shares convert into common stock upon the closing of an IPO.

   Preferred stock consists of the following at December 31, 1997 and 1998:

                                                                December 31,
                                                             -------------------
                                                               1997      1998
                                       Per share             --------- ---------
                                      liquidation                Issued and
Preferred Class                          value    Authorized     outstanding
---------------                       ----------- ---------- -------------------
Series A.............................    $1.95      512,821    512,821   512,821
Series B.............................      .78    2,615,385  2,579,580 2,579,580
Series C.............................     1.31      205,128    154,861   154,861
Series D.............................     3.51    4,615,385        --  4,558,405
                                                  ---------  --------- ---------
                                                  7,948,719  3,247,262 7,805,667
                                                  =========  ========= =========

   On February 17, 1999 in connection with the closing of the Company's IPO, all of the preferred stock converted into 9,734,845 shares of common stock.

 Warrants

   On April 30, 1997, the Company issued a warrant to its bank (Note 5) to purchase 19,347 shares of common stock at a price $0.76 per share. The warrant expires on April 1, 2007.

                               VERTICALNET, INC.

   In connection with the Company obtaining additional financing from its bank, in December 1997, the Company issued to its bank a warrant to purchase a maximum of 77,430 shares of common stock at an exercise price of $1.29 per share. The exercise price and number of shares to be purchased are subject to adjustment, based upon the Company's next round of equity financing. The warrant expires on November 30, 2008.

   In December 1997 the Company issued a warrant to ICG to purchase a maximum 154,861 shares of common stock at an exercise price of $1.29 per share. In March 1998 the Company issued an additional warrant to ICG to purchase a maximum of 77,430 shares of common stock at an exercise price of $1.29 per share. The warrants were issued in connection with certain guarantees of the Company's bank debt by ICG. The exercise price and number of shares are subject to adjustment, based upon the Company's next round of equity financing. The warrant expires on November 30, 2008.

   In May 1998 in connection with the Company's equity financing, the Company cancelled the warrants issued to ICG and its bank in December 1997 and issued new warrants to purchase an aggregate of 113,960 shares of common stock at an exercise price of $3.51 per share.

   The estimated fair value of the warrants issued to the Company's bank and ICG is $50,000 and was recorded as interest expense in the accompanying statement of operations for the year ended December 31, 1997.

(10) Stock Plans

 Stock Option Plan

   In December 1996 the Company's Board of Directors adopted the 1996 stock option plan (the Plan). A total of 615,385 shares of common stock were reserved for issuance under this Plan and this amount was increased to 1,846,154 in January 1998 and 2,025,641 in August 1998 and 3,600,000 in January 1999. In addition a total of 225,791 options were granted at the $16 IPO price during January and February 1999.

   The exercise price for the options is determined by the Board of Directors, but shall not be less than 100% of the fair market value of the common stock on the date the option is granted. Generally, the options vest over a four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment with the Company generally forfeit all non-vested options. Employees, key advisors and non-employee directors of the Company are eligible to receive awards under the Plan.

   The following table summarizes the activity of the Company's stock option plan:

                                                                     Weighted
                                                                     average
                                                        Shares    exercise price
                                                       ---------  --------------
Outstanding at January 1, 1997........................       --       $ --
Options granted.......................................   555,213       0.64
Options cancelled.....................................       --         --
                                                       ---------      -----
Outstanding at December 31, 1997......................   555,213       0.64
Options granted....................................... 1,663,902       3.29
Options exercised.....................................    (2,180)      0.17
Options cancelled.....................................  (133,074)      2.10
                                                       ---------      -----
Outstanding at December 31, 1998...................... 2,083,861      $2.66
                                                       =========      =====

                               VERTICALNET, INC.

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding         Options Exercisable
                          --------------------------------- --------------------
                                       Weighted-
                                        Average    Weighted             Weighted
                                       Remaining   Average              Average
                            Number    Contractual  Exercise   Number    Exercise
Exercise Price            Outstanding Life (years)  Price   Outstanding  Price
--------------            ----------- -----------  -------- ----------- --------
$0.29....................    165,981     8.24       $0.29      76,270    $0.29
0.80.....................    832,886     8.94        0.80     211,964     0.80
0.98.....................     60,641     9.20        0.98      10,632     0.98
2.63.....................    639,734     9.49        2.63      29,744     2.63
3.32.....................    241,535     9.76        3.32      24,831     3.32
16.00....................    143,084     9.96       16.00         385    16.00
                           ---------                          -------
                           2,083,861                          353,826
                           =========                          =======

   The Company applies APB 25 and related interpretations in accounting for its stock option plan. Had compensation cost been recognized pursuant to SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      Year ended December 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
Net loss:
  As reported........................................ $(4,778,789) $(13,594,275)
  Pro forma.......................................... $(4,785,358) $(13,776,554)
Pro forma loss per share:
  As reported........................................ $     (1.89) $      (5.29)
  Pro forma.......................................... $     (1.89) $      (5.36)

   The Company recorded approximately $670,000 in deferred compensation expense for the year ended December 31, 1998.

   The per share weighted-average fair value of options issued by the Company during 1997 and 1998 was $0.20 and $1.02 respectively.

   The following range of assumptions were used by the Company to determine the fair value of stock options granted using the minimum value option-price model:

                                                                1997     1998
                                                               -------  -------
Dividend yield................................................       0%       0%
Expected volatility...........................................       0%       0%
Average expected option life.................................. 5 years  5 years
Risk-free interest rate.......................................     5.9%     5.3%

 Employee Stock Purchase Plan

   In January 1999 the Board adopted an Employee Stock Purchase Plan and reserved an additional 300,000 shares of common stock for issuance thereunder.

                               VERTICALNET, INC.

(11) Defined Contribution Plan

   In 1997 the Company established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any contributions to the plan.

(12) Income Taxes

   Prior to June 1996, the Company elected to be treated for federal income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code (the Code). As a result, the Company's earnings for prior tax years and through September 12, 1996, the date of termination of the Company's S Corporation status (the termination date) had been taxed for federal income tax purposes directly to the Company's shareholders, rather than to the Company.

   The components of the net deferred tax assets as of December 31, 1997 and 1998 consists of the following:

                                                       December 31, December 31,
Deferred tax assets:                                       1997         1998
--------------------                                   ------------ ------------
Net operating losses..................................  $1,655,741   $6,730,622
Reserves..............................................     103,200       27,398
Depreciation..........................................      42,856       26,588
Deferred revenue and other............................     287,979      881,682
                                                        ----------   ----------
                                                         2,089,776    7,666,290
Valuation allowance...................................  (2,089,776)  (7,666,290)
                                                        ==========   ==========
                                                        $      --    $      --
                                                        ==========   ==========

   Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 1997 and 1998. The net change in the valuation allowance for deferred tax assets at December 31, 1998 and 1997 was an increase of $5,576,514 and $1,893,449, respectively.

   As of December 31, 1998, the Company has approximately $17,000,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, the Company has net operating loss carryforwards of approximately $17,000,000 in certain states with various expiration periods beginning in 2002. The majority of state net operating losses are subject to a $1,000,000 annual limitation and begin expiring in 2006.

   Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership within a three year period. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation, generally determined by multiplying the market value of the Company on the date of ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carrryforward period.

                               VERTICALNET, INC.

(13) Informatrix Worldwide, Inc.

   During 1997 the Company entered into a $250,000 non-refundable Web site development contract with Informatrix. In addition, under the contract the Company was to maintain the Web site for $20,000 per month, until either the Company or Informatrix terminated the agreement. The Company substantially completed all of its obligations under the development portion of the contract as of December 31, 1997, but deferred recognition of revenue until the amounts were deemed collectible from Informatrix. No revenue was recorded by the Company under the above contracts in 1997 and 1998. Such development costs were charged to expense, as incurred.

   In addition, the Company advanced Informatrix $160,000 in 1997, as evidenced by a demand note. The Company had provided a reserve of $80,000 against this note. Prior to the acquisition as discussed in Note 3, the Company advanced an additional $555,000 to Informatrix.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
 VerticalNet, Inc.:

   Under date of February 22, 1999, we reported on the consolidated balance sheets of VerticalNet, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, which are included elsewhere in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                 KPMG LLP

Philadelphia, Pennsylvania
February 22, 1999

                               VERTICALNET, INC.
                 SCHEDULE II--VALUATION AND QUALIFING ACCOUNTS

                  Years Ended December 31, 1996, 1997 and 1998

                          Balance at the  Charged to               Balance at the
                         Beginning of the Costs and   Write-         End of the
                               Year        Expenses    Offs             Year
                         ---------------- ---------- ---------     --------------
Allowance for doubtful
 accounts:
  December 31, 1996.....     $   --        $18,575   $     --         $18,575
  December 31, 1997.....     $18,575       $11,425   $     --         $30,000
  December 31, 1998.....     $30,000       $62,206   $ (31,169)       $61,037
Note receivable
  December 31, 1997.....     $   --        $80,000   $     --         $80,000
  December 31, 1998.....     $80,000       $   --    $ (80,000)(a)    $   --

(a)Reserve of $80,000 was eliminated upon acquiring Informatrix.