Form 10-Q
period 1999-03-31
VERTICALNET INC
filed 1999-05-14
CIK 1043946

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

or

|_| Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission File Number: 000-25269

                                VerticalNet, Inc.

             (Exact name of registrant as specified in its charter.)

          Pennsylvania                                  23-2815834
----------------------------------         -------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                              2 Walnut Grove Drive
                                Horsham, PA 19044
                     --------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:

                                 (215) 328-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                   OUTSTANDING AT MARCH 31, 1999
        ------------------------------   -------------------------------
         Common Stock, $0.01 par value              16,813,812

                                VERTICALNET, INC.

                                    FORM 10-Q
                     (For Three Months Ended March 31, 1999)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I
   Item 1.    Financial Statements........................................     3
   Item 2.    Management's Discussion And Analysis Of Financial Condition
              And Results Of Operations...................................     9
   Item 3.    Quantitative And Qualitative Disclosure About Market Risk ..    20

Part II
   Item 2.    Change in Securities And Use Of Proceeds....................    20
   Item 4.    Submission Of Matters To A Vote Of Security Holders ........    21
   Item 6.    Exhibits And Reports On Form 8-K............................    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                               VERTICAL NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,     December 31,
                                                               1999            1998
                                                               ----            ----
                                                           (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                                $ 10,457,327    $  5,662,849
  Short-term investments                                     28,952,539              --
  Accounts receivable, net of allowance
    for doubtful accounts of $84,575
    in 1999 and $61,037 in 1998                               2,238,902       1,794,728
  Prepaid expenses and other assets                           2,741,061         747,951
                                                           ------------    ------------
    Total current assets                                   $ 44,389,829    $  8,205,528
                                                           ------------    ------------
Property and equipment, net                                   1,418,052       1,072,063
Goodwill and other intangibles, net of
  accumulated amortization of $557,558
  in 1999 and $282,900 in 1998                                2,751,623       2,451,991
Long-term investments                                        17,545,994              --
Deferred charges and other assets                                53,318         613,393
                                                           ------------    ------------
    Total assets                                           $ 66,158,816    $ 12,342,975
                                                           ============    ============

         Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current portion of long-term debt                        $    781,562    $    288,016
  Line of credit                                                     --       2,000,000
  Accounts payable                                            1,871,213       1,220,562
  Accrued expenses                                            2,071,348       1,582,038
  Deferred revenues                                           3,149,541       2,176,585
  Note payable                                                   50,000              --
                                                           ------------    ------------
    Total current liabilities                                 7,923,664       7,267,201
                                                           ------------    ------------
Long-term debt, net of current portion                          642,388         351,924
                                                           ------------    ------------
Convertible notes                                                    --       5,000,000
                                                           ------------    ------------

Commitments and contingencies (Note 3)

Shareholders' Equity (Deficit):
  Preferred stock $.01 par value, 10,000,000
    shares authorized, 0 shares issued and
    outstanding in 1999 and 7,805,667 shares
    issued and outstanding in 1998                                   --          78,057
  Common stock $.01 par value, 90,000,000
    shares authorized 16,813,812 issued and
    outstanding in 1999 and 2,634,379 shares
    issued and outstanding in 1998                              168,138          26,344
  Additional paid-in capital                                 82,894,803      19,566,368
  Deferred compensation                                        (502,493)       (594,033)
  Accumulated comprehensive loss                                 (6,040)             --
  Accumulated deficit                                       (24,901,644)    (19,292,886)
                                                           ------------    ------------
                                                             57,652,764        (216,150)
  Treasury stock at cost, 161,289 shares                        (60,000)        (60,000)
                                                           ------------    ------------
    Total shareholders' equity (deficit)                     57,592,764        (276,150)
                                                           ------------    ------------
    Total liabilities and shareholders' equity (deficit)   $ 66,158,816    $ 12,342,975
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended
                                                            ------------------
                                                                March 31,
                                                                ---------
                                                           1999            1998
                                                       ------------    ------------
Revenues                                               $  1,933,779    $    377,371
                                                       ------------    ------------
Costs and Expenses:
Editorial and operational                                 1,196,137         435,333
Product development                                       1,209,638         192,880
Sales and marketing                                       3,630,205         934,934
General and administrative                                1,379,636         823,159
Amortization of goodwill                                    274,567              --
                                                       ------------    ------------
Operating loss                                           (5,756,404)     (2,008,935)
                                                       ------------    ------------

Interest and dividend income                                336,893           3,937
Interest expense                                           (189,247)        (79,871)
                                                       ------------    ------------
Interest, net                                               147,646         (75,934)
                                                       ------------    ------------
Net loss                                               $ (5,608,758)   $ (2,084,869)
                                                       ============    ============

Basic and diluted net loss per share                   $      (0.55)   $      (0.83)
                                                       ============    ============
Weighted average shares outstanding
    used in basic and diluted  per-share calculation     10,156,587       2,526,865
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                        Three months ended March 31, 1999

                                                                                                   Additional
                                         Preferred Stock                   Common Stock              Paid-In        Deferred
                                     Shares           Amount          Shares          Amount         Capital      Compensation
                                     ------           ------          ------          ------         -------      ------------
Balance, January 1, 1999           7,805,667       $     78,057     2,634,379      $     26,344   $ 19,566,368    $   (594,033)
Conversion to common stock        (7,805,667)           (78,057)    9,734,846            97,349        (19,292)             --
Sale of common stock in                   --
   initial public offering                --                 --     4,025,000            40,250     58,247,064              --
Notes converted to common stock           --                 --       312,500             3,125      4,996,875              --
Exercise of options                       --                 --       107,087             1,070         99,242              --
Deferred Compensation                     --                 --            --                --          4,546          91,540
Unrealized Loss                           --                 --            --                --             --              --
Net loss                                  --                 --            --                --             --              --
                                   ---------       ------------    ----------      ------------   ------------    ------------
Balance, March 31, 1999                   --       $         --    16,813,812      $    168,138   $ 82,894,803    $   (502,493)
                                   =========       ============    ==========      ============   ============    ============

                                       Other                                            Total
                                  Comprehensive     Accumulated      Treasury       Shareholders'
                                       Loss           Deficit         Stock        Equity (Deficit)
                                       ----           -------         -----        ----------------
Balance, January 1, 1999            $         --   $(19,292,886)   $    (60,000)    $   (276,150)
Conversion to common stock                    --             --              --               --
Sale of common stock in
   initial public offering                    --             --              --       58,287,314
Notes converted to common stock               --             --              --        5,000,000
Exercise of options                           --             --              --          100,312
Deferred Compensation                         --             --              --           96,086
Unrealized Loss                           (6,040)            --              --           (6,040)
Net loss                                      --     (5,608,758)             --       (5,608,758)
                                    ------------   ------------    ------------     ------------
Balance, March 31, 1999             $     (6,040)  $(24,901,644)   $    (60,000)    $ 57,592,764
                                    ============   ============    ============     ============

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three months ended
                                                                                       ------------------
                                                                                            March 31,
                                                                                            ---------
                                                                                      1999            1998
                                                                                  ------------    ------------
Cashflows from operating activities:
    Net loss                                                                      $ (5,608,758)   $ (2,084,869)
                                                                                  ------------    ------------
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation, amortization and other noncash charges                        626,281          76,915
           Change in assets net of effect of acquisition:
               Accounts receivable                                                    (580,598)         34,393
               Prepaid expenses and other assets                                      (912,800)       (175,606)
           Change in liabilities net of effect of acquisition:
               Accounts payable                                                        650,651         360,646
               Accrued expenses                                                        489,310         235,532
               Deferred revenues                                                       758,744         200,156
                                                                                  ------------    ------------
Net cash used in operating activities                                               (4,577,170)     (1,352,833)
                                                                                  ------------    ------------
Cash flows from investing activities:
    Acquisition, net of cash acquired                                                 (285,376)             --
    Proceeds from sale and redemption of investments                                16,250,876              --
    Purchase of investments                                                        (62,885,581)             --
    Capital expenditures                                                              (146,717)        (95,881)
                                                                                  ------------    ------------
Net cash used investing activities                                                 (47,066,798)        (95,881)
                                                                                  ------------    ------------
Cash flow from financing activities:
    Loans from ICG                                                                          --         800,000
    Repayment of line of credit                                                     (2,000,000)             --
    Principal payments on obligations under capital leases                            (121,171)        (35,983)
    Repayment of long-term debt                                                             --          (2,420)
    Net proceeds from issuance of common stock                                      58,459,305              --
    Proceeds from exercise of stock options                                            100,312              --
                                                                                  ------------    ------------
Net cash provided by financing activities                                           56,438,446         761,597
                                                                                  ------------    ------------
Net increase in cash                                                                 4,794,478        (687,117)
Cash and cash equivalents--beginning of period                                       5,662,849         754,716
                                                                                  ------------    ------------
Cash and cash equivalents--end of period                                          $ 10,457,327    $     67,599
                                                                                  ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $    179,589    $     72,798
Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                       $    349,646    $     48,129
    Notes converted to common stock                                               $  5,000,000    $         --
    Financing agreement for directors and officers liability insurance            $    524,756    $         --

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The Company and Basis of Presentation

Description of Company

      VerticalNet, Inc. (VerticalNet or the Company) is an owner and operator of vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as online professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and as of May 7, 1999 operates 38 vertical trade communities in eight major industry groups: environmental; advanced technologies; service; communications; process industries; science; healthcare; and food and packaging.

      On February 17, 1999, the Company completed its initial public offering
(IPO) of 4,025,000 shares of its common stock at $16.00 per share. Net proceeds to the Company aggregated approximately $58,300,000 (net of underwriters' commission and offering expenses of $6,100,000). As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into 9,734,846 shares of common stock. In addition, the Company's $5.0 million convertible notes were converted into 312,500 shares of common stock.

      The Company currently generates substantially all of its revenue from Internet advertising including the development of "storefronts" (Web pages that focus on advertisers products and provide a link to the advertisers Web sites).

      The accompanying unaudited consolidated statements of the Company for the three months ended March 31, 1999 and March 31, 1998, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

                                VERTICALNET, INC.

      The following table sets forth the computation of loss per share:

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                 1999            1998
                                                                 ----            ----
Basic and Diluted net loss per share
Numerator: Net loss ......................................   $ (5,608,758)   $ (2,084,869)
Denominator:
     Weighted-average shares outstanding basic and diluted     10,156,587       2,526,865
Basic and diluted net loss per share .....................   $      (0.55)   $      (0.83)
                                                             ============    ============
Pro forma net loss per share
Numerator: Net loss ......................................   $ (5,608,758)   $ (2,084,869)
Denominator:
     Weighted-average shares outstanding basic and diluted     14,483,185       7,703,305
Basic and diluted net loss per share .....................   $      (0.39)   $      (0.27)
                                                             ============    ============

(2) Investments

      The Company principally invests its excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

      The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense, as incurred.

(3) Commitments and Contingencies

      On June 30, 1998, the Company entered into a three year Sponsorship Agreement with Excite, Inc. (Excite). The Sponsorship Agreement provides for the Company and Excite to sponsor and promote 30 co-branded Web pages and for each company to sell advertising on the Web pages. Excite has guaranteed a minimum number of advertising impressions for each of the three years. The agreement is cancelable by either party, as defined, and requires the Company to pay Excite $0.9 million, $2.0 million and $3.0 million, respectively, in year one, two and three under the agreement. Such payments will be charged to expense as the advertising impressions are provided by Excite. In addition, each company will provide the other with $200,000 in barter advertising during the term of the Sponsorship Agreement. As of December 31, 1998, each company has satisfied the barter provisions under the Sponsorship Agreement.

      On January 19, 1999, the Company entered into a one year agreement with Compaq Computer Corporation Compaq) and its Internet Web site known as AltaVista. The agreement provides for the Company and AltaVista to sponsor and promote 31 co-branded Web pages. The agreement requires the Company to pay Compaq $1.0 million over the term of the agreement based on the number of advertising impressions delivered. Such amount will be charged to expense as the advertising impressions are provided by AltaVista. In addition, each company will provide the other with $300,000 in barter advertising during the term of the agreement. The Company has satisfied its obligation under this agreement.

      The Company has entered into non-cancelable obligations with several content service providers and Internet search engines. Under these agreements, exclusive of the Excite and AltaVista agreements discussed above, the Company's obligations are as follows:

      1999.....................................................       $1,421,000
      2000.....................................................           65,500

      On April 21, 1999, the Company entered into a 10 year lease for its headquarters. The total obligation under the lease is $9.0 million and is payable in monthly payments of $75,222 commencing in July 1999.

      The Company is a party to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(4) Acquisition of Safetyonline

      In January 1999 the Company acquired certain assets and assumed certain liabilities including the Safetyonline Web site from Coastal Video Communications (Coastal). The Company paid $260,000 in cash, issued a $50,000 note, to be paid within 90 days of the closing of the purchase, and provided Coastal an advertising commitment on the Company's Web site valued at $160,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $550,000 was recorded as goodwill and is being amortized over three years. The results of operations from Safetyonline are not material to the Company's consolidated financial position or results of operations.

(5) Comprehensive Income (Loss)

      The following presents a reconciliation of net loss to comprehensive loss for the three months ended March 31, 1999 and March 31, 1998.

                                             Three months ended March 31,
                                               1999                1998
                                             --------            --------
        Net loss ......................... $(5,608,758)        $(2,084,869)
        Other comprehensive loss:
          Unrealized loss on securities ..      (6,040)                 --
                                             ---------           ---------
        Comprehensive loss ............... $(5,614,798)        $(2,084,869)
                                             =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDION AND RESULTS OF OPERATIONS

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

                                    OVERVIEW

      We currently own and operate 38 vertical trade communities on the Internet. Advertising revenues and Web site development fees contributed most of the revenues for the three months ended March 31, 1999 and March 31, 1998.

      We sell storefront and banner advertising and event sponsorships on our vertical trade communities. The duration of a storefront advertisement is typically for a period of one year, while banner advertisements are typically for a period of three months. All advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the collection is reasonably assured. As of March 31, 1999, we had approximately $3.1 million of deferred revenue. We also generate revenues from career services, education and electronic commerce, specifically the sale of books and third party software.

      We offer for sale to our visitors books, software and other goods offered by third party Web sites. We receive a portion of the revenue from the products sold on our "store." This type of revenue sharing or commission sharing relationship is typical of electronic commerce transactions and relationships on the Internet. We receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment.

      We plan to expand our electronic commerce relationships to include:

      o     selling goods and services promoted on our advertisers' storefronts;

      o selling goods and services from our owned and operated virtual store; and

      o     auctioning goods posted on our Web sites by inventory-liquidators.

      We incurred net losses of approximately $5.6 million for the three months ended March 31, 1999, $13.6 million for the year ended December 31, 1998, $4.8 million for the year ended December 31, 1997 and $709,000 for the year ended December 31, 1996. At March 31, 1999 we had an accumulated deficit of $24.9 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of the significant infrastructure and other costs incurred for the development and initial rollout of our vertical trade communities. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues, it may not be sustained.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and March 31, 1998

      Revenues. Revenues increased from $377,000 for the three months ended March 31, 1998 to $1.9 million for the three months ended March 31, 1999. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 644 as of March 31, 1998 to 1600 as of March 31, 1999 (ii) the number of vertical trade communities from 16 as of March 31, 1998 to 35 as of March 31, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the periods ended March 31, 1998 and March 31, 1999. Barter transactions, in which the Company received advertising or other services in exchange for advertising on its Web sites accounted for approximately 30% of total revenues for the three months ended March 31, 1999 and none for the three months ended March 31, 1998. At March 31, 1999, we had deferred revenues of $3.1 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

      Editorial and Operational Expenses. Editorial and operational expenses primarily consist of Internet connection charges, cost of acquired content, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. These expenses increased from $435,000 for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. For these periods, expenses increased by $27,000 for depreciation, $645,000 for salaries and benefits of operating and editorial personnel and $93,000 for Internet connection charges, acquired content and other related operating costs. The increases were primarily related to the increased number of personnel and amount of equipment required to maintain and operate our increased number of vertical trade communities.

      Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related equipment. These costs increased from $193,000 for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. For these periods, expenses increased by $636,000 for salaries and benefit costs and by $371,000 for consulting and equipment costs. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of vertical trade communities. To date, we have charged to expense all the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including costs of attending trade shows. These expenses increased from $935,000 for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999. For these periods, expenses increased by $981,000 for advertising, $1.1 million for salaries, commissions and benefits, and $584,000 for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, human resources and business development personnel, as well as support services and professional service fees. These expenses increased from $823,000 for the three months ended March 31, 1998 to $1.7 million (including goodwill amortization) for the three months ended March 31, 1999. For these periods, expenses increased by

$208,000 for general and administrative personnel, $285,000 for depreciation and goodwill amortization, $19,000 for professional fees, $86,000 for facility costs and $279,000 for other general and administrative costs. The increase was primarily due to increases in the number of personnel to support and grow our business. We expect these expenses to grow as additional personnel are hired and additional expenses are incurred. These expenses relate to growing our business and operating as a public company.

      Interest, Net. Interest income net of expense includes income from cash and cash equivalents and from investments and expenses related to our financing obligations. Interest income net of interest expense increased from an expense of $76,000 for the three months ended March 31, 1998 to income of $148,000 for the three months ended March 31, 1999. The increase was primarily due to a higher investment balance as a result of the initial public offering. Currently, we invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999, the Company's primary source of liquidity consisted of cash and debt instruments that are highly liquid, of high-quality investment grade and predominately have maturities less than one year with the intent to make such funds readily available for operating purposes. On February 17, 1999, the Company completed its initial public offering of 4,025,000 shares of common stock, resulting in the net proceeds of $58.3 million. At March 31, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $57 million compared to $5.7 million at December 31, 1998.

      We have a line of credit with a commercial bank for $500,000, which expires on June 30, 1999. The line of credit is primarily used for working capital purposes. The line bears interest at the bank's prime rate of interest plus 1.5%. Any borrowings under the line of credit are secured by most of our assets. As of March 31, 1999, we have no outstanding balance.

      We have several capital leases with various financial institutions for computer and communications equipment used in our operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for our directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20% and we are required to make total monthly payments of approximately $74,000 under the terms of these agreements.

      For the three months ended March 31, 1999, cash used in operating activities was $4.6 million. Cash used in operating activities consisted mostly of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses and accounts payable.

      Net cash used in investing activities was $47.1 million for the three months ended March 31, 1999. Our investing activities included the purchases of marketable securities for $46.6 million (net of sales maturities), capital expenditures for $147,000 and the acquisition of Safetyonline for $285,000.

      For the three months ended March 31, 1999, cash provided by financing activities of $56.4 million was primarily due to our initial public offering which raised net proceeds of $58.4 million and the exercise of stock options. These amounts were partially offset by the repayment of the $2.0 million line of credit that was outstanding as of December 31, 1998 and principal payments on capital lease obligations.

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

      We have taken steps to ensure that telephone systems and other non-information technology are Year 2000 compliant. We have replaced our telephone and voicemail systems with new systems that are Year 2000 compliant. We believe all non-information technology upon which we are materially dependent is Year 2000 compliant. Additionally, with respect to information technology, we expect to resolve any Year 2000 compliance issues primarily through normal upgrades of our software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements is included in our capital expenditure budget and is not expected to be material to our financial position or results of operations. We estimate that our total cost to become Year 2000 compliant will not exceed $250,000, which we expect will be funded from working capital or borrowings under our bank line of credit. However, such upgrades and replacements may not be completed on schedule or within estimated costs or may not successfully address our Year 2000 compliance issues.

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

      In addition, we are in the process of seeking verification from our key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not presently compliant, to provide a description of their plans to become so. As of May 7, 1999, we have received certification from 95% of our distributors, vendors and suppliers that they are either Year 2000 compliant or are taking the necessary steps to become Year 2000 compliant. We expect to receive the remaining certifications by June 30, 1999. To the extent that vendors fail to provide certification that they are Year 2000 compliant by July 1999, we will seek to terminate and replace those relationships.

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

Other Commitments

      Our financial commitments for our marketing and distribution agreements with Excite and AltaVista are $2.3 million in 1999, $2.3 million in 2000 and $2.0 million in 2001. The Excite agreement expires in August 2001 and renews automatically unless terminated by either party upon 15 days notice prior to the anniversary date of the agreement. The AltaVista agreement expires one year from the date of the agreement and renews automatically unless terminated by either party upon 30 days prior to the anniversary date of the agreement. On April 21, 1999, the Company executed a 10 year operating lease for its headquarters. The lease commences in July 1999 and has average monthly payments of $75,000.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As we do not currently engage or plan to engage in derivative or hedging activities, we do not expect there to be any impact to our results of operations, financial position or cash flows upon the adoption of this standard.

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

We anticipate we will incur continued losses for the foreseeable future

      To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have incurred significant losses since inception. We reported a net loss of $5.6 million for the three months ended March 31, 1999. We expect to continue to incur significant losses for the foreseeable future. As of March 31, 1999, our accumulated deficit was $24.9 million. Our limited operating history makes predicting our future operating results, including operating expenses, difficult. Our revenues may not grow or may not even continue at their current level.

We expect our operating expenses to increase

      Some of our expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate by reducing expenses in a timely manner. In addition, we plan to significantly increase our operating expenses to:

      o     launch additional vertical trade communities;

      o     increase our sales and marketing operations;

      o     enter into additional sponsorship agreements;

      o     broaden our customer support capabilities; and

      o     pursue marketing and distribution alliances.

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

Fluctuations in our quarterly results may adversely affect our stock price

      We expect that our quarterly operating results will fluctuate significantly due to many factors, including:

      o     the seasonality of our revenues;

      o     the uncertain adoption of the Internet as an advertising medium;

      o potential dependence on development of the electronic commerce market;

      o     intense competition;

      o     our dependence on content providers;

      o     license fees payable to content providers;

      o     uncertain acceptance of our Internet content;

      o     management of our growth; and

      o     risks associated with potential acquisitions.

      Many of these factors are beyond our control.

      Due to the limited history of businesses relying on the Internet as a commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet the securities analysts' or our shareholders' expectations, the price of our common stock could be materially adversely affected.

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

Acquisitions may disrupt or otherwise have a negative impact on our business

      We have made, and plan to continue to make, investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

      o acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;

      o we may acquire companies in markets in which we have little experience;

      o we may not be able to successfully integrate the services, products and personnel of any acquisition into our operations;

      o we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions; and

      o our acquisitions may not result in any return on our investment and we may lose our entire investment.

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

We currently rely heavily on advertising revenues and if our advertising revenues decline our business would be adversely affected

      We currently rely on revenues generated from the sale of advertising on our vertical trade communities for substantially all of our revenues. If we do not continue to develop advertising and other sources of revenues, our business may be materially adversely affected. Our ability to increase our advertising revenues may depend, among other things, on many factors, including:

      o advertisers' acceptance of the Internet as a legitimate advertising medium;

      o the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers; and

      o     the expansion of our sales force.

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

We may not develop significant revenues from electronic commerce, which could adversely affect our future growth

      For the three months ended March 31, 1999, approximately 3% of our revenues was generated from electronic commerce. If we do not generate increased revenue from electronic commerce, our business, financial condition and operating results could be materially adversely affected. To generate significant electronic commerce revenues, we will have to continue to build or license an electronic commerce platform.

Our long-term success depends on the development of the electronic commerce market, which is uncertain

      If electronic commerce does not grow or grows slower than expected, our business will suffer. Our long-term success depends on widespread market-acceptance of electronic commerce.

      A number of factors could prevent such acceptance, including the following:

      o electronic commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

      o the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

      o increased government regulation or taxation may adversely affect the viability of electronic commerce;

      o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

      o adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

There is intense competition for the Internet products and services, advertising and sales of goods and services that we offer

      Competition for Internet products and services, advertising and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. We compete for a share of a customer's advertising budget with online services and traditional off-line media, such as print publications and trade associations. Although to date we believe there are no companies with a larger portfolio of vertical trade communities than ours, several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis.

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

We may not have opportunities to enter into new partnerships or marketing and distribution alliances

      We are interested in entering into additional partnerships with search engine providers to increase traffic to our vertical trade communities, but we cannot be assured that we will be able to enter into any new partnerships. If we are unable to enter into new arrangements the traffic on our vertical trade communities may not increase.

Our business depends on the growth of the Internet, which is uncertain

      Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited by a number of reasons, such as:

      o     infrastructure;

      o     security concerns;

      o     inconsistent quality of service; and

      o     lack of availability of cost-effective, high-speed service.

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

      Many of our senior management have only recently joined us. Of our seven executive officers, four have worked for us less than one year. We cannot assure you that our management will be able to effectively or successfully manage our growth.

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

Our market is characterized by rapid technological change which we may not be able to keep up with in a cost-effective way

      Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing vertical trade community technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be materially adversely affected. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our vertical trade communities and by developing new features to meet customer needs. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services and develop new services and technology that address the needs of our customers. We will also need to respond to technological advances and emerging industry standards in a cost-effective and timely basis.

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

Our systems may not be Year 2000 compliant, which could cause our vertical trade communities to be unavailable for a period of time after January 1, 2000, which could in turn have a negative impact on our business, operating results and financial position

      We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software and other equipment used internally. If our present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be materially and adversely affected.

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

The interests of our controlling shareholders may conflict with our interests and the interests of our other shareholders

      As a result of its stock ownership and board representation, Internet Capital Group, LLC is in a position to affect significantly our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our public shareholders. Internet Capital Group owns 6,147,505 shares, or 36.6%, of common stock. Internet Capital Group also owns warrants to purchase 119,656 shares of common stock. Two representatives of Internet Capital Group remain on our board of directors.

Shares eligible for future sale by our current shareholders may adversely affect our stock price

      If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, then the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market. In connection with our recent initial public offering, the holders of 11,653,064 shares of common stock and warrants and options exercisable into an aggregate of 505,704 shares of common stock have agreed not to sell any such securities for 180 days after the initial public offering without the prior written consent of Lehman Brothers, the lead underwriter of the initial public offering. However, Lehman Brothers may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements. The agreements expire on August 9, 1999.

      The holders of 10,047,346 shares of common stock and warrants to purchase 235,871 shares of common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a registration statement to register all shares of common stock under our stock option and employee stock purchase plans. That registration statement was effective on February 10, 1999 and shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

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

Our common stock price is likely to remain highly volatile

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

      Factors that could cause such volatility may include, among other things:

      o     actual or anticipated variations in quarterly operating results;

      o     announcements of technological innovations;

      o     new sales formats or new products or services;

      o     changes in financial estimates by securities analysts;

      o     conditions or trends in the Internet industry;

      o     changes in the market valuations of other Internet companies;

      o announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

      o     capital commitments;

      o     additions or departures of key personnel; and

      o     sales of common stock.

      Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

      As of March 31, 1999, our investments consisted of $3.4 million that were cash equivalents, $ 29.0 million having a maturity of less than one year, and $17.5 million that had a maturity of greater than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the quarter ended March 31, 1999 would have decreased by less than $59,000 This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income, of future changes in investment yields will depend largely on the gross amount of the Company's investments.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

      On February 10, 1999, the Company's Registration Statement on Form S-1 covering the Offering of 4,025,000 shares of the Company's Common Stock, Commission file number 333-68053 was declared effective. The Offering commenced on February 11, 1999, managed by Lehman Brothers, Hambrecht & Quist, Volpe Brown Whelan & Company and Wit Capital Corporation as representatives of the several underwriters named in the Registration Statement (the "Underwriters").

      The Underwriters exercised an over-allotment option to purchase an additional 525,000 shares of the Company's common Stock. The total price to the public for the shares offered and sold by the Company was $64,400,000.

      The amount of expenses incurred for the Company's account in connection with the Offering are as follows:

                  Underwriting discounts and commissions     $4,508,000
                  Finders' fees                                      --
                  Expenses paid to or for the Underwriters           --
                  Other expenses                              1,604,686
                                                             ----------
                  Total expenses                             $6,112,686
                                                             ==========

      All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

      The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $58,287,314. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

            Construction of plant, building and facilities   $        --
            Purchase and installation of machinery
              and equipment                                           --
            Purchase of real estate                                   --
            Acquisition of other business (including
              transaction costs)                                      --
            Repayment of indebtedness                                 --
            Working capital                                    1,331,454
            Temporary investments, including cash
              and cash equivalents                            10,457,327
            Other purposes (for which at least $100,000
              has been used), including:
                Investments, including debt instruments
                of the United States Government and its
                agencies and in high quality corporate
                issuers                                       46,498,533
                                                             -----------
                                                             $58,287,314
                                                             ===========

      All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February, 7, 1999, the Annual Meeting of Shareholders of VerticalNet, Inc. was held. Our common and preferred shareholders approved the following matters:

      o that the Second Amended and Restated Articles of Incorporation be amended to effect a reverse split of the Company's common stock at a ratio of 1.95 to 1;

      o that the Employee Stock Purchase Plan, which provides for the issuance and sale of 300,000 shares of common stock (after giving effect to the reverse split), be ratified, adopted and approved;

      o that the number of shares of common stock available for issuance upon awards granted under the 1996 Equity Compensation Plan be increased to 3,600,000 shares (after giving effect to the reverse split);

      o that, effective upon the initial public offering, our amended and restated Articles of Incorporation be adopted and approved substantially in the form filed as an exhibit hereto;

      o that, effective upon the initial public offering, our amended and restated Bylaws be approved and adopted substantially in the form to be filed as an exhibit hereto.

      The number of votes cast for, against and withheld from the approval of each matter is set forth below:

Matter                                         For             Against  Withheld
------                                         ---             -------  --------
Approval of reverse split                   16,949,398            0            0

Ratification of Employee Stock Purchase
  Plan                                      16,818,350            0      131,037

Increase in Shares issuable under Option
  Plan                                      16,949,398            0            0

Ratification of Articles of Incorporation   16,949,398            0            0

Ratification of Bylaws                      16,949,397            0            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

      The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit
Number   Description
------   -----------

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

10.1     Amended and Restated 1996 Equity Compensation Plan (1) (2)

10.2     Employment Agreement with Mark L. Walsh (1) (2)

10.3     Employment Agreement with Barry E. Wynkoop (1) (2)

10.4 Share Purchase Agreement dated September 1, 1998, between Boulder Interactive Technology Services Co. and VerticalNet, Inc. (1)

10.5 Agreement and Plan of Merger dated September 30, 1998, among VerticalNet, Inc., Informatrix Acquisition Corp., Informatrix Worldwide, Inc. and the Stockholders of Informatrix Worldwide, Inc. (1)

10.6 Sponsorship Agreement dated June 30, 1998, between Excite!, Inc. and VerticalNet, Inc. (1)(3)

10.7 Internet Services Agreement dated as of January 19, 1999 by and between Compaq Computer Corporation and VerticalNet, Inc. (1)

10.8 Asset Purchase Agreement dated January 13, 1999 by and among VerticalNet, Inc., Coastal Video Communications Corp., Paul V. Michels and Philip P. Price (1)

10.9 Common Stock Purchase Warrant to purchase 20,513 shares of Common Stock dated November 25, 1998 issued to Progress Capital, Inc. (1)

10.10 Form of Common Stock Purchase Warrant dated November 25, 1998 issued in connection with the Convertible Note (1)

10.11    Form of Convertible Note dated November 25, 1998 (1)

10.12 Series A Preferred Stock Purchase Agreement dated as of September 12, 1996 between Internet Capital Group, L.L.C. and Water Online, Inc. (1)

10.13 Series D Investor Rights Agreement dated as of May 8, 1998 by and among VerticalNet, Inc. and the Investors (1)

10.14 Registration Rights Agreement dated as of November 25, 1998 between the Company and the Convertible Note Holders (1)

11 Statement re: Computation of Per Share Earnings (included in notes to financial statements)

21       Subsidiaries (1)

27*      Financial Data Schedule

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

      (b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999                      VerticalNet, Inc.
                                        (Registrant)

                                        /s/  Mark L. Walsh
                                        -------------------------------------
                                        Mark L. Walsh
                                        President and Chief Executive Officer

                                        /s/  Gene S. Godick
                                        -------------------------------------
                                        Gene S. Godick
                                        Vice President of Finance and Chief
                                        Financial Officer