Form 10-Q
period 1999-06-30
VERTICALNET INC
filed 1999-08-03
CIK 1043946

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1999
                                      OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _____ to _____

                       COMMISSION FILE NUMBER: 000-25269

                               VERTICALNET, INC.

            (Exact name of registrant as specified in its charter.)

                   Pennsylvania                        23-2815834
        -------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                               700 Dresher Road
                               Horsham, PA 19044
             -----------------------------------------------------
                   (Address of principal executive offices)

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
YES [X]  NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                       OUTSTANDING AT JUNE 30, 1999
------------------------    --------------------------------------------
Common Stock, $0.01 par                      16,946,943
 value

                               VERTICALNET, INC.

                                   FORM 10-Q
          (FOR THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1999)

                               TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                    -------
Part I
 Item 1.      Consolidated Financial Statements...................................................................        3
 Item 2.      Management's Discussion And Analysis Of Financial Condition And Results Of
               Operations.........................................................................................       11
 Item 3.      Quantitative And Qualitative Disclosure About Market Risk                                                  24

PART II
 Item 1.      Legal Proceedings...................................................................................       24
 Item 2.      Change in Securities And Use Of Proceeds............................................................       24
 Item 4.      Submission of Matters to a Vote of Security Holders.................................................       25
 Item 6.      Exhibits And Reports On Form 8-K....................................................................       25

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL INFORMATION
                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,               December 31,
                                                                                          1999                     1998
                                                                                    -----------------        -----------------
                                                                                       (Unaudited)
                                    Assets
Current assets:
    Cash and cash equivalents                                                            $20,235,068               $5,662,849
    Short-term investments                                                                12,480,457                       -
    Accounts receivable, net of allowance for doubtful accounts of
        $185,947 in 1999 and $61,037 in 1998                                               4,446,631                1,794,728
    Loan receivable                                                                          390,000                       -
    Prepaid expenses and other assets                                                      2,555,708                  747,951
                                                                                    -----------------        -----------------
                 Total current assets                                                     40,107,864                8,205,528
                                                                                    -----------------        -----------------
Property and equipment, net                                                                1,816,460                1,072,063
Goodwill and other intangibles, net of accumulated amortization of
    $893,459 in 1999 and $282,900 in 1998                                                  8,159,583                2,451,991
Cash - restricted                                                                          1,220,261                       -
Long-term investments                                                                     14,376,407                       -
Deferred charges and other assets                                                            589,356                  613,393
                                                                                    -----------------        -----------------
                 Total assets                                                            $66,269,931              $12,342,975
                                                                                    =================        =================

                Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Current portion of long-term debt                                                       $823,480                 $288,016
    Line of credit                                                                                -                 2,000,000
    Accounts payable                                                                       1,896,362                1,220,562
    Accrued expenses                                                                       2,372,080                1,582,038
    Deferred revenues                                                                      5,820,222                2,176,585
                                                                                    -----------------        -----------------
                 Total current liabilities                                                10,912,144                7,267,201
                                                                                    -----------------        -----------------
Long-term debt, net of current portion                                                       517,293                  351,924
                                                                                    -----------------        -----------------
Convertible notes                                                                                  -                5,000,000
                                                                                    -----------------        -----------------

Commitments and contingencies (Note 3)

Shareholders' Equity (Deficit):
    Preferred stock $.01 par value, 10,000,000 shares authorized,
         0 shares issued and outstanding in 1999 and 7,805,667
        shares issued and outstanding in 1998                                                     -                    78,057
    Common stock $.01 par value, 90,000,000 shares
        authorized, 16,946,943 issued and outstanding in 1999
        and 2,634,379 shares issued and outstanding in 1998                                  169,469                   26,344
    Additional paid-in capital                                                            87,503,466               19,566,368
    Deferred compensation                                                                   (885,405)                (594,033)
    Accumulated comprehensive loss                                                          (132,694)                      -
    Accumulated deficit                                                                  (31,662,355)             (19,292,886)
                                                                                    -----------------        -----------------
                                                                                          54,992,481                 (216,150)
    Treasury stock at cost, 198,363 shares in 1999 and
        161,289 shares in 1998                                                              (151,987)                 (60,000)
                                                                                    -----------------        -----------------
                 Total shareholders' equity (deficit)                                     54,840,494                 (276,150)
                                                                                    -----------------        -----------------
                 Total liabilities and shareholders' equity (deficit)                    $66,269,931              $12,342,975
                                                                                    =================        =================

                                   See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            Three months ended                   Six months ended
                                                June 30,                             June 30,
                                   ----------------------------------- ---------------------------------
                                         1999              1998             1999             1998
                                   ----------------- ----------------- ---------------- ----------------
Revenues                                $3,551,180          $587,422       $5,484,959         $964,793
                                   ----------------- ----------------- ---------------- ----------------
Costs and Expenses:
Editorial and operational                1,688,619           689,644        2,884,756        1,124,977
Product development                      1,485,066           385,378        2,694,704          578,258
Sales and marketing                      5,546,602         1,679,469        9,176,807        2,614,403
General and administrative               1,970,435           718,734        3,350,071        1,541,893
Amortization of goodwill                   335,902                -           610,469               -
                                   ----------------- ----------------- ---------------- ----------------
Operating loss                          (7,475,444)       (2,885,803)     (13,231,848)      (4,894,738)
                                   ----------------- ----------------- ---------------- ----------------

Interest, net                              714,733            14,291          862,379          (61,643)
                                   ----------------- ----------------- ---------------- ----------------
Net loss                               $(6,760,711)      $(2,871,512)    $(12,369,469)     $(4,956,381)
                                   ================= ================= ================ ================

Basic and diluted net loss per share        ($0.40)           ($1.13)          ($0.91)          ($1.96)
                                   ================= ================= ================ ================
Weighted average shares outstanding
    used in basic and diluted           16,848,309         2,540,014       13,520,933        2,533,475
    per-share calculation          ================= ================= ================ ================

          See accompanying notes to consolidated financial statements

                               VERTICALNET, INC.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                        Six months ended June 30, 1999



                                                                                            Additional                   Other
                                            Preferred Stock             Common Stock         Paid-In      Deferred   Comprehensive
                                          Shares       Amount       Shares       Amount      Capital    Compensation     Loss
                                      ------------ ------------- ------------ ------------ ------------ ------------ ------------
Balance, January 1, 1999                7,805,667   $   78,057     2,634,379   $   26,344   $19,566,368 $ (594,033) $          -
Conversion to common stock             (7,805,667)     (78,057)    9,734,846       97,349       (19,292)         -             -
Sale of common stock in
 initial public offering                        -            -     4,025,000       40,250    58,247,064          -             -
Notes converted to common stock                 -            -       312,500        3,125     4,996,875          -             -
Exercise of options                             -            -       143,125        1,430       124,570          -             -
Shares issued as consideration
 for acquisitions                               -            -        60,019          600     4,058,190          -             -
Exercise of warrants                            -            -        37,074          371        91,616          -             -
Deferred compensation                           -            -             -            -       438,075   (291,372)            -
Unrealized loss on marketable
 securities                                     -            -             -            -             -          -      (132,694)
Net loss                                        -            -             -            -             -          -             -
                                      ------------ ------------- ------------ ------------ ------------ ------------ ------------
Balance, June 30, 1999                          -   $        -    16,946,943   $  169,469   $87,503,466  $(885,405)    $(132,694)
                                      ============ ============= ============ ============ ============ ============ ============



                                                                           Total
                                         Accumulated    Treasury       Shareholders'
                                          Deficit        Stock       Equity (Deficit)
                                        -------------  ------------   ---------------
Balance, January 1, 1999                $(19,292,886)   $  (60,000)     $   (276,150)
Conversion to common stock                         -             -                 -
Sale of common stock in                                                            -
 initial public offering                           -             -        58,287,314
Notes converted to common stock                    -             -         5,000,000
Exercise of options                                -             -           126,000
Shares issued as consideration
 for acquisitions                                  -             -         4,058,790
Exercise of warrants                               -       (91,987)                -
Deferred compensation                              -             -           146,703
Unrealized loss on marketable
 securities                                        -             -          (132,694)
Net loss                                 (12,369,469)            -       (12,369,469)
                                        -------------  ------------  ---------------
Balance, June 30, 1999                  $(31,662,355)   $ (151,987)     $ 54,840,494
                                        =============  ============  ===============

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         Six months ended
                                                                                             June 30,
                                                                                 --------------------------------
                                                                                       1999              1998
                                                                                 --------------    --------------
Cash flows from operating activities:
    Net loss                                                                       $(12,369,469)      $(4,956,381)
                                                                                 --------------    --------------
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, amortization and other noncash charges                        1,262,219           192,709
          Change in assets net of effect of acquisitions:
              Accounts receivable                                                    (2,916,274)         (194,554)
              Prepaid expenses and other assets                                      (1,111,161)          (14,638)
          Change in liabilities net of effect of acquisitions:
              Accounts payable                                                          675,128           854,419
              Accrued expenses                                                          780,712           363,721
              Deferred revenues                                                       3,122,245           470,952
                                                                                 --------------    --------------
Net cash used in operating activities                                               (10,556,600)       (3,283,772)
                                                                                 --------------    --------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                              (1,855,984)                 -
    Proceeds from sale and redemption of investments                                57,355,631                  -
    Restricted cash                                                                 (1,220,261)                 -
    Purchase of investments                                                        (84,430,150)                 -
    Advances                                                                          (390,000)          (461,968)
    Capital expenditures                                                              (630,655)          (242,803)
                                                                                 --------------    --------------
Net cash used in investing activities                                               (31,171,419)         (704,771)
                                                                                 --------------    --------------
Cash flows from financing activities:
    Loans from related party                                                                  -         1,550,000
    Repayment of line of credit                                                      (2,000,000)       (2,500,000)
    Repayment of loans from related parties                                                   -          (100,000)
    Principal payments on obligations under capital leases                             (285,067)          (71,785)
    Repayment of long-term debt                                                               -           (32,852)
    Net proceeds from issuance of common stock                                       58,459,305        13,741,962
    Proceeds from exercise of stock options                                             126,000                 -
                                                                                 --------------    --------------
Net cash provided by financing activities                                            56,300,238        12,587,325
                                                                                 --------------    --------------
Net increase in cash                                                                 14,572,219         8,598,782

Cash and cash equivalents--beginning of period                                        5,662,849           754,716
                                                                                 --------------    --------------
Cash and cash equivalents--end of period                                         $   20,235,068    $    9,353,498
                                                                                 ==============    ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $      159,288    $      119,160
Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                      $      465,236    $       45,583
    Issuance of common stock as consideration for private placement fees         $            -    $      150,000
    Liabilities assumed in conjunction with the acquisitions                     $      371,553    $            -
    Issuance of common stock as consideration for acquisitions                   $    4,058,790    $            -
    Notes converted to common stock                                              $    5,000,000    $            -
    Warrant exercises                                                            $       91,987    $            -
    Financing agreement for directors and officers liability insurance           $      429,814    $            -

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
(1) The Company and Basis of Presentation


Description of Company

  VerticalNet, Inc. ("VerticalNet" or the "Company") is an owner and operator of vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as online professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and as of July 30, 1999 operates 43 vertical trade communities in ten major industry groups: environmental; advanced technologies; service; communications; process; science; healthcare; manufacturing and metals, food & packaging and food service/hospitality.

  On February 17, 1999, the Company completed its initial public offering (the "IPO") of 4,025,000 shares of its common stock at $16.00 per share. Net proceeds to the Company aggregated approximately $58,300,000 (net of underwriters' commission and offering expenses of $6,100,000). As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into 9,734,846 shares of common stock. In addition, the Company's $5.0 million convertible notes were converted into 312,500 shares of common stock.

  The Company currently generates substantially all of its revenue from Internet advertising including the development of "storefronts" (Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites). The advertising contracts do not extend beyond one year. Advertising revenues are recognized ratably over the period of the advertising contract. Revenues from educational courses are recognized in the period in which the course is completed and revenues from the sale of books are recognized in the period in which the books are shipped. Auction revenues related to transaction fees are recognized at the time that the auction is successfully concluded. All e-commerce revenue, whether a transaction fee, a percentage of sale fee or a minimum guaranteed fee, is recorded when earned. Approximately $1.9 million at June 30, 1999 and $1.0 million at December 31, 1998 included in the accounts receivable balance is unbilled due to customer payment terms.

  The accompanying unaudited consolidated statements of the Company for the three and six months ended June 30, 1999 and June 30, 1998, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and six months ended June 30, 1999 and June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

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

  The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations:


                                                                THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------  -------------------------
                                                                    1999           1998          1999         1998
                                                                -------------  ------------  ------------  -----------
Weighted-average shares outstanding basic and diluted.....         16,848,309     2,540,014    13,520,933    2,533,475
   Effect of convertible preferred stock..................                  -     7,543,304     2,151,347    6,366,411
                                                                   ----------    ----------    ----------    ---------
Weighted-average shares outstanding pro forma.............         16,848,309    10,083,318    15,672,280    8,899,886

The following table sets forth the computation of Net loss per share:

                                                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------  -----------------------------
BASIC AND DILUTED NET LOSS PER SHARE                                 1999           1998            1999           1998
                                                                --------------  -------------  --------------  -------------
Numerator: Net loss............................................   $(6,760,711)   $(2,871,512)   $(12,369,469)   $(4,956,381)
Denominator:
  Weighted-average shares outstanding basic and diluted........    16,848,309      2,540,014      13,520,933      2,533,475
Basic and diluted net loss per share...........................   $     (0.40)   $     (1.13)   $      (0.91)   $     (1.96)
                                                                  ===========    ===========    ============    ===========
PRO FORMA NET LOSS PER SHARE
Numerator: Net loss............................................   $(6,760,711)   $(2,871,512)   $(12,369,469)   $(4,956,381)
Denominator:
  Weighted-average shares outstanding basic and diluted........    16,848,309     10,083,318      15,672,280      8,899,886
Basic and diluted net loss per share...........................   $     (0.40)   $     (0.28)   $      (0.79)   $     (0.56)
                                                                  ===========    ===========    ============    ===========


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


(3)  COMMITMENTS AND CONTINGENCIES

  On June 30, 1998, the Company entered into a three year Sponsorship Agreement with Excite, Inc. ("Excite"). The Sponsorship Agreement provides for the Company and Excite to sponsor and promote 30 co-branded Web pages and for each company to sell advertising on the Web pages. Excite has guaranteed a minimum number of advertising impressions for each of the three years. The agreement is terminable by either party, as defined, and requires the Company to pay Excite $0.9 million, $2.0 million and $3.0 million, respectively, in years one, two and three under the agreement. Such payments will be charged to expense as the advertising impressions are provided by Excite. In addition, each company will provide the other with $200,000 in barter advertising during the term of the Sponsorship Agreement. As of December 31, 1998, each company has satisfied the barter provisions under the Sponsorship Agreement. In June 1999, the agreement with Excite was terminated. The Company's remaining commitment to Excite is $150,000 as of June 30, 1999.

  On January 19, 1999, the Company entered into a one-year agreement with Compaq Computer Corporation ("Compaq") and its Internet Web site known as AltaVista. The agreement provides for the Company and AltaVista to sponsor and promote 31 co-branded Web pages. The agreement requires the Company to pay Compaq $1.0 million over the term of the agreement based on the number of advertising impressions delivered. Such amount will be charged to expense as AltaVista provides the advertising impressions. As of June 30,1999, no payments have been made by the Company. In addition, each company will provide the other with $300,000 in barter advertising during the term of the agreement. The Company has satisfied its barter advertising obligation under this agreement.

  The Company has entered into non-cancelable obligations with several content service providers and Internet search engines. Under these agreements, exclusive of the AltaVista agreement discussed above, the Company's commitments are as follows:

   1999...............................................................................................      $1,648,000
   2000...............................................................................................         560,500
   2001...............................................................................................         123,500
   2002...............................................................................................          50,000


  On April 21, 1999, the Company entered into a 10 year lease for its headquarters. The total obligation under the lease is $9.0 million and is payable in monthly payments of $75,222 commencing in July 1999. According to the terms of the lease agreement, the Company is required to maintain certificates of deposit for an agreed upon amount in an escrow account. The certificates of deposit with an aggregate balance of $1,220,261 were issued in June 1999 and will mature in five equal installments of $244,052 on August 1, 2000 and the four subsequent years thereafter. The certificates of deposit are classified as a long-term asset included in restricted cash on the balance sheet.

  The Company is a party to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


(4)  ACQUISITIONS

  In September 1998, the Company acquired all of the outstanding capital stock of Boulder Interactive Technology Services Company ("BITC") for $1.8 million in cash. BITC operates a vertical trade community for professionals in the radio frequency and wireless communications industry. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $1,864,000 was recorded as goodwill and is being amortized over 36 months.

  In September 1998, the Company acquired all of the outstanding capital stock of Informatrix Worldwide, Inc. ("Informatrix") for 46,154 shares of the Company's common stock valued at $153,000. Informatrix operates a vertical community in the property and casualty insurance industry that caters to risk managers, agents, brokers and other professionals in the insurance industry. The acquisition was accounted for under the purchase method of accounting. The estimated excess of the purchase price over the fair value of the net assets acquired of approximately $903,000 was recorded as goodwill and is being amortized over 36 months. The purchase agreement also provided for the Company to issue up to 11,538 additional shares of the Company's common stock to the Informatrix shareholders in the event that Informatrix achieved certain sales targets through December 1998. Through October 31, 1998, the former shareholders of Informatrix earned, and the Company recorded the issuance of, 2,200 shares of common stock which was valued at $7,294. Through December 1998, the former shareholders of Informatrix earned an additional 1,538 shares of common stock which was valued at $24,608 and recorded by the Company in March 1999. The additional consideration was accounted for as additional goodwill.

  In January 1999, the Company acquired certain assets and assumed certain liabilities including the Safetyonline Web site from Coastal Video Communications ("Coastal"). The Company paid $260,000 in cash, issued a $50,000 note, to be paid within 90 days of the closing of the purchase, and provided Coastal an advertising commitment on the Company's Web site valued at $160,000. As of June 30, 1999, the Company has paid the note to Coastal and has fulfilled approximately $33,000 of its advertising commitment to Coastal. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $550,000 was recorded as goodwill and is being amortized over three years. The results of operations from Safetyonline are not material to the Company's consolidated financial position or results of operations.

  In June 1999, the Company acquired certain assets, including the Oillink Web site, and assumed certain liabilities of a sole proprietor. The Company paid $225,000 in cash and issued 2,921 shares of its common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $484,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Oillink are not material to the Company's consolidated financial position or results of operations.

  In June 1999, the Company acquired certain assets, including the ElectricNet Web site, and assumed certain liabilities of a sole proprietor. The Company paid $975,000 in cash and issued 10,563 shares of its common stock valued at $825,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months. The results of operations from ElectricNet are not material to the Company's consolidated financial position or results of operations.

  On June 14, 1999, the Company acquired all of the outstanding capital stock of Techspex, Inc. ("Techspex") for $211,000 in cash and 44,997 shares of common stock valued at $3.0 million. Techspex was the owner and operator of a vertical trade community in the machine tools industry. The Web site acts as a comprehensive source of information, interaction and electronic commerce for the machine tool industry providing a searchable database of machine tools, dealers and tooling and accessory suppliers. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.4 million was recorded as goodwill and is being amortized over 36 months.

  The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, BITC, Informatrix and Techspex as if the acquisitions occurred on January 1, 1998, after giving effect to certain adjustments including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, BITC, Informatrix and Techspex constituted a single entity during such periods.

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                       ----------------------------  -----------------------------
                                                                           1999           1998            1999           1998
                                                                       -------------  -------------  --------------  -------------
  Revenues...........................................................  $  3,598,820   $    839,495   $   5,636,217   $  1,427,390
  Net loss...........................................................   ($7,030,336)   ($3,758,400)   ($12,926,333)   ($6,659,123)
  Net loss per share.................................................        ($0.42)        ($1.43)         ($0.96)        ($2.54)

  On May 24, 1999, the Company and Isadra, Inc. ("Isadra") signed an agreement and Plan of Merger to acquire all of the outstanding capital stock of Isadra for $3.0 million cash and 500,000 shares of common stock. The closing of this transaction is subject to regulatory and shareholder approval by Isadra's shareholders. Isadra has developed e-commerce software for vertical industries. In connection with this transaction, the Company has agreed to lend up to $1.0 million prior to closing of this transaction. As of June 30, 1999, the Company has advanced Isadra $390,000. In the event that this transaction does not close, Isadra is obligated to repay the $1.0 million loan by October 31, 1999. The acquisition will be accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of the net assets acquired of approximately $42.1 million is expected to be allocated among existing technology, in-process research and development and goodwill, then amortized over their respective lives.


(5)  COMPREHENSIVE INCOME (LOSS)

  The following presents a reconciliation of net loss to comprehensive loss for the three months ended June 30, 1999 and June 30, 1998 and the six months ended June 30, 1999 and June 30, 1998.

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                       ----------------------------  -----------------------------
                                                                           1999           1998            1999           1998
                                                                       -------------  -------------  --------------  -------------
  Net loss...........................................................   $(6,760,711)   $(2,871,512)   $(12,369,469)   $(4,956,381)
  Other comprehensive loss:
    Unrealized loss on securities....................................      (132,694)             -        (132,694)             -
                                                                       -------------  -------------  --------------  -------------
  Comprehensive loss.................................................   $(6,893,405)   $(2,871,512)   $(12,502,163)   $(4,956,381)
                                                                       =============  =============  ==============  =============

(6)  SUBSEQUENT EVENTS

  On July 29, 1999, the Company acquired all of the outstanding capital stock of LabX Technologies Inc. ("LabX") for $1.6 million in cash and 34,897 shares of common stock valued at $ 3.2 million. LabX was the owner and operator of a vertical trade community focused on electronic commerce of scientific and laboratory equipment. The Web site allows participants to communicate their buying and selling requirements for laboratory equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $5.0 million will be recorded as goodwill and be amortized over 36 months.

  On July 16, 1999, the Company acquired 414,233 shares of Tradex Inc.'s ("Tradex") Series C Preferred Stock at a cost of $1.0 million. The Company currently owns 1.8% of Tradex and the investment will be accounted for under the cost method of accounting.

  On July 16, 1999, the Company entered into a 3 year lease financing arragement for office furniture. The total obligation under the capital lease is $1.0 million and is payable in monthly payments of approximately $31,000, commencing in July 1999.

  On July 21, 1999, the Board of Directors of the Company approved a two-for-one stock split of the Company's common stock to be distributed in the form of a stock dividend, payable on August 20, 1999, to shareholders of record at the close of business on August 9, 1999.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

  Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," and words of similar import. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements for many reasons, including the various risks that the Company faces as described below, elsewhere in this document and in other documents that the Company files with the SEC.

  The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

                                    OVERVIEW

  We currently own and operate 43 vertical trade communities on the Internet. Advertising revenues and Web site development fees contributed most of the revenues for the three months ended June 30, 1999 and June 30, 1998.

  We sell storefront and banner advertising and event sponsorships on our vertical trade communities. The duration of a storefront advertisement is typically for a period of one year, while banner advertisements are typically for a period of three months. All advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the collection is reasonably assured. As of June 30, 1999, we had approximately $5.8 million of deferred revenue. We also generate revenues from career services, auctions, education and electronic commerce, specifically the sale of books and third party software.

  We offer for sale to our visitors: books, software and other goods offered by third party Web sites. Additionally, we offer auction sites with goods posted by inventory-liquidators. We receive a portion of the revenue from the products sold on our "store" and our auction sites. This type of revenue sharing or commission sharing relationship is typical of electronic commerce transactions and relationships on the Internet. We receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment.

We plan to expand our electronic commerce relationships to include:

*  selling goods and services promoted on our advertisers' storefronts; and

*  selling goods and services from our owned and operated virtual store.

  We incurred net losses of approximately $6.8 million for the three months ended June 30, 1999, $12.4 million for the six months ended June 30, 1999, $13.6 million for the year ended December 31, 1998, $4.8 million for the year ended December 31, 1997 and $709,000 for the year ended December 31, 1996. At June 30, 1999 we had an accumulated deficit of $31.7 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of the significant infrastructure and other costs incurred for the development and initial rollout of our vertical trade communities. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues, it may not be sustained.

                             RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

  Revenues. Revenues increased from $965,000 for the six months ended June 30, 1998 to $5.5 million for the six months ended June 30, 1999. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 833 as of June 30, 1998 to 2,094 as of June 30, 1999 (ii) the number of vertical trade communities from 17 as of June 30, 1998 to 43 as of June 30, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the periods ended June 30, 1998 and June 30, 1999. Barter transactions, in which the Company received advertising or other services in exchange for advertising on its Web sites accounted for approximately 24% of total revenues for the six months ended June 30, 1999 and none for the six months ended June 30, 1998. At June 30, 1999, we had deferred revenues of $5.8 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

  Editorial and Operational Expenses. Editorial and operational expenses consist primarily of Internet connection charges, cost of acquired content, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. These expenses increased from $1.1 million for the six months ended June 30, 1998 to $2.9 million for the six months ended June 30, 1999. For these periods, expenses increased by $1.5 million for salaries and benefits of operating and editorial personnel and $300,000 for depreciation, Internet connection charges, acquired content, product costs and other related operating costs. The increases were primarily related to the increased number of personnel and amount of equipment required to maintain and operate our increased number of vertical trade communities.

  Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related equipment. These costs increased from $578,000 for the six months ended June 30, 1998 to $2.7 million for the six months ended June 30, 1999. For these periods, expenses increased by $1.4 million for salaries and benefit costs and by $722,000 for consulting and equipment costs. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of vertical trade communities. To date, we have charged to expense all the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including costs of attending trade shows. These expenses increased from $2.6 million for the six months ended June 30, 1998 to $9.2 million for the six months ended June 30, 1999. For these periods, expenses increased by $2.4 million for advertising, $3.0 million for salaries, commissions and benefits, and $1.2 million for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

  General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, human resources and business development personnel, as well as support services and professional service fees. These expenses increased from $1.5 million for the six months ended June 30, 1998 to $4.0 million (including goodwill amortization of $610,000) for the six months ended June 30, 1999. For these periods, expenses increased by $340,000 for general and administrative personnel, $644,000 for depreciation and goodwill amortization, $379,000 for professional fees, $600,000 for facility costs and $537,000 for other general and administrative costs. The increase was due primarily to increases in the number of personnel to support and grow our business. We expect these expenses to grow as additional personnel are hired and additional expenses are incurred. These expenses relate to growing our business and operating as a public company.

  Interest, Net. Interest income, net of expense of $176,000, includes income from cash and cash equivalents and from investments and expenses related to our financing obligations. Interest income net of interest expense increased from an expense of $62,000 for the six months ended June 30, 1998 to income of $862,000 for the six months ended June 30, 1999. The increase was primarily due to a higher investment balance as a result of the initial public offering. Currently, we invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.


THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

  Revenues. Revenues increased from $587,000 for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 833 as of June 30, 1998 to 2,094 as of June 30, 1999 (ii) the number of vertical trade communities from 17 as of June 30, 1998 to 43 as of June 30, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the periods ended June 30, 1998 and June 30, 1999. Barter transactions, in which the Company received advertising or other services in exchange for advertising on its Web sites accounted for approximately 21% of total revenues for the three months ended June 30, 1999 and none for the three months ended June 30, 1998. At June 30, 1999, we had deferred revenues of $5.8 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

  Editorial and Operational Expenses. These expenses increased from $690,000 for the three months ended June 30, 1998 to $1.7 million for the three months ended June 30, 1999. For these periods, expenses increased by $881,000 for salaries and benefits of operating and editorial personnel and $129,000 for depreciation, Internet connection charges, acquired content, product costs and other related operating costs. The increases were primarily related to the increased number of personnel and amount of equipment required to maintain and operate our increased number of vertical trade communities.

  Product Development Expenses These costs increased from $385,000 for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. For these periods, expenses increased by $803,000 for salaries and benefit costs and by $312,000 for consulting and equipment costs. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of vertical trade communities. To date, we have charged to expense all the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

  Sales and Marketing Expenses. These expenses increased from $1.7 million for the three months ended June 30, 1998 to $5.5 million for the three months ended June 30, 1999. For these periods, expenses increased by $1.4 million for advertising, $1.9 million for salaries, commissions and benefits, and $500,000 for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

General and Administrative Expenses. These expenses increased from $719,000 for the three months ended June 30, 1998 to $2.3 million (including goodwill amortization of $336,000) for the three months ended June 30, 1999. For these periods, expenses increased by $132,000 for general and administrative personnel, $359,000 for depreciation and goodwill amortization, $314,000 for professional fees, $323,000 for facility costs and $453,000 for other general and administrative costs. The increase was primarily due to increases in the number of personnel to support and grow our business. We expect these expenses to grow as additional personnel are hired and additional expenses are incurred. These expenses relate to growing our business and operating as a public company.

  Interest, Net. Interest income, net of expense of $7,000, includes income from cash and cash equivalents and from investments and expenses related to our financing obligations. Interest income net of interest expense increased from $14,000 for the three months ended June 30, 1998 to $715,000 for the three months ended June 30, 1999. The increase was primarily due to a higher investment balance as a result of the initial public offering. Currently, we invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.


LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, the Company's primary source of liquidity consisted of cash and highly liquid, high-quality debt instruments. The Company's intent is to make such funds, of which the majority have maturities of less than one year, readily available for operating purposes. On February 17, 1999, the Company completed its initial public offering of 4,025,000 shares of common stock, resulting in the net proceeds of $58.3 million. At June 30, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $47.1 million compared to $5.7 million at December 31, 1998.

   We had a line of credit with a commercial bank for $500,000, which expired on June 30, 1999. The line of credit was not subsequently renewed.

   We have several capital leases with various financial institutions for computer and communications equipment used in our operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for our directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20% and we are required to make total monthly payments of approximately $69,000 under the terms of these agreements.

   For the six months ended June 30, 1999, cash used in operating activities was $10.6 million. Cash used in operating activities consisted mostly of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses and accounts payable.

   Net cash used in investing activities was $31.2 million for the six months ended June 30, 1999. Our investing activities included the purchases of marketable securities for $27.1 million (net of sales maturities), capital expenditures for $631,000, the acquisitions of Safetyonline, Techspex, Oillink and ElectricNet for $1.9 million and a bridge loan to Isadra for $390,000.

   For the six months ended June 30, 1999, cash provided by financing activities of $56.3 million was primarily due to our initial public offering which raised net proceeds of $58.5 million and the exercise of stock options. These amounts were partially offset by the repayment of the $2.0 million line of credit that was outstanding as of December 31, 1998 and principal payments on capital lease obligations.

  On May 24, 1999, the Company and Isadra, Inc. ("Isadra") signed an agreement and Plan of Merger to acquire all of the outstanding capital stock of Isadra for $3.0 million cash and 500,000 shares of common stock. The closing of this transaction is subject to regulatory and shareholder approval by Isadra's shareholders. Isadra has developed e-commerce software for vertical industries. In connection with this transaction, the Company has agreed to lend up to $1.0 million prior to closing of this transaction. As of June 30, 1999, the Company has advanced Isadra $390,000. In the event that this transaction does not close, Isadra is obligated to repay the $1.0 million loan by October 31, 1999. The acquisition will be accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of the net assets acquired of approximately $42.1 million is expected to be allocated among existing technology, in-process research and development and goodwill, then amortized over their respective lives.

  On July 29, 1999, the Company acquired all of the outstanding capital stock of LabX Technologies Inc. ("LabX") for $1.6 million in cash and 34,897 shares of common stock valued at $3.2 million. LabX was the owner and operator of a vertical trade community focused on electronic commerce of scientific and labatory equipment. The Web site allows participants to communicate their buying and selling requirements for labortory equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $5.0 million will be recorded as goodwill and be amortized over 36 months.

YEAR 2000 COMPLIANCE

We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, information technology including computers and software, and non-information technology including telephone systems and other equipment used internally.

The internally developed production and operation systems for our Web sites have recently undergone a complete re-engineering. All new programs have been substantially tested and validated for Year 2000 compliance.

Our communications infrastructure was recently overhauled, including a full conversion of our telephone and voicemail systems. We believe all non-information technology equipment upon which we are materially dependent is Year 2000 compliant. Additionally, with respect to information technology, we have resolved all Year 2000 compliance issues primarily through normal upgrades of our software or replacements included in our capital expenditure budget and these costs are not expected to be material to our financial position or results of operations. Our original Year 2000 compliance cost estimate did not exceed $250,000 and remains valid. However, such upgrades and replacements may not successfully address our Year 2000 compliance issues as represented by our distributors, vendors and suppliers.

We have completed our Year 2000 compliance assessment plan. This plan includes assessing both our information and non-information technology as well as our internally developed production and operation systems. Based on this assessment, we believe that all non-information technology, all internally developed production and operations systems and 95% of our technology are Year 2000 compliant. We believe that the remaining 5% of our information technology that is not Year 2000 compliant will be addressed with the completion of our Unix conversion in August 1999.

In addition, we have obtained verification from our key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not fully compliant, to provide a description of their plans to become so. We have received certification from 100% of our distributors, vendors and suppliers that they are complete or are in accordance with their scheduled Year 2000 compliance plan. We will continue to monitor the status of all of our key vendors with the intent of terminating and replacing those relationships which may jeopardize our own Year 2000 compliance plan.

In the event that our production and operational facilities that support our Web sites are disrupted, small portions of our Web sites may become unavailable. Our review of our systems has shown that there is no single application that would make our Web sites totally unavailable and we believe that we can quickly address any difficulties that may arise.

Having completed a specific analysis of our Web-hosting facilities, all functionalities are in compliance with our Year 2000 compliance assessment plan. In the event that our Web-hosting facilities are not Year 2000 compliant, our Web sites would be unavailable and we would not be able to deliver services to our users.

We have developed a comprehensive list of contingency models to forecast the worst-case scenario that might occur if technologies we are dependent upon are not Year 2000 compliant and fail to operate effectively after the Year 2000. All identified scenarios have been determined to be resolvable by an on-site staff which will be maintained throughout the Year 2000 date changeover with the exception of the Exodus hosting functionalities. Exodus has remitted Year 2000 certification and we are in the process of reviewing potential back-up sites within our disaster recovery planning.

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

WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE

  To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have incurred significant losses since inception. We reported a net loss of $12.4 million for the six months ended June 30, 1999. We expect to continue to incur significant losses for the foreseeable future. As of June 30, 1999, our accumulated deficit was $31.7 million. Our limited operating history makes predicting our future operating results, including operating expenses, difficult. Our revenues may not grow or may not even continue at their current level.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE

  Some of our expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate by reducing expenses in a timely manner. In addition, we plan to significantly increase our operating expenses to:

*  launch additional vertical trade communities;

*  increase our sales and marketing operations;

*  enter into additional sponsorship agreements;

*  broaden our customer support capabilities; and

*  pursue marketing and distribution alliances.

  Expenses will also increase due to the potential impact of goodwill and other charges resulting from completed and future acquisitions.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE

  We expect that our quarterly operating results will fluctuate significantly due to many factors, including:

*  the seasonality of our revenues;

*  the uncertain adoption of the Internet as an advertising medium;

*  potential dependence on development of the electronic commerce market;

*  intense competition;

*  our dependence on content providers;

*  license fees payable to content providers;

*  uncertain acceptance of our Internet content;

*  management of our growth; and

*  risks associated with potential acquisitions.

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

MARKETING AND DISTRIBUTION ALLIANCES MAY NOT GENERATE THE EXPECTED NUMBER OF NEW CUSTOMERS OR MAY BE TERMINATED

  We use marketing and distribution alliances with other Internet companies to create traffic on our vertical trade communities and consequently, to generate revenues. These marketing and distribution alliances allow us to link our vertical trade communities to search engines such as those offered by Excite, and on other Web sites such as AltaVista. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' Web sites. These arrangements may not generate the expected number of new customers. We also cannot be assured that we will be able to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on our vertical trade communities could decrease or our advertising revenues derived from the sales of advertising on co-branded pages could decrease. In June 1999, a three year Sponsorship Agreement with Excite, Inc. ("Excite") entered into on June 30, 1998 was terminated. The Company's remaining commitment to Excite is $150,000 as of June 30, 1999.


ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS

  We have made, and plan to continue to make, investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

* acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;

*  we may acquire companies in markets in which we have little experience;

* we may not be able to successfully integrate the services, products and personnel of any acquisition into our operations;

* we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions; and

* our acquisitions may not result in any return on our investment and we may lose our entire investment.

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

WE CURRENTLY RELY HEAVILY ON ADVERTISING REVENUES AND IF OUR ADVERTISING REVENUES DECLINE OUR BUSINESS WOULD BE ADVERSELY AFFECTED

  We currently rely on revenues generated from the sale of advertising on our vertical trade communities for substantially all of our revenues. If we do not continue to develop advertising and other sources of revenues, our business may be materially adversely affected. Our ability to increase our advertising revenues may depend, among other things, on many factors, including:

*  advertisers' acceptance of the Internet as a legitimate advertising medium;

* the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers; and

*  the expansion of our sales force.

  Additionally, for certain advertising customers the Company provides extended payment terms over the customer's advertising contract. To the extent that these amounts are not collected, the Company's advertising revenues, bad debt expense and cash flows could be adversely affected.

  Other factors could also affect our revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet, which would materially adversely affect our business, financial condition and operating results.

CHANGES IN INDUSTRY ADVERTISING RATES COULD ADVERSELY AFFECT OUR REVENUES

  Changes in industry pricing practices for advertising rates could materially adversely affect our revenues in the future. Currently, we base our storefront advertising rates on a variety of factors including the maturity of the particular vertical trade community, the number of storefronts, the amount of other advertising purchased and the length of the advertising contract. In the future, advertising rates may be based on different parameters such as the number of sales inquiries generated or visitors sent from our vertical trade communities to advertisers' Web sites. These changes could materially adversely affect our revenues.

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

WE MAY NOT DEVELOP SIGNIFICANT REVENUES FROM ELECTRONIC COMMERCE, WHICH COULD ADVERSELY AFFECT OUR FUTURE GROWTH

  For the three months ended June 30, 1999, approximately 5% of our revenues were generated from electronic commerce. If we do not generate increased revenue from electronic commerce, our business, financial condition and operating results could be materially adversely affected. To generate significant electronic commerce revenues, we will have to continue to build or license an electronic commerce platform.

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE ELECTRONIC COMMERCE MARKET, WHICH IS UNCERTAIN

  If electronic commerce does not grow or grows slower than expected, our business will suffer. Our long-term success depends on widespread market-acceptance of electronic commerce.

  A number of factors could prevent such acceptance, including the following:

* electronic commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

* the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

* increased government regulation or taxation may adversely affect the viability of electronic commerce;

* insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

* adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

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

  We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We do not currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information, or encryption, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers. However, we intend to license encryption technology to protect confidential transaction data.

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

OUR BUSINESS DEPENDS ON THE GROWTH OF THE INTERNET, WHICH IS UNCERTAIN

  Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited by a number of reasons, such as:

*  infrastructure;

*  security concerns;

*  inconsistent quality of service; and

*  lack of availability of cost-effective, high-speed service.

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

  Many of our senior management have only recently joined us. Of our seven executive officers, two have worked for us less than one year. We cannot assure you that our management will be able to effectively or successfully manage our growth.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS

  Proprietary rights are important to our success and our competitive position. We have applied for several trademarks, of which only one has been issued to date. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We currently have two pending trademark applications. Generally, our domain names for our vertical trade communities are not protectable as trademarks because they are too generic. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel.

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

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH WE MAY NOT BE ABLE TO KEEP UP WITH IN A COST-EFFECTIVE WAY

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

THE INTERESTS OF OUR CONTROLLING SHAREHOLDERS MAY CONFLICT WITH OUR INTERESTS AND THE INTERESTS OF OUR OTHER SHAREHOLDERS

  As a result of its stock ownership and board representation, Internet Capital Group, LLC is in a position to affect significantly our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our public shareholders. At June 30, 1999, Internet Capital Group owns 6,147,505 shares, or 36.3%, of common stock. Internet Capital Group also owns warrants to purchase 119,656 shares of common stock. Two representatives of Internet Capital Group remain on our board of directors.

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

  The holders of 10,047,346 shares of common stock and warrants to purchase 197,604 shares of common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a registration statement to register all shares of common stock under our stock option and employee stock purchase plans. That registration statement was effective on February 10, 1999 and shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

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

  Factors that could cause such volatility may include, among other things:

*  actual or anticipated variations in quarterly operating results;

*  announcements of technological innovations;

*  new sales formats or new products or services;

*  changes in financial estimates by securities analysts;

*  conditions or trends in the Internet industry;

*  changes in the market valuations of other Internet companies;

* announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

*  capital commitments;

*  additions or departures of key personnel; and

*  sales of common stock.

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

   As of June 30, 1999, our investments consisted of $15.9 million that were cash equivalents, $12.5 million having a maturity of less than one year, and $14.4 million that had a maturity of greater than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the quarter ended June 30, 1999 would have decreased by less than $119,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend largely on the gross amount of the Company's investments.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 3 to the Consolidated Financial Statements.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

CHANGE IN SECURITIES

During the quarter, the Company issued the following shares of its common stock:

        * On June 14, 1999, 44,997 shares were issued pursuant to the acquisition of Techspex, in exchange for the outstanding capital stock of Techspex held by 5 shareholders;
        * On June 9, 1999, 2,921 shares were issued to the owner of Oillink, in exchange for the assets and liabilities assumed; and
        * On June 29, 1999, 10,563 shares were issued to the owner of ElectricNet, in exchange for the assets and

The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and that he, she, or it was afforded an opportunity to review all publically filed documents and to ask questions, and receive answers from, officers of the Company.

USE OF PROCEEDS

  On February 10, 1999, the Company's Registration Statement on Form S-1 covering the Offering of 4,025,000 shares of the Company's Common Stock, Commission file number 333-68053 was declared effective.

  The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $58,287,314. From the effective date of the Registration Statement to June 30, 1999, the net proceeds have been used for the following purposes:


        Construction of plant, building and facilities        $         -
        Purchase and installation of machinery
         and equipment                                                  -
        Purchase of real estate                                         -
        Acquisition of other business (including
         transaction costs)                                     1,532,500
        Repayment of indebtedness                                       -
        Working capital                                         9,662,882
        Temporary investments, including cash
         and cash equivalents                                  20,235,068
        Other purposes (for which at least $100,000
         has been used),including:
         Investments, including debt instruments
         of the United States Government and its
         agencies and in high quality corporate
         issuers                                               28,856,864
                                                              -----------
                                                              $58,287,314

  All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were none.

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

  EXHIBIT
  NUMBER                                             DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
        3.1  Amended and Restated Articles of Incorporation (1)
        3.2  Amended and Restated Bylaws (1)
       10.1  Amended and Restated 1996 Equity Compensation Plan*(2)
       10.2  Employment Agreement with Mark L. Walsh (1) (2)
       10.3  Employment Agreement with Barry E. Wynkoop (1) (2)
       10.4  Share Purchase Agreement dated September 1, 1998, between Boulder Interactive Technology
             Services Co. and VerticalNet, Inc. (1)
       10.5  Agreement and Plan of Merger dated September 30, 1998, among VerticalNet, Inc.,
             Informatrix Acquisition Corp., Informatrix Worldwide, Inc. and the Stockholders of
             Informatrix Worldwide, Inc. (1)

       10.6  Sponsorship Agreement dated June 30, 1998, between Excite!, Inc. and VerticalNet, Inc.
             (1)(3)
       10.7  Internet Services Agreement dated as of January 19, 1999 by and between Compaq Computer
             Corporation and VerticalNet, Inc. (1)
       10.8  Asset Purchase Agreement dated January 13, 1999 by and among VerticalNet, Inc., Coastal
             Video Communications Corp., Paul V. Michels and Philip P. Price (1)
       10.9  Common Stock Purchase Warrant to purchase 20,513 shares of Common Stock dated November 25,
             1998 issued to Progress Capital, Inc. (1)
      10.10  Form of Common Stock Purchase Warrant dated November 25, 1998 issued in connection with the Convertible Note (1)
      10.11  Form of Convertible Note dated November 25, 1998 (1)
      10.12  Series A Preferred Stock Purchase Agreement dated as of September 12, 1996 between
             Internet Capital Group, L.L.C. and Water Online, Inc. (1)
      10.13  Series D Investor Rights Agreement dated as of May 8, 1998 by and among VerticalNet, Inc.*
      10.14  Registration Rights Agreement dated as of November 25, 1998 between the Company and the
             Convertible Note Holders (1)
      10.15  Agreement of Lease between Liberty Property Limited Partnership and VerticalNet, Inc.*
      10.16  Agreement and Plan of Merger dated June 14, 1999 among the Company, TSX Acquisition Corp.,
             Techspex and the stockholders of Techspex (4)
         21  Subsidiaries (1)
        27*  Financial Data Schedule


*   Filed herewith.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998 amended and incorporated herein by reference.
(2) Compensatory plans and arrangements for executives and others.
(3) Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Act.
(4) Filed as an exhibit to the Registrant's report on Form 8-K dated June 29, 1999.

        (b)    Reports on Form 8-K

  On June 29, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Techspex, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 3, 1999                 VerticalNet, Inc.
                                        (Registrant)


                                        /s/  Mark L. Walsh
                                      ----------------------------------------
                                        Mark L. Walsh
                                        President and Chief Executive Officer


                                        /s/  Gene S. Godick
                                      ----------------------------------------
                                        Gene S. Godick
                                        Chief Financial Officer