Form 10-Q
period 1999-09-30
VERTICALNET INC
filed 1999-11-04
CIK 1043946

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                       Commission File Number: 000-25269

                               VerticalNet, Inc.

            (Exact name of registrant as specified in its charter.)


          Pennsylvania                                 23-2815834
 ---------------------------------      ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)



                               700 Dresher Road
                               Horsham, PA 19044
                   ----------------------------------------
                   (Address of principal executive offices)


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

YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                CLASS                      OUTSTANDING AT SEPTEMBER 30, 1999
   --------------------------------       -----------------------------------
    Common Stock, $0.01 par value                      35,605,634

                               VERTICALNET, INC.

                                   FORM 10-Q
       (For Three Months Ended and Nine Months Ended September 30, 1999)

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
Part I
   Item 1.    Consolidated Financial Statements...................................................................        3
   Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of
              Operations..........................................................................................       12
   Item 3.    Quantitative And Qualitative Disclosure About Market Risk...........................................       29

Part II
   Item 1.    Legal Proceedings...................................................................................       30
   Item 2.    Change in Securities And Use Of Proceeds............................................................       30
   Item 4.    Submission of Matters to a Vote of Security Holders.................................................       31
   Item 6.    Exhibits And Reports On Form 8-K....................................................................       31

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                              VERTICAL NET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,            December 31,
                                                                                          1999                   1998
                                                                                          ----                   ----
                                                                                      (Unaudited)              (Audited)
                                     Assets
Current assets:
    Cash and cash equivalents                                                       $   91,710,094           $     5,662,849
    Short-term investments                                                              21,798,570                         -
    Accounts receivable, net of allowance for doubtful accounts of
        $261,000 in 1999 and $61,037 in 1998                                             7,869,431                 1,794,728
    Prepaid expenses and other assets                                                    3,098,877                   747,951
                                                                                    --------------           ---------------
        Total current assets                                                           124,476,972                 8,205,528
                                                                                    --------------           ---------------
Cash - restricted                                                                        1,220,261                         -
Property and equipment, net                                                              4,582,704                 1,072,063
Goodwill and other intangibles, net of accumulated amortization of
    $2,985,670 in 1999 and $282,990 in 1998                                             44,893,082                 2,451,991
Long-term investments                                                                   14,842,817                         -
Other assets                                                                             4,075,308                   613,393
                                                                                    --------------           ---------------
        Total assets                                                                $  194,091,144           $    12,342,975
                                                                                    ==============           ===============

               Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Current portion of long-term debt                                               $    1,356,514           $       288,016
    Line of credit                                                                               -                 2,000,000
    Accounts payable                                                                     3,839,901                 1,220,562
    Accrued expenses                                                                     4,502,832                 1,582,038
    Deferred revenues                                                                    7,427,282                 2,176,585
                                                                                    --------------           ---------------
        Total current liabilities                                                       17,126,529                 7,267,201
                                                                                    --------------           ---------------
Long-term debt, net of current portion                                                   1,738,866                   351,924
                                                                                    --------------           ---------------
Convertible notes                                                                      100,000,000                 5,000,000
                                                                                    ==============           ===============

Commitments and contingencies (Note 3)

Shareholders' Equity (Deficit):
    Preferred stock $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding in 1999 and 7,805,667
        shares issued and outstanding in 1998                                                    -                    78,057
    Common stock $.01 par value, 90,000,000 shares authorized,
        35,605,634 issued in 1999 and 5,268,758 shares issued in 1998                      356,056                    52,687
    Additional paid-in capital                                                         133,366,183                19,540,025
    Deferred compensation                                                                 (724,866)                 (594,033)
    Accumulated comprehensive loss                                                        (130,471)                        -
    Accumulated deficit                                                                (57,489,166)              (19,292,886)
                                                                                    --------------           ---------------
                                                                                        75,377,736                  (216,150)
    Treasury stock at cost, 396,726 shares in 1999 and 322,578 shares in 1998             (151,987)                  (60,000)
                                                                                    --------------           ---------------
        Total shareholders' equity (deficit)                                            75,225,749                  (276,150)
                                                                                    --------------           ---------------
        Total liabilities and shareholders' equity (deficit)                        $  194,091,144           $    12,342,975
                                                                                    ==============           ===============

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS.
                                  (Unaudited)

                                                               Three months ended                  Nine months ended
                                                               ------------------                  -----------------
                                                                   September 30,                     September 30,
                                                                   -------------                     -------------
                                                            1999               1998                1999               1998
                                                       --------------     --------------      --------------     --------------
                                                       $    5,182,495     $      897,006      $   10,667,454     $    1,861,799
Revenues                                               --------------     --------------      --------------     --------------

Costs and Expenses:
Editorial and operational                                   2,553,646            975,908           5,438,402          2,100,885
Product development                                         2,225,431            219,557           4,920,135            797,815
Sales and marketing                                         7,923,721          1,791,004          17,100,528          4,405,407
General and administrative                                  3,083,844          1,261,817           6,433,915          2,803,710
Amortization of goodwill                                    2,092,210            103,565           2,702,679            103,565
In-process research and development charge (Note 5)        13,600,000                  -          13,600,000                  -
                                                       --------------     --------------      --------------     --------------
Operating loss                                            (26,296,357)        (3,454,845)        (39,528,205)        (8,349,583)

Interest, net                                                 469,546             76,809           1,331,925             15,166
                                                       --------------     --------------      --------------     --------------
Net loss                                               $  (25,826,811)    $   (3,378,036)     $  (38,196,280)    $   (8,334,417)
                                                       ==============     ==============      ==============     ==============
Basic and diluted net loss per share                   $        (0.75)    $        (0.65)     $        (1.29)    $        (1.63)
                                                       ==============     ==============      ==============     ==============
Weighted average shares used in
    basic and diluted  per-share calculation               34,621,414          5,168,692          29,596,145          5,101,238
                                                       ==============     ==============      ==============     ==============

        See accompanying notes to consolidated financial statements

                               VERTICALNET, INC.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     Nine months ended September 30, 1999

                                                                                                     Additional
                                                  Preferred Stock              Common Stock           Paid-In          Deferred
                                                Shares        Amount        Shares       Amount       Capital        Compensation
                                                ------        ------        ------       ------       -------        ------------
Balance, January 1, 1999                          7,805,667    $ 78,057       5,268,758   $ 52,687     $ 19,540,025     $(594,033)
Conversion to common stock                       (7,805,667)    (78,057)     19,469,692    194,698         (116,641)            -
Sale of common stock in
   initial public offering                                -           -       8,050,000     80,500       58,206,814             -
Notes converted to common stock                           -           -         625,000      6,250        4,993,750             -
Exercise of options                                       -           -         765,955      7,659          593,043             -
Shares issued through employee
   stock purchase plan                                    -           -          71,561        715          571,783             -
Shares issued as consideration for acquisitions           -           -       1,280,520     12,805       49,048,089             -
Exercise of warrants                                      -           -          74,148        742           91,245             -
Unearned compensation                                     -           -               -          -          438,075      (494,855)
Amortization of unearned compensation                     -           -               -          -                -       364,022
Unrealized loss                                           -           -               -          -                -             -
Net loss                                                  -           -               -          -                -             -
                                                -----------    --------      ----------   --------     ------------     ---------
Balance, September 30, 1999                               -    $      -      35,605,634   $356,056     $133,366,183     $(724,866)
                                                ===========    ========      ==========   ========     ============     =========

                                                    Other                                               Total
                                                 Comprehensive     Accumulated       Treasury       Shareholders'
                                                     Loss            Deficit           Stock       Equity (Deficit)
                                                     ----            -------           -----       ----------------
Balance, January 1, 1999                        $       -           $(19,292,886)     $ (60,000)     $   (276,150)
Conversion to common stock                              -                      -              -                 -
Sale of common stock in                                                                                         -
   initial public offering                              -                      -              -        58,287,314
Notes converted to common stock                         -                      -              -         5,000,000
Exercise of options                                     -                      -              -           600,702
Shares issued through employee
   stock purchase plan                                  -                      -              -           572,498
Shares issued as consideration for acquisitions         -                      -              -        49,060,894
Exercise of warrants                                    -                      -        (91,987)                -
Unearned compensation                                   -                      -              -           (56,780)
Amortization of unearned compensation                   -                      -              -           364,022
Unrealized loss                                  (130,471)                     -              -          (130,471)
Net loss                                                -            (38,196,280)             -       (38,196,280)
                                                ---------           ------------      ---------      ------------
Balance, September 30, 1999                     $(130,471)          $(57,489,166)     $(151,987)     $ 75,225,749
                                                =========           ============      =========      ============

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                              September 30,
                                                                                              ------------
                                                                                        1999                    1998
                                                                                  -------------             -----------
Cashflows from operating activities:
    Net loss                                                                      $ (38,196,280)            $(8,334,417)
                                                                                  -------------             -----------
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, amortization and other noncash charges                          3,827,806                 411,712
        Loss on disposal of assets                                                       30,912                       -
        In-process research and development charge                                   13,600,000                       -
        Change in assets, net of effect of acquisitions:
          Accounts receivable                                                        (5,338,351)               (332,010)
          Prepaid expenses and other assets                                          (1,160,095)               (459,021)
        Change in liabilities, net of effect of acquisitions:
          Accounts payable                                                            1,813,225                 570,941
          Accrued expenses                                                            1,729,115                 878,354
          Deferred revenues                                                           4,742,688                 579,915
                                                                                  -------------             -----------
Net cash used in operating activities                                               (18,950,980)             (6,684,526)
                                                                                  -------------             -----------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                               (7,219,043)             (1,858,389)
    Proceeds from sale and redemption of investments                                 68,554,951                       -
    Restricted cash                                                                  (1,220,261)                      -
    Purchase of investments                                                        (105,361,827)                      -
    Loan to Informatrix prior to acquisition                                                  -                (550,914)
    Bridge financing  to Isadra prior to acquisition                                   (965,319)                      -
    Loan receivable                                                                           -                  (4,086)
    Capital expenditures                                                             (1,556,696)               (399,038)
                                                                                  -------------             -----------
Net cash used investing activities                                                  (47,768,195)             (2,812,427)
Cash flow from financing activities:                                              -------------             -----------
    Loans from ICG                                                                            -               1,550,000
    Repayment of line of credit                                                      (2,000,000)             (2,500,000)
    Repayment of loans from related parties                                                   -                (100,000)
    Net proceeds from convertible debt issuance                                      96,250,000                       -
    Principal payments on obligations under capital leases                             (512,825)               (122,909)
    Repayment of long-term debt                                                        (603,260)                (32,852)
    Net proceeds from issuance of preferred stock                                             -              13,741,962
    Net proceeds from issuance of common stock in initial public  offering           58,459,305                       -
    Proceeds from exercise of stock options and employee stock purchase plan          1,173,200                       -
                                                                                  -------------             -----------
Net cash provided by financing activities                                           152,766,420              12,536,201
                                                                                  -------------             -----------

Net increase in cash                                                                 86,047,245               3,039,248
Cash and cash equivalents--beginning of period                                        5,662,849                 754,716
                                                                                  -------------             -----------
Cash and cash equivalents--end of period                                          $  91,710,094             $ 3,793,964
                                                                                  =============             ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $     260,771             $    57,079
Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                       $   2,517,332             $   353,479
    Issuance of common stock as consideration for private placement fees          $           -             $   150,000
    Liabilities assumed in conjunction with acquisitions                          $   3,109,062             $   274,903
    Issuance of common stock as consideration for acquisitions                    $  49,060,894             $   153,000
    Notes converted to common stock                                               $   5,000,000             $         -
    Loans converted to preferred stock                                            $           -             $ 1,550,000
    Warrant exercises                                                             $      91,987             $         -
    Financing agreement for directors and officers liability insurance            $     333,308             $         -

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Company and Basis of Presentation


Description of Company

  VerticalNet, Inc. ("VerticalNet" or the "Company") is an owner and operator of vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as online professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and as of September 30, 1999 operates 51 vertical trade communities in ten major industry groups: environmental; advanced technologies; service; communications; process; science; healthcare; manufacturing and metals, food & packaging and food service/hospitality.

  On February 17, 1999, the Company completed its initial public offering (the "IPO") of 8,050,000 shares of its common stock at $8.00 per share (on a post-split basis). Net proceeds to the Company aggregated approximately $58.3 million (net of underwriters' commission and offering expenses of $6.1 million). As of the closing date of the offering, all of the convertible preferred stock outstanding was converted into 19,469,692 shares of common stock. In addition, the Company's $5.0 million convertible notes were converted into 625,000 shares of common stock.

  On September 27, 1999, we completed the sale of $100.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $96.3 million. Additionally, on October 12, 1999, the over-allotment option on the convertible debt offering was exercised in full, resulting in additional convertible debt of $15.0 million and net proceeds of $14.6 million to the Company. The debentures have a maturity date of September 27, 2004 and semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $40 per share, subject to adjustment under certain circumstances. The debentures are subject to provisional redemption by the Company at any time prior to September 27, 2002. The Company has agreed to file with the SEC within 150 days after the initial issuance of the debentures. As of November 1, 1999, the Company has not filed a registration statement registering the debentures and the underling common stock.

  The Company currently generates substantially all of its revenue from Internet advertising including the development of "storefronts" (Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites). The advertising contracts generally do not extend beyond one year. Advertising revenues are recognized ratably over the period of the advertising contract. Revenues from educational courses are recognized in the period in which the course is completed and revenues from the sale of books are recognized in the period in which the books are shipped. Auction revenues related to transaction fees are recognized at the time that the auction is successfully concluded. All e-commerce revenues, whether a transaction fee, a percentage of sale fee or a minimum guaranteed fee, are recognized when earned. Approximately $2.5 million at September 30, 1999 and $1.0 million at December 31, 1998, included in the accounts receivable balance, is unbilled due to customer payment terms.

  The accompanying unaudited consolidated statements of the Company for the three and nine months ended September 30, 1999 and September 30, 1998, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and nine months ended September 30, 1999 and September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

  On July 21, 1999, the Board of Directors of the Company approved a two-for-one stock split of the Company's common stock. Shares resulting from the split were distributed on or about August 20, 1999 to shareholders of record at the close of business on August 9, 1999. All references in this Form 10-Q to shares, share prices and per share amounts have been adjusted retroactively for the split.

Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common equivalent shares for the convertible subordinated debentures were excluded from the calculation since their effect was anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

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

  The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations:


                                                             Three months ended September 30,     Nine months ended September 30,
                                                             --------------------------------     -------------------------------
                                                                  1999             1998                1999            1998
                                                                  ----             ----                ----            ----
Weighted-average shares outstanding basic and diluted             34,621,414        5,168,692         29,596,145       5,101,238
   Effect of convertible preferred stock                                  --       19,469,690          2,852,700      15,003,122
                                                                  ----------       ----------         ----------      ----------
Weighted-average shares outstanding pro forma                     34,621,414       24,638,382         32,448,845      20,104,360
                                                                  ==========       ==========         ==========      ==========

The following table sets forth the computation of net loss per share:

                                                             Three months ended             Nine months ended
                                                             ------------------             -----------------
                                                                September 30,                  September 30,
                                                                -------------                  -------------
Basic and diluted net loss per share                           1999           1998            1999           1998
                                                               ----           ----            ----           ----
Numerator: Net loss....................................      $ (25,826,811)  $ (3,378,036)  $ (38,196,280)  $ (8,334,417)
Denominator:
  Weighted-average shares outstanding basic and diluted         34,621,414      5,168,692      29,596,145      5,101,238
Basic and diluted net loss per share...................      $       (0.75)  $      (0.65)  $       (1.29)  $      (1.63)
                                                             =============   ============   =============   ============
Pro forma net loss per share
Numerator: Net loss....................................      $ (25,826,811)  $ (3,378,036)  $ (38,196,280)  $ (8,334,417)
Denominator:
d  Weighted-average shares outstanding basic and diluted         34,621,414     24,638,382      32,448,845     20,104,360
Basic and diluted net loss per share...................      $       (0.75)  $      (0.14)  $       (1.18)  $      (0.41)
                                                             =============   ============   =============   ============


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

   The Company holds an equity instrument of a privately held information technology company for business and strategic purposes. This investment is included in other long-term assets and is accounted for under the cost method since ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investee. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

(3) Commitments and Contingencies

  On January 19, 1999, the Company entered into a one-year agreement with Compaq Computer Corporation ("Compaq") and its Internet Web site known as AltaVista. The agreement provides for the Company and AltaVista to sponsor and promote 31 co-branded Web pages. The agreement requires the Company to pay Compaq $1.0 million over the term of the agreement based on the number of advertising impressions delivered. Such amount will be charged to expense as AltaVista provides the advertising impressions. As of September 30, 1999, no payments have been made by the Company. In addition, each company will provide the other with $300,000 in barter advertising during the term of the agreement. Both parties have satisfied their barter advertising obligation under this agreement.

  In August 1999, the Company entered into a one-year agreement with Lycos. The agreement provides for the Company and Lycos to sponsor and promote co-branded sites. The agreement requires the Company to pay Lycos $1.0 million over the term of the agreement based on agreed upon dates and impressions delivered. As of September 30, 1999, the Company has made a payment of $250,000 to Lycos. In addition, each company will provide the other with $1.0 million in barter advertising during the term of the agreement. Both parties have satisfied approximately one-half of their barter advertising obligation under this agreement.

  The Company has entered into non-cancelable obligations with several content service providers and Internet search engines. Under these agreements, exclusive of the AltaVista and Lycos agreements discussed above, the Company's commitments are as follows:

   1999..........................................................   $ 1,326,405
   2000..........................................................       560,500
   2001..........................................................       123,500
   2002..........................................................        50,000

  On April 21, 1999, the Company entered into a 10-year operating lease for its headquarters, which commenced in July 1999. The total obligation under the lease is approximately $9.0 million and is payable in monthly payments of $75,000. According to the terms of the lease agreement, the Company is required to maintain certificates of deposit for an agreed upon amount in an escrow account. The certificates of deposit with an aggregate balance of $1.2 million were issued in June 1999 and will mature in five equal installments of $244,052 on August 1, 2000 and the four subsequent years thereafter. The certificates of deposit are classified as a long-term asset included in restricted cash on the balance sheet.

  On July 16, 1999, the Company entered into a 3 year lease financing arrangement for office furniture. The total obligation under the capital lease is $1.0 million and is payable in monthly payments of approximately $34,000, which commenced in July 1999.

  The Company is a party to legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(4) Acquisitions

  In September 1998, the Company acquired all of the outstanding capital stock of Boulder Interactive Technology Services Company ("BITC") for $1.8 million in cash. BITC operates a vertical trade community for professionals in the radio frequency and wireless communications industry. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months.

  In September 1998, the Company acquired all of the outstanding capital stock of Informatrix Worldwide, Inc. ("Informatrix") for 92,308 shares of the Company's common stock valued at $153,000. Informatrix operates a vertical community in the property and casualty insurance industry that caters to risk managers, agents, brokers and other professionals in the insurance industry. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired of approximately $903,000 was recorded as goodwill and is being amortized over 36 months. The purchase agreement also provided for the Company to issue up to 23,076 additional shares of the Company's common stock to the Informatrix shareholders in the event that Informatrix achieved certain sales targets through December 1998. Through December 31, 1998, the former shareholders of Informatrix earned, and the Company recorded the issuance of, 7,476 shares of common stock which was valued at $32,000. The additional consideration was accounted for as additional goodwill.

  In January 1999, the Company acquired certain assets, including the safety online Web site, and assumed certain liabilities from Coastal Video Communications ("Coastal"). The Company paid $260,000 in cash, issued a $50,000 note, to be paid within 90 days of the closing of the purchase, and provided Coastal an advertising commitment on the Company's Web site valued at $160,000. As of September 30, 1999, the Company has paid the note to Coastal and has fulfilled approximately $80,000 of its advertising commitment to Coastal. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $550,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Safetyonline are not material to the Company's consolidated financial position or results of operations.

  In June 1999, the Company acquired certain assets, including the Oillink Web site, and assumed certain liabilities of a sole proprietor. The Company paid $225,000 in cash and issued 5,842 shares of its common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $504,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Oillink are not material to the Company's consolidated financial position or results of operations.

  In June 1999, the Company acquired certain assets, including the ElectricNet Web site, and assumed certain liabilities of a sole proprietor. The Company paid $975,000 in cash and issued 21,126 shares of its common stock valued at $825,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months. The results of operations from ElectricNet are not material to the Company's consolidated financial position or results of operations.

  On June 14, 1999, the Company acquired all of the outstanding capital stock of Techspex, Inc. ("Techspex") for $211,000 in cash and 89,994 shares of common stock valued at $3.0 million. Techspex was the owner and operator of a vertical trade community in the machine tools industry. The Web site acts as a comprehensive source of information, interaction and electronic commerce for the machine tool industry providing a searchable database of machine tools, dealers and tooling and accessory suppliers. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million was recorded as goodwill and is being amortized over 36 months.

  On July 29, 1999, the Company acquired all of the outstanding capital stock of LabX Technologies Inc. ("LabX") for $1.6 million in cash and 69,794 shares of common stock valued at $2.8 million. The common stock given as consideration was reduced by an illiquidy discount of 10% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. LabX was the owner and operator of an Internet trading community focused on the electronic commerce of scientific equipment on the Internet. LabX's Web site community allows participants to communicate their buying and selling requirements for laboratory equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $4.6 million, which has been allocated to a convenant not-to-compete, existing technology and goodwill of approximately $350,000, $500,000 and $3.7 million, respectively. The covenant not-to-compete is being amortized on a straight-line basis over 24 months, the term of the Agreement, while the existing technology and goodwill are being amortized on a straight-line basis over 36 months.

  On August 10, 1999, the Company acquired all of the outstanding capital stock of CertiSource Inc. ("CertiSource") for $476,000 in cash and 83,712 shares of common stock valued at $2.7 million. CertiSource provides registration services for technical and educational training courses, as well as related training products, consulting services and software. CertiSource also uses an Internet Web site to provide large corporations training management services including reporting and the coordination of private training events. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.4 million, which was allocated to a covenant not-to-compete, and goodwill of approximately $500,000 and $2.9 million, respectively. Both the covenant not-to-compete and goodwill are being amortized on a straight-line basis over 36 months.

  In August 1999, the Company acquired certain assets, including the Surface Finishing Web site, and assumed certain liabilities from Industry On Line, Inc. ("Industry On Line"). The Company paid $150,000 in cash and issued 6,976 shares of its common stock valued at approximately $300,000. The Company has also agreed to provide Industry On Line an advertising commitment on the Company's Web site valued at $140,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $604,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Industry On Line are not material to the Company's consolidated financial position or results of operations.

  On August 25, 1999, the Company acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million cash, 1,000,000 shares of common stock valued at $37.8 million and 40,763 options to purchase VerticalNet common stock valued at $1.5 million using the Black-Sholes model. The common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 20% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. Isadra has devleoped e-commerce software for vertical industries. In connection with this transaction, the Company agreed to lend up to $1.0 million prior to the closing of this transaction. As of the acquisition date, the Company had advanced Isadra $965,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill of approximately $13.6 million, $2.1 million, $500,000 and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached feasibility and has no alternative future uses. The existing technology and assembled work force are being amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months.

  The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, BITC, Informatrix, Techspex, LabX, CertiSource and Isadra as if the acquisitions occurred on January 1, 1998, after giving effect to certain adjustments including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, BITC, Informatrix, Techspex, LabX, CertiSource and Isadra constituted a single entity during such periods.

                                                                            Three months ended           Nine months ended
                                                                                September 30,               September 30,
                                                                                ------------                -------------
                                                                           1999           1998          1999            1998
                                                                           ----           ----          ----            ----
  Revenues...........................................................  $  5,396,960   $ 1,370,569   $ 11,738,776     $  3,320,503
  Net loss...........................................................   (28,898,762)   (7,836,077)   (52,908,405)     (21,989,809)
  Net loss per share.................................................         (0.82)        (1.22)         (1.73)           (3.46)


(5) In-Process Research And Development

    The write-off of in-process research and development related to the acquisition of Isadra (discussed in Note 4) totalled $13.6 million which was expensed as a one time non recurring charge. The allocation of $13.6 million represents the estimated fair value related to incomplete projects based on risk-adjusted cash flows. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Isadra was conducting development, engineering and testing activities associated with the completion of the following next generation technologies i) CatSmart Business ii) Business Publisher and iii) C2 Hub/Server. The projects under development, at the valuation date, were expected to address emerging market demands for B2B e-commerce.

    At the acquisition date, the technologies under development were between 70 and 80 percent complete, based on project man-months and costs. Isadra had spent approximately $3.0 million on the IPRD and expected to spend approximately
$1.0 million to complete the IPRD projects. Isadra anticipated that research and development related to these projects would be completed by early to mid 2000, after which time Isadra is expected to begin generating economic benefits from the value of the completed IPRD.

     In making its purchase price allocation, VerticalNet considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPRD were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed and the associated risks.

     Aggregate revenue attributable to the IPRD projects was estimated to peak, as a percentage of total revenue, in 2000 and decline thereafter through the end of the estimated life of the IPRD (2003) as new product technologies are expected to be introduced by Isadra. For the projects under development risk-adjusted discount rates of 50 percent were utilized to discount projected cash flows.

(6)  Comprehensive Income (Loss)

  The following presents a reconciliation of net loss to comprehensive loss for the three months ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998.


                                                   1999                   1998                    1999                  1998
                                                   ----                   ----                    ----                  ----
Net loss...................................     $(25,826,811)           $(3,378,036)           $(38,196,280)          $(8,334,417)
Other comprehensive loss:
    Unrealized gain (loss) on securities...            2,223                      -                (130,471)                    -
                                                ------------            -----------            ------------           -----------
Comprehensive loss.........................     $(25,824,588)           $(3,378,036)           $(38,326,751)          $(8,334,417)
                                                ============            ===========            ============           ===========


(7)  Subsequent Events

On October 13, 1999, the Company acquired 352,112 shares of Neoforma's ("Neoforma") Series E Preferred Stock at a cost of $2.0 million. The investment will be included in other long-term assets and will be accounted for under the cost method since its ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investee.

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

                                   OVERVIEW

  We currently own and operate 51 vertical trade communities on the Internet. Advertising revenues and Web site development fees contributed most of the revenues for the three and nine months ended September 30, 1999 and September 30, 1998.

  We sell storefront and banner advertising and event sponsorships on our vertical trade communities. The duration of a storefront advertisement is typically for a period of one year, while banner advertisements are typically for a period of three months. All advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the collection is reasonably assured. As of September 30, 1999, we had approximately $7.4 million of deferred revenue. We also generate revenues from career services, auctions, education and electronic commerce.

  We offer for sale to our visitors: books, software and other goods offered by third party Web sites. Additionally, we offer auction sites with goods posted by inventory-liquidators. We receive a portion of the revenue from the products sold on our e-commerce center storefronts and our auction sites

We plan to expand our e-commerce capability to include:

   .  selling goods and services promoted on our advertisers' storefronts;

   .  auctions;

   .  electronic marketplaces;

   .  exchanges; and

   .  selling goods and services from our proprietary virtual store.


  We receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment. This type of revenue sharing or commission sharing relationship is typical of e-commerce transactions and relationships on the Internet.

  We incurred net losses of approximately $25.8 million for the three months ended September 30, 1999, $38.2 million for the nine months ended September 30, 1999, $13.6 million for the year ended December 31, 1998, $4.8 million for the year ended December 31, 1997 and $709,000 for the year ended December 31, 1996. At September 30, 1999 we had an accumulated deficit of $57.5 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of the significant infrastructure and other costs incurred for the development and initial rollout of our vertical trade communities. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues, it may not be sustained.

                             RESULTS OF OPERATIONS

 Three Months Ended September 30, 1999 and September 30, 1998

  Revenues. Revenues increased from $897,000 for the three months ended September 30, 1998 to $5.2 million for the three months ended September 30, 1999. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 409 as of September 30, 1998 to 2,676 as of September 30, 1999 (ii) the number of vertical trade communities from 29 as of September 30, 1998 to 51 as of September 30, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the periods ended September 30, 1998 and September 30, 1999. Barter transactions, in which the Company received advertising or other services in exchange for advertising on its Web sites accounted for approximately 21% of total revenues for the three months ended September 30, 1999 and 39% for the three months ended September 30, 1998. At September 30, 1999, we had deferred revenues of $7.4 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

  Editorial and Operational Expenses. Editorial and operational expenses consist primarily of Internet Connection charges, cost of acquired content, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. These expenses increased from $976,000 for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. For these periods, expenses increased by $1.1 million for salaries and benefits of operating and editorial personnel and $524,000 for depreciation, Internet connection charges, acquired content, product costs and other related operating costs. The increases were primarily related to the increased number of personnel and amount of equipment required to maintain and operate our increased number of vertical trade communities.

  Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related equipment. These costs increased from $220,000 for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999. For these periods, expenses increased by $1.3 million for salaries and benefit costs and by $680,000 for consulting and computer supplies. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of vertical trade communities. To date, we have charged to expense all the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including costs of attending trade shows. These expenses increased from $1.8 million for the three months ended September 30, 1998 to $7.9 million for the three months ended September 30, 1999. For these periods, expenses increased by $1.6 million for advertising, $2.5 million for salaries, commissions and benefits, and $2.0 million for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

  General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business development personnel, as well as support services and professional service fees. These expenses increased from $1.4 million for the three months ended September 30, 1998 to $5.2 million for the three months ended September 30, 1999 (including goodwill amortization of $104,000 and $2.1 million, respectively). For these periods, expenses increased by $220,000 for general and administrative personnel, $2.1 million for depreciation and goodwill amortization, $391,000 for professional fees, $384,000 for facility costs and $705,000 for other general and administrative costs The increase was primarily due to increases in the number of personnel to support and grow our business. We expect these expenses to grow as additional personnel are hired and additional expenses are incurred. These expenses relate to growing our business and operating as a public company.

  In-Process Research and Development Expense. A one time non recurring charge of $13.6 million for in-process research and development was expensed in August 1999. The in-process research and development written-off relates to the acquisition of Isadra.

  Interest, Net. Interest income for the three months ended September 30, 1999, net of expense of $109,000, includes income from cash and cash equivalents and from investments and expenses related to our financing obligations. Interest income net of interest expense increased from $77,000 for the three months ended September 30, 1998 to $470,000 for the three months ended September 30, 1999. The increase was primarily due to a higher investment balance as a result of the initial public offering and the convertible debt offering. Currently, we invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.



 Nine Months Ended September 30, 1999 and September 30, 1998

  Revenues. Revenues increased from $1.9 million for the nine months ended September 30, 1998 to $10.7 million for the nine months ended September 30, 1999. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 409 as of September 30, 1998 to 2,676 as of September 30, 1999 (ii) the number of vertical trade communities from 29 as of September 30, 1998 to 51 as of September 30, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the periods ended September 30, 1998 and September 30, 1999.
Barter transactions, in which the Company received advertising or other services in exchange for advertising on its Web sites accounted for approximately 23% of total revenues for the nine months ended September 30, 1999 and 19% for the nine months ended September 30, 1998. At September 30, 1999, we had deferred revenues of $7.4 million. We expect that advertising revenue will continue to account for a substantial share of revenues for the foreseeable future.

  Editorial and Operational Expenses. These expenses increased from $2.1 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. For these periods, expenses increased by $2.6 million for salaries and benefits of operating and editorial personnel and $700,000 for depreciation, Internet connection charges, acquired content, product costs and other related operating costs. The increases were primarily related to the increased number of personnel and amount of equipment required to maintain and operate our increased number of vertical trade communities.

  Product Development Expenses. These costs increased from $798,000 for the nine months ended September 30, 1998 to $4.9 million for the nine months ended September 30, 1999. For these periods, expenses increased by $2.7 million for salaries and benefit costs and by $1.4 million for consulting and equipment costs. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of vertical trade communities. To date, we have charged to expense all the product development costs when such costs have been incurred. We believe that continued investment in product development is critical to attaining our goals, and therefore expect product development expenses to increase significantly.

  Sales and Marketing Expenses. These expenses increased from $4.4 million for the nine months ended September 30, 1998 to $17.1 million for the nine months ended September 30, 1999. For these periods, expenses increased by $5.2 million for advertising, $5.2 million for salaries, commissions and benefits, and $2.3 million for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales/marketing personnel.

  General and Administrative Expenses. These expenses increased from $2.9 million for the nine months ended September 30, 1998 to $9.1 million for the nine months ended September 30, 1999 (including goodwill amortization of $104,000 and $2.7 million, respectively). For these periods, expenses increased by $531,000 for general and administrative personnel, $2.7 million for depreciation and goodwill amortization, $769,000 for professional fees, $1.0 million for facility costs and $1.2 million for other general and administrative costs. The increase was due primarily to increases in the number of personnel to support and grow our business. We expect these expenses to grow as additional personnel are hired and additional expenses are incurred. These expenses related to growing our business and operating as a public company.

  In-Process Research and Development Expense. A one time non recurring charge of $13.6 million for in-process research and development was expensed in August 1999. The in-process research and development written-off relates to the acquisition of Isadra.

  Interest, Net. Interest income for the nine months ended
September 30, 1999, net of expense of $284,000, includes income from cash and cash equivalents and from investments and expenses related to our financing obligations. Interest income net of interest expense increased from $15,000 for the nine months ended September 30, 1998 to $1.3 million for the nine months ended September 30, 1999. The increase was primarily due to a higher investment balance as a result of the initial public offering and convertible debt offering. Currently, we invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.




 LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1999, our primary source of liquidity consisted of cash and highly liquid, high quality debt instruments. Our intent is to make such funds, of which the majority have maturities of less than one year, readily available for operating purposes. At September 30, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $127.4 million compared to $5.7 million at December 31, 1998.

  On February 17, 1999, we completed our initial public offering of 8,050,000 shares of common stock, resulting in the net proceeds of $58.3 million.

  On September 27, 1999, we completed the sale of $100.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $96.3 million. Additionally, on October 12, 1999, the over-allotment option on the convertible debt offering was exercised in full, resulting in additional convertible debt of $15.0 million and net proceeds of $14.6 million to the Company. The debentures have a maturity date of September 27, 2004 and semi-annual interest payments due on March 27 and September 27 of each year beginning
March 27, 2000.   The debentures are convertible into shares of the Company's common stock at an initial conversion price of $40 per share, subject to adjustment under certain circumstances. The debentures are subject to provisional redemption by the Company at any time prior to September 27, 2002. The Company has agreed to file with the SEC within 150 days after the initial issuance of the debentures.

As of November 1, 1999, the Company has not filed a registration statement registering the debentures and the underling common stock.

   We have several capital leases with various financial institutions for computer and communications equipment used in our operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for our directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20% and we are required to make total monthly payments of approximately $144,000 under the terms of these agreements.

   For the nine months ended September 30, 1999, cash used in operating activities was $19.0 million. Cash used in operating activities consisted mostly of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses and accounts payable.

   Net cash used in investing activities was $47.8 million for the nine months ended September 30, 1999. Our investing activities included the purchase of marketable securities for $36.8 million (net of sales maturities), capital expenditures of $1.6 million, cash used in acquisitions of $7.2 million and bridge financing to Isadra of $965,000.

   For the nine months ended September 30, 1999, cash provided by financing activities of $152.8 million was primarily due to our initial public offering and debt offering which raised net proceeds of $58.5 million and $96.3 million, respectively, and the exercise of stock options. These amounts were partially offset by the repayment of the $2.0 million line of credit that was outstanding as of December 31, 1998 and principal payments on capital lease obligations and other term debt.


Acquisitions

  We have pursued a strategy of growth by acquiring businesses and assets that complement our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) broadens the scope of services we offer, (2) enhances our presence in existing or new markets, (3) offers technology that would allow us to better serve our clients, and (4) offers the opportunity to enhance revenues, especially in our e-commerce initiatives. Since our initial public offering we have consummated 10 acquisitions.

  RF Globalnet. In September 1998, we acquired all of the outstanding capital stock of RF Globalnet for $1.8 million in cash. RF Globalnet is a vertical trade community serving the RF and microwave engineering industry.

  Informatrix. Also in September 1998, we acquired all of the outstanding capital stock of Informatrix Worldwide, Inc. for 92,308 shares of our common stock valued at $153,000. Under the purchase agreement, former Informatrix shareholders earned an additional 4,400 shares of common stock because Informatrix achieved sales targets September 30, 1998. In addition, for the three months ended December 31, 1998, the Informatrix shareholders earned an additional 3,076 shares of common stock. The fair value of these additional shares issued is $32,000. Informatrix operates a vertical trade community in the property and casualty insurance industry that caters to risk managers, agents, brokers and other professionals in the insurance industry.

  Safety Online. In January 1999, we purchased the online business operated as "safety online" from Coastal Video Communication Corp. for $260,000 in cash and a $50,000 note, which was payable without interest on April 13, 1999. We also provided Coastal with an advertising commitment on our Web site, which was subsequently valued at $160,000. The results of operations from Safety Online are not material to our consolidated financial position or results of operations. Safety Online is a vertical trade community serving professionals in the Occupational Health and Safety industry.

  Oillink. In June 1999, we acquired certain assets, including the Oillink Web site, and assumed certain liabilities of a sole proprietor. We paid $225,000 in cash and issued 5,842 shares of our common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $504,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Oillink are not material to our consolidated financial position or results of operations. Oillink is a vertical trade community for professionals in the global oil and gas community, offering industry news and information and a number of online services.

  ElectricNet. In June 1999, we acquired certain assets, including the ElectricNet Web site, and assumed certain liabilities of a sole proprietor. We paid $975,000 in cash and issued 21,126 shares of its common stock valued at $825,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months. The results of operations from ElectricNet are not material to our consolidated financial position or results of operations. ElectricNet is a leading destination for electrical power industry professionals, offering information for the power transmission and distribution industry.

  Techspex. In June 1999, we acquired all of the outstanding capital stock of Techspex, Inc. for approximately $311,000 in cash, including transaction costs, and 89,994 shares of common stock valued at $3.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million was recorded as goodwill and is being amortized over 36 months. Techspex is the owner and operator of a vertical trade community in the machine tools industry. The Web site acts as a comprehensive source of information, interaction and e-commerce for the machine tools industry providing a searchable database of machine tools, dealers and tooling and accessory suppliers.

  LabX. In July 1999, we acquired all of the outstanding capital stock of LabX Technologies Inc. for $1.8 million in cash, including transaction costs, and 69,794 shares of common stock valued at $2.8 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $4.6 million was allocated among existing technology, a covenant not-to-compete and goodwill and is being amortized over their respective lives. LabX is the owner and operator of a vertical trade community focused on e-commerce of scientific and laboratory equipment. The Web site allows participants to communicate their buying and selling requirements for laboratory equipment.

  CertiSource. In August 1999, we acquired CertiSource, Inc. for approximately $601,000 in cash, including transaction costs, and 83,712 shares of common stock valued at $2.7 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair market value of the net assets acquired of approximately $3.4 million was allocated to a covenant not-to-compete and goodwill and is being amortized over 36 months. CertiSource is a leading online reseller of professional training products, classes and services.

  Industry Online. In August 1999, we acquired Industry On Line Inc. We paid $150,000 in cash, issued 6,976 shares of common stock, and entered into an advertising contract with William Fields, the majority shareholder of Industry On Line, under which a business wholly-owned by Mr. Fields was granted $140,000 of advertising rights on our Web sites. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $604,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from metal finishing are not material to our consolidated financial position or results of operations. Industry On Line is the owner and operator of a vertical trade community in the metal finishing industry.

  Isadra. In August 1999, we acquired all of the outstanding capital stock of Isadra for $3.0 million cash (including transaction costs of $.6 million) and 1,000,000 shares of common stock valued at $37.8 million. Prior to closing this transaction, the Company agreed to lend $1 million to Isadra to finance its operations through closing. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $43.9 million was allocated among existing technology, in-process research and development assembled work force and goodwill, then being amortized over their respective lives. Isadra has developed e-commerce software for vertical industries.


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

  We have completed our Year 2000 compliance assessment plan. This plan includes assessing both our information and non-information technology as well as our internally developed production and operation systems. Based on this assessment, we believe that all non-information technology, all internally developed production and operations systems and all of our technology are Year 2000 compliant.

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

  Having completed a specific analysis of our Web-hosting facilities, all fuctionalities are in compliance with our Year 2000 compliance assessment plan. In the event that our Web-hosting facilities are not Year 2000 compliant, our Web sites would be unavailable and we would not be able to deliver services to our users.

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


FACTORS AFFECTING OUR BUSINESS CONDITION

  In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

We have limited operating history upon which you may evaluate us

  We launched our first vertical trade community in October 1995 and have a limited operating history. In addition, our revenue model is evolving, making an evaluation of our future prospects very difficult. Currently, our revenues are primarily generated from the sale of advertising on our vertical trade communities. In the future, we expect to generate revenue from multiple sources, including e-commerce and business services. We may not be able to sustain our current revenues or successfully generate e-commerce or business services revenue. If we do not generate such revenue, our business, financial condition and operating results will suffer.

We anticipate we will incur continued losses for the foreseeable future

  To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have incurred significant losses since inception. We reported a net loss of $38.2 million for the nine months ended September 30, 1999. We expect to continue to incur significant losses in the foreseeable future. As of September 30, 1999, our accumulated deficit was $57.5 million. As a result of our acquisitions, we expect amortization expense to increase in the foreseeable future. Our limited operating history makes predicting our future operating results, including operating expenses, difficult. Our revenues may not grow or may not even continue at their current level.

We expect our operating expenses to increase

  Some of our expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate by reducing expenses in a timely manner. In addition, we plan to significantly increase our operating expenses to:

  .  launch additional vertical trade communities;

  .  increase our internal sales and marketing operations;

  .  enhance our technologies;

  .  develop and deploy our e-commerce initiatives;

  .  enter into additional sponsorship agreements;

  .  broaden our customer support capabilities; and

  .  pursue marketing and distribution alliances.

  Expenses will also increase due to the potential impact of goodwill and other charges resulting from completed and future acquisitions.

  Leading Web sites, browser providers and other Internet distribution channels may also begin to charge us for providing access to our products and services. If any of these expenses are not accompanied by increased revenues, our business, financial condition and operating results would be harmed.


Fluctuations in our quarterly results may cause our stock price to decline

  We expect that our quarterly operating results will fluctuate significantly due to many factors, including:

  .  the seasonality of our revenues;

  . the uncertain adoption of the Internet as an e-commerce and advertising medium;

  .  dependence on development and adoption of the e-commerce market;

  .  the level of demand for our products and services;

  .  intense and increased competition;

  . our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

  .  our dependence on content providers;

  .  license fees payable to content providers;

  .  uncertain acceptance of our Internet content;

  .  management of our growth; and

  .  risks associated with recent and future acquisitions.

  Many of these factors are beyond our control.

  Due to the limited history of businesses relying on the Internet as an advertising and commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful, and that such comparisons may not be accurate.

indicators of future performance. Additionally, if our operating results in one or more quarters do not meet the securities analysts' or our shareholders' expectations, the price of our common stock may fall.


Marketing and distribution alliances may not generate the expected number of new customers or may be terminated

  We use marketing and distribution alliances with other Internet companies to create traffic on our vertical trade communities and consequently, to generate revenues. These marketing and distribution alliances allow us to link our vertical trade communities to search engines such as those offered by Lycos. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' Web sites. These arrangements may not generate the expected number of new customers. We also may be unable to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on our vertical trade communities could decrease or our advertising revenues derived from the sales of advertising on co-branded pages could decrease. In June 1999, as part of our overall reconsideration of our portal alliances, we terminated a three year Sponsorship Agreement with Excite, Inc. entered into on June 30, 1998.

  We are interested in entering into additional partnerships with search engine providers to increase traffic to our vertical trade communities, but we cannot assure you that we will be able to enter into any new partnerships. If we are unable to enter into new arrangements, the traffic on our vertical trade communities may not increase.


There is intense competition for the Internet products and services, advertising and sales of goods and services that we offer

  The market for Internet products and services, advertising and e-commerce is intensely competitive, evolving and subject to rapid technological change. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. We compete for a share of a customer's advertising budget with online services and traditional off-line media, such as print publications and trade associations. Although to date we believe there are no companies with a larger portfolio of vertical trade communities than ours, several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a stand alone or portfolio basis.

  Many of our competitors have greater brand recognition and greater financial, marketing and other resources than ours, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop Internet products or services that are superior to, or have greater market acceptance than, our solutions. If we are unable to compete successfully against our competitors, our business, financial condition and operating results may be negatively impacted.


Acquisitions may disrupt or otherwise have a negative impact on our business

  We have made, and plan to continue to make, significant investments in complementary Internet and non-Internet traditional companies, technologies and assets. Acquisitions are subject to the following risks:

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

  . our acquisitions may not result in any return on our investment and we may lose our entire investment and incur significant additional losses;

  . our share price could decline following the market's reaction to our acquisitions;

  .  our amortization expense will increase as a result of acquisitions; and

  . our interest deductions may be disallowed for federal income tax purposes.


We currently rely heavily on advertising revenues and if our advertising revenues decline, our business would suffer

  We currently rely on revenues generated from the sale of advertising on our vertical trade communities for a significant majority of our revenues. If we do not continue to develop advertising and other sources of revenues, our business may suffer. Our ability to increase our advertising revenues depends, among other things, on many factors, including:

  . advertisers' acceptance of the Internet as a legitimate advertising medium;

  . the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers; and

  .  the expansion of our sales force.

  Additionally, to some of our advertising customers, we provide extended payment terms over the customer's advertising contract. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted.

  We also have barter arrangements where we provide banner advertisements and storefronts to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the nine months ended September 30, 1999, approximately $2.4 million, or 22.9%, of our reported revenue was generated by barter advertising arrangements.

  Other factors could also affect our revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet, which would impair our business, financial condition and operating results.


The seasonality of our advertising revenues and usage causes our overall revenues to be seasonal

  Some of our revenue is seasonal, which causes our revenues to be lower in the second and third quarters of each calendar year. As a result, after the announcement of our results for the second and third quarters of each calendar year, our stock price may be lower than at other times of the year. We experience seasonality in our advertising revenue because advertising and media buying tends to be highest in the first and fourth quarters of each calendar year. We also experience seasonality in our traffic. User traffic on our vertical trade communities and the Web sites of our partners is lower during the summer and year-end vacation and holiday periods, when business usage of the Web and our services typically declines.


Changes in industry advertising rates could negatively impact our revenues

  Changes in industry pricing practices for advertising rates could negatively impact our revenues in the future. Currently, we base our storefront advertising rates on a variety of factors including the maturity of the particular vertical trade community, the number of storefronts, the amount of other advertising purchased and the length of the advertising contract. In the future, advertising rates may be based on different criteria matrices such as the number of sales inquiries generated or visitors sent from our vertical trade communities to advertisers' Web sites. These changes could negatively impact our revenues.


Our Internet content may not attract users with demographic characteristics valuable to our advertisers

  Our future success depends upon our ability to deliver compelling Internet content about various industries that will attract users with demographic characteristics valuable to our advertising customers. If we are unable to develop Internet content that attracts a loyal user base possessing demographic characteristics attractive to advertisers, it could impair our business, financial condition and operating results. In addition, we may be unable to anticipate or respond to rapidly changing buyer preferences to attract enough users to our vertical trade communities. Internet users can freely navigate and instantly switch among a large number of Web sites. Many of these Internet sites offer original content. It may therefore difficult for us to distinguish our content and attract users.

  We rely on third parties, such as trade publications and news wires, to provide some of the content for our vertical trade communities. It is critical to our business that we maintain and build our existing relationships with content providers. We may not be able to maintain relationships with the third parties we depend upon to provide the content for our vertical trade communities, which could result in decreased traffic on our vertical trade communities and decreased advertising revenue. Many of our agreements with content providers are for initial terms of one to two years. The content providers may choose not to renew the agreements or may terminate the agreements early if we do not fulfill our contractual obligations, including our payment obligations. If a significant number of content providers terminate our agreements with them, it could result in decreased traffic on our vertical trade communities and decreased advertising revenue. Because our agreements with certain of our content providers are nonexclusive, a competitor could offer content similar to or the same as ours.


The licensee fees we pay to content providers may increase

  If licensing fees to content providers increase, our business, financial condition and operating results may be negatively impacted. These license fees may increase as competition for such content increases. Our content providers may not enter into new agreements with us on similar terms as our current agreements.


If we do not develop the "VerticalNet" brand and our vertical trade community brands, our advertising revenues could decrease

  To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand as well as the brands associated with each individual vertical trade community (e.g. wateronline.com). If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers, which could result in decreasing advertising revenues. We believe that brand recognition will become more important in the future with the growing number of Internet sites. Our brand awareness could be diluted, which could impair our business, financial condition and operating results if users do not perceive our products and services to be of high quality.


We may not develop significant revenues from e-commerce, which could adversely affect our future growth

  For the nine months ended September 30, 1999, approximately 7% of our revenues were generated from e-commerce. If we do not generate increased revenue from e-commerce, our business, financial condition and operating results could be impaired. To generate significant e-commerce revenues, we will have to continue to build and acquire significant e-commerce capabilities.

  Recent acquisitions to enhance our e-commerce capabilities include Isadra, LabX and CertiSource. These acquisitions may not meet our expectations.


Our e-commerce capability depends on real-time accurate product information

  Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products, and to promptly update this information when it changes. We will not derive revenue from these products until this data is loaded in our system. Timely loading of these products in our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load this data in our product database, any of which could delay the actual loading of these products.

  In addition, we are generally obligated under our supplier agreements to load updated product data onto our database within a specified period of time following its delivery from the supplier. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may be less useful to our customers and users and may expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. This could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could reduce our revenues and therefore have a negative effect on our results of operations and financial condition.


If our suppliers do not provide timely and professional delivery of products to our customers, our business will be harmed

  We rely on our suppliers and manufactures to deliver products to our customers in a professional, safe and timely manner. If our suppliers do not deliver the products to our customers in a professional, safe and timely manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations, could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.


We may not be able to effect our growth strategy if we are not able to consummate future acquisitions

  We have been growing, and plan to continue to grow, our business by acquisitions. We may not be able to identify additional suitable acquisition candidates available for sale at reasonable prices or on reasonable terms. Even if we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business operation. If we are unable to consummate future acquisitions, our business, financial condition and operating results could be negatively impacted.


We are growing rapidly and effectively managing our growth may be difficult

  We have rapidly and significantly expanded our operations and expect to continue to do so both by adding new products, hiring new employees and acquiring new businesses. This growth has placed, and is expected to continue to place, a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we fail to successfully integrate our recent and future acquisitions, our business, financial condition and operating results could be negatively impacted.

  Many of our senior management have only recently joined us. Of our seven executive officers, two have worked for us less than one year. Our management may not be able to effectively or successfully manage our growth.


Our planned international expansion may make it more difficult to manage our business

  In June 1999, we entered into a co-branding agreement with Metropolis Transactive (Proprietary) Limited, a South African company creating online marketplaces focused on the African market. We expect to further expand in international markets. To do so, we plan to establish international operations, hire additional personnel and establish relationships with additional suppliers and strategic partners. This expansion will require significant management attention and financial resources and could have a negative effect on our business, revenues, financial condition and results of operations. We may not be able to create or sustain international demand for our Internet-based, e-commerce business model and services. Even if we are able to identify an appropriate international joint venture partner, we may not be able to negotiate the terms of the venture successfully, finance the venture or integrate the venture partner's business, products or technology into our existing business operation. In addition, our international business may be subject to a variety of risks, including government regulation, difficulties in collecting international accounts receivable, longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers, possible currency risks and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. These factors may have a negative effect on any future international sales and, consequently, on our business, results of operations and financial condition.

Risk of failure of our computer and communications hardware systems increases without back-up facilities.

  The performance of our computer and communications hardware systems is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our vertical trade communities to be unavailable to users may reduce the attractiveness of our vertical trade communities to advertisers and could impair our business, financial condition and operating results. We maintain most of our computer systems in two Web-hosting facilities in New Jersey. Although we may in the future, we do not currently have back-up or redundant facilities for our computer systems. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.


Capacity limits on our technology, transaction processing system and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use

  As traffic in our vertical trade communities continues to increase, we must expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to accurately project the rate of increase in our vertical trade communities. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our vertical trade communities. If we do not appropriately upgrade our systems and network hardware and software, our business, financial condition and operating results will suffer.

  Our recent acquisition of Isadra, including its agent-communication and agent-brokering architecture, may not be successfully integrated into our existing technology.


Our market is characterized by rapid technological change, which we may not be able to keep up with in a cost-effective way

  Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing vertical trade community technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our vertical trade communities, by developing new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based, e-commerce business model on a timely basis. Our success will depend, in part, on our ability to acquire or license leading technologies useful in our business, enhance our existing services and develop new services and technology that address the needs of our customers. We will also need to respond to technological advances and emerging industry standards in a cost-effective and timely basis.


We may not be able to acquire or maintain easily identifiable Web addresses or prevent third parties from acquiring Web addresses similar to ours

  We currently hold various Internet Web addresses relating to our brand. These Web addresses include wateronline.com, wirelessdesignonline.com, pollutiononline.com and other Web addresses. We may not be able to prevent third parties from acquiring Web addresses that are similar to our addresses, which could impair our business, financial condition and operating results. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. The regulation of Web addresses in the United States and in foreign countries is subject to change. We may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.


We may compete with Internet Capital Group, our largest shareholder

  As a result of its stock ownership and board representation, Internet Capital Group, Inc. is in a position to significantly affect our business strategy and operations, including corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our public shareholders. At September 30, 1999, Internet Capital Group owned 12,295,010 shares, or 34.5%, of our common stock. Internet Capital Group also owns warrants to purchase an additional 239,312 shares of common stock. Two representatives of Internet Capital Group remain on our board of directors. We may compete with Internet Capital Group for Internet-related opportunities. Internet Capital Group seeks to expand, in part through acquisitions investments, its number of business-to-business assets. Internet Capital Group, therefore, may seek to acquire companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.


Our success is dependent on our key personnel who we may not be able to retain and we may not be able to hire enough additional personnel to meet our hiring needs

  We believe that our success depends on continued employment of our senior management team and key technical personnel. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. Only one member of our senior management has an employment agreement. We carry key person life insurance on certain, but not on all, of our senior management personnel.

  Our success also depends on having a highly trained sales force and telesales group. Our telesales group was formed recently. We will need to continue to hire additional personnel as our business grows. A shortage in the number of trained salespeople could limit our ability to increase sales in our existing vertical trade communities and to sell as we launch new vertical trade communities.

  We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. Our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.


Our systems may not be Year 2000 compliant, which could cause our vertical trade communities to be unavailable for a period of time after January 1, 2000, which could in turn have a negative impact on our business, operating results and financial position

  We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software and other equipment used internally. If our present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be harmed.

  In the event that our Web-hosting facilities are not Year 2000 compliant, our production Web sites would be unavailable and we would not be able to deliver services to our users. In the event that our production and operational facilities that support our Web sites are not Year 2000 compliant, small portions of our Web sites may become unavailable.


Our success depends on the development of the e-commerce market, which is uncertain

  Business-to-business e-commerce is a new and emerging business practice that remains largely untested in the marketplace. If e-commerce does not grow or grows slower than expected, our business will suffer. Our long-term success depends on widespread market-acceptance of e-commerce.

  A number of factors could prevent such acceptance, including the following:

  . e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

  . the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

  .  security and confidentiality concerns of customers and suppliers;

  . increased government regulation or taxation may adversely affect the viability of e-commerce;

  . insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

  . adverse publicity and consumer concern about the security of e-commerce transactions could discourage its acceptance and growth.


Adoption of the Internet as an advertising medium is uncertain

  The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business, financial condition and operating results could suffer.

  No standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising and advertisers who are not currently advertising on the Internet may be reluctant to do so. Our business, financial condition and operating results would suffer if the market for Internet advertising fails to develop or develops slower than expected.


Adoption of the Internet as an e-commerce medium is uncertain

  Our market is new and rapidly evolving, and depends on the increased acceptance and use of the Internet as a medium of commerce. Our business would suffer if Internet usage does not continue to grow and if the Internet is not adopted as an e-commerce medium. Internet usage may be inhibited by a number of reasons, such as:

  .  inadequate development of the necessary infrastructure;

  .  security and confidentiality concerns of customers and suppliers;

  .  inconsistent quality of service;

  .  lack of human contact that current traditional suppliers provide; and

  .  lack of availability of cost-effective, high-speed service.


Security risks and concerns may deter the use of the Internet for conducting e-commerce

  The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our e-commerce business.

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

  Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more prevalent (and consequently becomes the focus of our development of direct marketing products), our customers will become more concerned about security. If we do not adequately address these concerns, this could impair our business, financial condition and operating results.


Limited Internet infrastructure may affect service

  The accelerated growth and increasing volume of Internet traffic may cause performance problems, slowing the adoption of our Internet-based purchasing solution. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce business model may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers, or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.


We may not be able to protect our proprietary rights and we may infringe the proprietary rights of others

  Proprietary rights are important to our success and our competitive position. We have filed applications with the U.S. Patent and Trademark Office to obtain registrations for ten of our marks. To date, five registrations have been issued. Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. Generally, our domain names for our vertical trade communities are not protectable as trademarks because they are too generic. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect us. Any of these claims, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel.


We may be subject to legal liability for publishing or distributing content over the Internet

  We may be subject to legal claims relating to the content in our vertical trade communities, or the downloading and distribution of such content. For example, persons may bring claims against us if material that is inappropriate for viewing by young children can be accessed from our vertical trade communities. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided on our vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer a material adverse effect if costs resulting from these claims are not covered by our insurance or exceed our coverage.


We may be exposed to product liability claims

  We face potential liability for claims based on the nature of the products that we sell and distribute utilizing the Internet, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations and other commercial claims. We do not pass through the manufacturers' warranties on the products we distribute. However, in some instances we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. Although we maintain general liability insurance, our insurance may not cover some claims or penalties, is subject to policy limits and exclusions and may not adequately indemnify us or our employees from any civil, governmental or criminal liability. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, financial condition and operating results.


We are subject to government regulation that exposes us to potential liability and negative publicity

  We currently rely upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to our business during the entire transaction. Our reliance on suppliers' regulatory due diligence assessment of purchasers and the compliance by suppliers and purchasers with applicable governmental regulations may not be sufficient if we are required to have our own licenses. For example, if we are held to be a seller or a distributor of regulated products because we took legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit and may be subject to potentially severe civil or criminal penalties and fines for each offense. We are unable to verify that our suppliers have in the past complied, or will in the future comply, with the applicable governmental regulatory requirements, or that their actions are adequate or sufficient to satisfy all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us directly. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified customer, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through us. We do not maintain any reserve for potential liabilities resulting from government regulation.

  It is also possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet. These laws and regulations may, for example, cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, access charges and information security.


We have substantial indebtedness

  As of September 30, 1999, we had approximately $103 million in long term debt with an additional $15 million after the over-allotment exercise in October 1999. This indebtedness impacts us in a number of ways:

  .  significant interest expense and related debt service costs;

  .  difficultly in obtaining additional financing; and

  . constrains our ability to react quickly in an unfavorable economic climate.

  Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments required. This may result in us using a portion of our cash balances to pay interest or result in us borrowing additional funds or selling additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.


Shares eligible for future sale by our current shareholders may cause our stock price to decline

  If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, then the market price of our common stock and of the debentures could fall. Restrictions under the securities laws limit the number of shares of common stock available for sale in the public market.

  As of September 30, 1999, the holders of 18,671,054 shares of common stock and warrants to purchase 395,208 shares of common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a registration statement to register shares of common stock under our stock option and employee stock purchase plans. Shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult

  VerticalNet is a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our articles of incorporation provide that our board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three year term. The issuance of preferred stock and the existence of a classified board could make it more difficult for a third-party to acquire us.


Our common stock price is likely to remain highly volatile

  The market price of our common stock has been and will likely continue to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. Our stock may not trade at the same levels as other Internet stocks, and Internet stocks in general may not sustain their current market prices.

  Factors that could cause such volatility may include, among other things:

  .  actual or anticipated variations in quarterly operating results;

  .  announcements of technological innovations;

  .  new sales model or new products or services;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet industry;

  .  changes in the market valuations of other Internet companies;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

  .  capital commitments;

  .  additions or departures of key personnel;

  .  sales of common stock; and

  . stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

  Many of these factors are beyond our control. These factors may cause the market price of our common stock to fall, regardless of our operating performance.



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

   As of September 30, 1999, our investments consisted of $91.7 million that were cash equivalents, $21.8 million having a maturity of less than one year, and $44.9 million that had a maturity of greater than one year. Due to the average maturity conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the quarter ended September 30, 1999 would have decreased by less than $61,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend largely on the gross amount of the Company's investments.



                          PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

  The Company is a party to legal proceedings and claims, which arise, in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Change in Securities

A. During the quarter, the Company issued the following shares of its common stock:
     . On July 29, 1999, 69,794 shares were issued pursuant to the acquisition of LabX, in exchange for the outstanding capital shares of LabX held by 4 shareholders;
     . On August 10, 1999, 83,712 shares were issued pursuant to the acquisition of CertiSource, in exchange for the outstanding capital shares of CertiSource held by 13 shareholders;
     . On August 20, 1999, 6,976 shares were issued to the owner of Industry On Line in exchange for the assets and liabilities assumed; and
     . On August 25, 1999, 1,000,000 shares were issued pursuant to the acquisition of Isadra, in exchange for the outstanding capital shares of Isadra held by 78 shareholders.

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

B. On September 27, 1999, the Company completed the sale of $100,000,000 of its 5 1/4% Convertible Subordinated Debentures. On October 12, 1999, the initial purchasers exercised an over-allotment option granted by the Company pursuant to which the initial purchasers bought an additional $15,000,000 of the Company's Convertible Subordinated Debentures. The initial purchasers were Lehman Brothers Inc., Hambrecht & Quist LLC, SG Cowen Securities Corporation and Volpe Brown Whelan & Company, LLC. The aggregate offering price was $115,000,000 and discounts and commissions, exclusive of other costs, were $3,450,000. The debentures were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. Each of the initial purchases represented that (i) it is a qualified institutional buyer and an accredited investor (ii) it has not and will not solicit offers for, or offer or sell the debentures by means of general solicitation or general advertising and (iii) with respect to resales made in reliance on Rule 144A, other than through the Private Offerings Resales and Trading through Automated Linkages (PORTAL) market, of debentures purchased from the Company by the initial purchasers, to deliver with confirmation of such resale or otherwise prior to settlement of such resale a notice to the effect that the resale of such debentures has been made in reliance on the exemptions from the registration requirements of the Securities Act of 1933 by Rule 144A. The debentures are convertible into the Company's common stock at a conversion price of $40.00, subject to adjustment in certain events.

Use of Proceeds

  On February 10, 1999, the Company's Registration Statement on Form S-1 covering the Offering of 8,050,000 shares of the Company's Common Stock, Commission file number 333-68053 was declared effective.

  The net proceeds of the Offering to the Company (after deducting the foregoing expenses) were $58,287,314. From the effective date of the Registration Statement to September 30, 1999, the net proceeds have been used for the following purposes:



           Construction of plant, building and facilities      $          -
           Purchase and installation of machinery
             and equipment                                                -
           Purchase of real estate                                        -
           Acquisition of other business (including
           transaction costs)                                     7,253,771
           Repayment of indebtedness                                      -
           Working capital                                       19,682,062
           Temporary investments, including cash
             and cash equivalents                                         -
           Other purposes (for which at least $100,000
             has been used), including:
               Investments, including debt instruments
               of the United States Government and its
               agencies and in high quality corporate
               issuers                                           31,351,481
                                                               ------------
                                                               $ 58,287,314
                                                               ============


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


  Exhibit
  Number   Description
  ------   -----------
    3.1    Amended and Restated Articles of Incorporation (1)

    3.2    Amended and Restated Bylaws (1)

    4.1 Indenture dated September 27, 1999 between VerticalNet, Inc. and Bankers Trust Company*

    4.2 Registration Rights Agreement dated September 27, 1999 between VerticalNet, Inc. and the initial purchasers of its 5 1/4% Convertible Subordinated Debentures*

   10.1    Amended and Restated 1996 Equity Compensation Plan (*) (2)

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

   10.6 Sponsorship Agreement dated June 30, 1998, between Excite!, Inc. and VerticalNet, Inc. (1)(3)

   10.7 Internet Services Agreement dated as of January 19, 1999 by and between Compaq Computer Corporation and VerticalNet, Inc. (1)

   10.8 Asset Purchase Agreement dated January 13, 1999 by and among VerticalNet, Inc., Coastal Video Communications Corp., Paul V. Michels and Philip P. Price (1)

   10.9 Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock dated November 25, 1998 issued to Progress Capital, Inc. (1)

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

   10.15 Agreement of Lease between Liberty Property Limited Partnership and VerticalNet

   10.16 Agreement and Plan of Merger dated June 14, 1999 among the Company, TSX Acquisition Corp., Techspex and the stockholders of Techspex (4)

   10.17 Stock Purchase Agreement dated July 29, 1999 among the Company, 4052995 Manitoba Ltd., LabX Technologies and the stockholders of LabX
          (5)

   10.18 Agreement and Plan of Merger dated August 10, 1999 among the Company, CertiSource Acquisition Co., Inc., CertiSource, Inc. and stockholders of CertiSource (6)

   10.19 Agreement and Plan of Merger dated May 24, 1999 among the Company, Isadra Acquisition Crop., Isadra, Hugo Daley, Mastafa Syed and Tira Capital Management as Shareholders' Representative (7)

   10.20  1999 Equity Compensation Plan Adopted 23, 1999*

      21  Subsidiaries (1)

      27* Financial Data Schedule

*    Filed herewith.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998 amended and incorporated herein by reference.
(2)  Compensatory plans and arrangements for executives and others.
(3) Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Act.
(4) Filed as an exhibit to the Registrant's report on Form 8-K dated June 29, 1999.
(5) Filed as an exhibit to the Registrant's report on Form 8-K dated July 29, 1999.
(6) Filed as an exhibit to the Registrant's report on Form 8-K dated August 10, 1999.
(7) Filed as an exhibit to the Registrant's report on Form 8-K dated August 25, 1999.

     (b)  Reports on Form 8-K

On June 29, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Techspex, Inc.

On August 12, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of LabX Technologies, Inc.

On August 20, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of CertiSource, Inc.

On September 9, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Isadra, Inc.

On September 10, 1999, the Company filed a report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding its announcement to raise funds through an offering of private convertible subordinated debentures.

On September 22, 1999, the Company filed a report on Form 8-K, pursuant to Items 5 and 7 of such Form, regarding its entering into a purchase agreement providing for the sale of $100 million of its 5 1/4 % convertible subordinated debentures due 2004.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 4, 1999                 VerticalNet, Inc.
                                        (Registrant)


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