Form 10-K
period 1999-12-31
VERTICALNET INC
filed 2000-03-30
CIK 1043946

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ---------------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1999

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ____

                          ---------------------------

                       Commission File Number 000-25269

                               VERTICALNET, INC.

                  Pennsylvania                 23-2815834
             (State of incorporation)          (I.R.S. ID)

                 700 DRESHER ROAD, HORSHAM, PENNSYLVANIA 19044

                                (215) 328-6100

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2000 was $4,777,895,863.

The number of shares outstanding of the registrant's common stock as of March 15, 2000 was 36,692,198. (This number has not been adjusted to reflect the 2-for-1 stock split to be effected on or about March 31, 2000.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

================================================================================

                               VERTICALNET, INC.


                                   FORM 10-K

                  For The Fiscal Year Ended December 31, 1999

                                     INDEX


                                                                                                    Page
                                                                                                   ------
Part I
Item 1.       Business.............................................................................   1
              Executive Officers of the Registrant.................................................  21
Item 2.       Properties...........................................................................  22
Item 3.       Legal Proceedings....................................................................  22
Item 4.       Submission of Matters to a Vote of Security Holders..................................  22
PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................  23
Item 6.       Selected Financial Data..............................................................  24
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  25
Item 7a.      Quantitative and Qualitative Disclosure about Market Risk............................  49
Item 8.       Financial Statement and Supplementary Data...........................................  50
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  78
PART III
Item 10.      Directors of the Registrant..........................................................  79
Item 11.      Executive Compensation...............................................................  79
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................  79
Item 13.      Certain Relationships and Related Transactions.......................................  79
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  80
              Signatures...........................................................................  82

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "will,"
"would," "should," "could," "estimates," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of our e-commerce solution, including our proposed on-line exchange; the integration of our traditional off-line exchange business with our proposed on-line exchange; the growth of the Internet and business-to-business advertising and e-commerce; the strategies underlying our business objectives; the completion of pending transactions, including Microsoft's proposed investment in our company; our anticipated performance of our obligations or the anticipated performance of the obligations of those parties with which we have contractual relationships; our sales and marketing strategies and efforts; the value of our investments in other companies; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition and operating results. Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, competition in the market for vertical trade communities and exchanges in general and in our specific communities and exchange business; changes in prevailing interest rates and the availability of and terms of equity and debt financing to fund the growth of our business; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; changes in preferences and tastes of users, buyers and suppliers; demographic changes; changes in, or failure to comply with, federal, state, local or foreign laws and regulations; changes in our evolving business strategy and model; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

     Information in this report has been adjusted to reflect two separate two-for-one splits of our common stock, the first of which was effected on August 20, 1999 and the second to be effected on or about March 31, 2000.


                                 OUR BUSINESS

COMPANY OVERVIEW

     VerticalNet owns and operates 55 industry-specific Web sites designed as on-line business-to-business communities, known as vertical trade communities. These vertical trade communities provide users with comprehensive sources of information, interaction and e-commerce.

     Each of our communities is individually branded, focuses on one business sector and caters to individuals with similar professional interests. We design each of our vertical trade communities to attract professionals responsible for selecting and purchasing highly specialized industry-related products and services.

     Our communities combine:

     . Information: product information (storefronts), industry news, directories, classifieds and job listings

     . Interaction: requests for proposals, on-line professional education courses, training and discussion forums, and e-mail

     .    E-commerce: e-commerce centers, storefronts and auctions

     Our vertical trade communities utilize the Internet's ability to allow users around the world to contact each other online, allowing buyers to research, source, contact and purchase from suppliers through new business models such as electronic marketplaces, exchanges and auctions.

     In December 1999, we acquired NECX.com LLC, a business-to-business market maker for the electronic component and hardware markets, which includes electronic, computer and network-related components, parts, systems and peripherals. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. The exchange operates quickly and anonymously to match buyers' and suppliers' needs, providing a solution to inventory imbalances that result from over-capacity or shortages within existing contractual relationships. In addition to providing real-time tracking, pricing and availability information for its customers, NECX also has back office functionality to support its purchase and sales transactions, including procurement, quality assessment, fulfillment and distribution. In February 2000, NECX announced the acquisition of R.W. Electronics, Inc., a company that operates as a business-to-business market maker for the electronic components market, with a focus primarily on microprocessors, memory, storage devices, semiconductors and passive components. We plan to integrate the traditional businesses of NECX and RW Electronics with an on-line exchange to allow the businesses to operate on the Internet.

     In March 2000, we acquired Tradeum, Inc., which is a development-stage company engaged principally in the development of technology designed to enable the building and hosting of business-to-business exchanges, auctions and sourcing activities. We intend to integrate Tradeum's technology into NECX's on-line exchange. We have retained Computer Sciences Corporation to help us design and build NECX's on-line exchange.

  With the acquisition of NECX and the pending acquisition of RW Electronics, management has segmented the business into two operating segments, consisting of vertical trade communities and our exchange business. Note 15 of the consolidated financial statements (see Item 8) provides additional disclosure on segment information.

INDUSTRY OVERVIEW

Growth of Business-to-Business, On-Line Advertising and E-Commerce

     The Internet has emerged as a mass communications medium enabling millions of people worldwide to share information, create community among individuals with similar interests and conduct business electronically. The Internet has features and functions that are unavailable in traditional media, as they enable on-line merchants to communicate and interact effectively with customers and advertisers to target users with specific needs and interests. As a result, the Internet has emerged as an attractive medium for advertising and e-commerce.

     Along with the impressive overall growth of the Internet, business-to-business usage of the Internet has also grown rapidly. Increasingly, businesses are leveraging the Internet's ability to reach customers globally, deliver personalized content and open new distribution channels.

     Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential to:

     . address structural inefficiencies of the traditional marketplace: streamline complex processes, lower costs and improve productivity; and

     . provide new opportunities: increase seller reach and buyer access, eliminate intermediaries and provide previously unavailable information.

     Internet advertising and e-commerce are projected to experience significant growth:

     . The number of global Internet users, according to International Data Corporation, is projected to grow from 196.0 million in 1999 to 399.0 million in 2002.

     . Forrester predicts that business marketers will spend $2.5 billion for on- line advertising by 2002.

     . Advertising and specialty media spending, according to Veronis, Suhler & Associates, for the business-to-business market was more than $77.0 billion in 1999.

     . According to Forrester, business-to-business e-commerce is projected to grow from $406.2 billion in 2000 to $1.8 trillion in 2003 and $2.7 trillion in 2004.

     . Forrester projects strong growth in business auctions from $8.7 billion in 1998 to $52.6 billion by 2002.

Need for On-Line Vertical Trade Communities

     Traditionally, buyers and sellers have employed a variety of well-recognized media in business-to-business advertising, information delivery and communications to identify, qualify and facilitate commerce, including trade magazines, trade shows, buyer's guides, direct mail, catalogs and others. In many industries, particularly in highly specialized, technically-oriented industries, these traditional media have performed a role in the distribution channel by enabling buyers and sellers to interact by exchanging information, and ultimately conducting business with one another. However, most of these media do not enable immediate transaction execution.

     As the Internet continues to evolve, new classes of business models are emerging. These classes include e-commerce centers, electronic storefronts, marketplaces, auctions and exchanges, each trying to improve on current market inefficiencies. Electronic marketplaces concentrate demand to create searchable product catalogs with pre-fixed prices. Auctions enable more efficient pricing in the liquidation of excess and obsolete inventory, as well as the sale of new and used industrial products. Exchanges create a more effective marketplace for commodity-type products.

Inefficient Electronic Hardware Market

     The electronic hardware market consists of buyers and sellers of electronic components and hardware used in computers, peripherals, telecommunication and medical equipment, machinery and other high technology systems. Inventory imbalances in this market result from over-capacity or shortages within contractual customer and supply relationships between component manufacturers, original equipment manufacturers, franchised component distributors and commercial computer products resellers.

     Over-capacity or shortages occur primarily because of imperfect information at the time the order is placed, unexpected delivery problems, accelerated consumer demand for end products, limitations on franchised distributors, and other inefficiencies. These inefficiencies create the need for a "spot" market focused on matching buyers and sellers.

OUR SOLUTION

     We own and operate a portfolio of 55 industry-specific Web sites designed as on-line business-to-business communities. These vertical trade communities provide users with comprehensive sources of information, interaction and e-commerce.

     We offer a new medium of interaction and exchange for the business-to-business market. Our portfolio of vertical trade communities targets separate industrial sectors to provide businesses and professionals with high quality content, community and e-commerce that include the following attributes:

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

     .    Electronic marketplaces that connect buyers and sellers globally:
          Vertical trade communities provide an on-line electronic marketplace and auction area that allows buyers and sellers worldwide to exchange information, source products, execute on-line transactions and have the ability to sell products at our e-commerce center storefronts and auction site (industrydeals.com).

     .    Targeted cost-effective medium for business-to-business advertising:
          The narrow focus of each of our communities and the attractive demographics of our audiences permit us to command premium advertising rates.

     . High quality sales leads: Our communities generate high quality sales leads that are timely and effective and contain detailed buyer information. Robust sales leads left by buyers allow sellers to respond more effectively.

     We believe that targeted content, focused audiences and robust sales leads, combined with our existing and planned interactive platforms, create a premier marketplace for e-commerce.

     We also act as a market-maker in the electronics components market to provide a solution and address the inefficiencies of the electronic components industry. Our exchange currently offers the following benefits:

     . Product Breadth: NECX monitors the daily pricing and availability of numerous electronic components, personal computers and peripherals and networking products from over 5,500 suppliers and thousands of other sources worldwide. NECX has created direct, international, electronic communication with its largest channel partners, which enables NECX to aggregate this information into a single, centralized database. NECX's database contains one of the most comprehensive sources of historical electronic hardware transactions in existence, with detailed information on approximately 600,000 transactions compiled over 19 years.

          NECX's products include all types of semiconductors, including computer hardware, memory devices and other integrated circuits including logic chips, microprocessors, computer hardware and networking products. Using NECX's proprietary database, its sales force is able to quickly locate hard-to-find electronic products or assist in the liquidation of large inventories held by manufacturers or distributors.

     . Real-Time Information: NECX's customers are able to access NECX's exchanges via phone, fax or electronically through its Web site. NECX's database of suppliers, products and transactions is updated frequently in order to provide customers with meaningful and current information.

     . Full Suite of Services: NECX provides tailored services to address buy-side and sell-side needs in the market. Buy-side services include:

          . sourcing products at times of shortage or when primary arrangements fail;

          . buying products in the spot and open markets to lower overall acquisition cost;

          . assisting franchised distributors to acquire products outside their product line to satisfy their customer requirements;

          .    buying products at the end of their manufacturing cycle; and

          .    warehousing services.

          Sell-side services include:

          .    inventory liquidation services;

          . advising customers on the appropriate levels of inventory to carry; and

          .    assisting with the resale of returned products.

     . Anonymity: Market participants who utilize the spot and open markets are typically sensitive to information flow to possible competitors and transaction partners. By acting as a trusted third party and taking title to inventory, NECX allows its customers to transact anonymously. For example, when NECX fulfills a transaction, the products are repackaged in an NECX branded shipping box. In addition, information regarding a customer's buy and sell orders are not divulged to other buyers and sellers on the exchange.

     . Quality Assurance: NECX has spent the past two decades developing a stringent quality control process that is intended to assure high product quality. Suppliers are admitted only after they have met a rigorous set of dependability certification standards. Additionally, NECX uses quality control centers to provide seamless logistics management and to ensure that products are delivered accurately and promptly.

     . Fulfillment and Distribution: Once a sale has been completed, the product is shipped from the supplier to one of our quality control centers for inspection and then shipped to the customer within the same day. The orders are usually sent via United Parcel Service, Federal Express or other reputable ground or air cargo transport companies. NECX will make special arrangements with its customers to accommodate time constraints. NECX offers shipment tracking on its Web site.

OUR STRATEGIES

     Our objective is to continue to be a leading owner and operator of industry-specific vertical trade communities on the Internet. Key strategies to achieve our objective include:

     Expand User Base and Enhance User Experience with New Features, Services and Content

     We intend to continue increasing the number of users that visit each community by:

     . introducing additional services and features that appeal to the specific needs of professionals using the Internet;

     . continuing to direct users to our vertical trade communities through marketing and distribution relationships with search engine providers and other strategic partners;

     . continuing to provide professionals the opportunity to buy products online that satisfy their product-sourcing needs; and

     . creating brand awareness through traditional as well as on-line venues, including industry trade shows, conferences, advertising campaigns with trade publications and alliances with important industry trade associations.

     As our user base continues to grow, we anticipate advertisers, suppliers and buyers will find our vertical trade communities an attractive cost-effective medium for advertising and sales.

     Establish and Expand Multiple Revenue Streams

     . Advertising: To date, most of our revenues have been derived from selling storefronts, banner advertisements and newsletter sponsorships to the industry suppliers in our communities. For the year ended December 31, 1999, we generated approximately 83% of our revenues from the sales of storefronts, banner advertisements and newsletter sponsorships.

     . Exchanges: In December 1999, we acquired NECX, a leading business-to-business market maker for electronic, computer and network-related components, parts, systems and peripherals. For the year ended December 31, 1999, we generated approximately 11% of our combined revenues from NECX exchange transactions. In February 2000, we announced the pending acquisition of RW Electronics to add to the NECX platform. RW Electronics operates in the same markets as NECX and adds additional capacity, which facilitates our ability to operate our exchange business. We intend to incorporate the future e-commerce capabilities of NECX and RW Electronics into our existing vertical communities. Additionally, we intend to offer exchanges that are typical for commodity-type markets across our vertical trade communities. We expect to be able to offer additional commodity exchanges through strategic partnerships or as a result of additional acquisitions of Internet-based or traditional exchanges.

     . E-commerce: We believe that e-commerce is a natural extension of our vertical trade communities. As we continue to grow the number of registered users, user sessions and advertisers, we enhance our ability to leverage those users to facilitate e-commerce transactions. In addition, we expect to pursue e- commerce opportunities through marketing relationships with retailers and service providers focused on product distribution. For example, we currently sell books and software in our communities where we receive a fee for the sale. For the year ended December 31, 1999, we generated approximately 6% of our revenues from e-commerce. Our current e-commerce initiatives include:

          . E-commerce centers: In August 1999, we launched our e-commerce centers that enable our visitors to connect directly to our advertisers. The e-commerce centers allow our users to view pictures, specifications and descriptions of our advertisers' products and facilitate the purchase of products displayed in our storefronts.

          . Auctions: We have deployed a licensed auction platform across 34 of our vertical trade communities to create a competitive forum for the sale of excess and obsolete inventory, as well as new and used industrial products. We have launched our central auction site--industrydeals.com-- that enables auctions to occur across all of our communities in a single location.

          . Education: We have the technology that allows professionals to complete educational courses over the Internet. Our acquisition of CertiSource in August 1999, an on-line reseller of professional training products, classes and services, strengthens our ability to offer educational products and services to our users across our vertical trade communities. We are in the process of making on-line classes and course registration available across our vertical trade communities and forming partnerships with course and courseware providers for industry professionals.

          . Electronic Marketplaces: We intend to launch one-stop shopping marketplaces that will combine product catalogs of multiple sellers across our vertical trade communities enabling buyers to search, compare and source products. Isadra, a software company acquired in August 1999, will provide us with the technology to integrate product data from multiple distributed business systems in real-time through a Java-based agent software and to create a dynamic market-maker platform. The benefits of marketplaces exist in their ability to simplify purchasing across fragmented markets while reducing costs for sellers.

          . Requests for Proposals/Quotations: We intend to further enhance the features of our RFP/RFQ capabilities by providing buyers with a more interactive and dynamic communications architecture to request proposals and quotes from suppliers on our storefronts.

     Continue to Identify and Rapidly Develop New Vertical Trade Communities

     We intend to expand our portfolio by building and launching new vertical trade communities in industries that we believe possess significant opportunities for advertising and e-commerce. We determine whether a potential vertical trade community fits our strategy by looking for specific industry characteristics, including:

 .    a substantial number of buyers and suppliers worldwide;

 .    a high degree of fragmentation on both the supply and demand sides;

 .    defined target audiences (e.g. chemical engineers) with similar product and informational needs;

 .    meaningful growth in trade advertising spending;

 .    significant new product introductions;

 .    on-line access; and

 .    growth in trade show attendance.

     Leverage the Benefits of a Portfolio Approach

     We believe that operating a portfolio of vertical trade communities permits us to:

     .    offer a comprehensive, consistent set of services and features;

     . attract a large business-to-business audience, in aggregate, making our individual sites appealing to a broad array of advertisers and e-commerce suppliers; and . realize cost savings and operating efficiencies in our technology, marketing, customer service, infrastructure and management resources.

     Pursue Strategic Acquisitions

     We intend to continue to pursue acquisitions of both Internet and traditional businesses and assets that compliment our existing operations. We evaluate prospective acquisitions by assessing whether the business or asset:

     .    broadens the scope of services we offer;

     .    enhances our presence in existing or new markets;

     .    offers technology that would allow us to better serve our clients; or

     . offers the opportunity to enhance revenues, especially in our e-commerce initiatives.

     Create Partnerships to Expand Reach of Vertical Communities

     We intend to enter into partnerships, joint ventures and other strategic relationships with traditional industrial entities to leverage the reach of our vertical communities. In March 2000, we announced the formation of PaintandCoatings.com Inc., a joint venture with Eastman Chemical Company, to transform our Paint and Coatings vertical trade community into a one-stop, independent Internet marketplace for the paint and coatings industry. We will be the minority shareholder in the joint venture, which was funded with $1.5 million from the two partners. In addition to our $600,000 cash contribution, we will provide administrative and other support services and will license intellectual property related to the maintenance and operation of the Web site.

     Expand Globally

     The anticipated growth of Internet usage worldwide presents significant opportunities to extend the global reach of our communities and exchanges. Approximately 44% of the visits to our vertical trade communities during 1999 originated outside the United States. As shown by their usage levels, international users provide significant opportunity to our domestic advertisers, providing both sources of leads and, eventually, purchasers of their products and services. Our vertical trade communities also provide foreign advertisers with access to our targeted audience in the United States.

     We intend to expand globally by pursuing strategic partnerships and entering into marketing relationships. To date we have initiated four global strategic alliances:

     . In February 2000, we announced the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. ("ICG"). We will be the majority shareholder in the joint venture, which will be funded with $107.0 million in cash from the three partners. We are contributing to the joint venture $7.0 million in cash and intellectual property for the operations of vertical trade communities within Europe. VerticalNet Europe and BT have agreed to create VerticalNet UK Ltd. as part of the joint venture.

     . In January 2000, we announced plans to form a joint venture with Softbank Commerce Corp. ("Softbank"), a wholly-owned subsidiary of Softbank Corporation. The goal of the new company, to be called VerticalNet Japan, is to develop, maintain and operate Japanese language vertical trade communities in Japan.

     . In December 1999, through our acquisition of NECX, we acquired a 50% ownership interest in Electronic Commodity Exchange Asia Pte. Ltd. ("NECX Asia"), a joint venture with Sumitomo Corporation and Sumitomo's wholly-owned electronics trading house, Sumitronics of Asia Holding Pte. Ltd. NECX Asia is creating a centralized global exchange for the purchase and sale of electronic components, personal computers, peripherals and networking products. NECX also has foreign sales offices in Sweden and Ireland. We intend to integrate RW Electronics' branch office in Korea into NECX Asia's operations.

     . In June 1999, we entered into a co-branding relationship with Metropolis, which is designed to create and operate at least 10 vertical trade communities focusing on the African market.

OUR VERTICAL TRADE COMMUNITIES

     As of March 15, 2000, we owned and operated 55 vertical trade communities that target the industries identified beneath each community:

-------------------------------------------------------------------------------------------------------------------------------
SECTORS                                                               COMMUNITIES
-------------------------------------------------------------------------------------------------------------------------------
ADVANCED
TECHNOLOGIES GROUP      .  AEROSPACE ONLINE                                 .  PLANT AUTOMATION.COM
                           (aerospaceonline.com)                               (plantautomation.com)
                           Serves Engineers, Managers, Government Officials    Hardware and Software Used in Industrial
                           and Consultants in the Aerospace Industry           Manufacturing Including Robotics and Automated
                                                                               Control Systems
                        .  AUTO CENTRAL.COM
                           (autocentral.com)                                .  SEMICONDUCTOR ONLINE
                           Development and Design of Advanced Automotive       (semiconductoronline.com)
                           Technologies                                        Applications, Manufacturing and Processing of
                                                                               Semiconductor Components
                        .  COMPUTER OEM ONLINE
                           (computeroemonline.com)                          .  TEST AND MEASUREMENT.COM
                           Design and Manufacturing of Computers and           (testandmeasurement.com)
                           Computerized Electronic Devices                     Design, Manufacturing and Procurement of Test,
                                                                               Measurement, Data Acquisition, Data Analysis and
                        .  EMBEDDED TECHNOLOGY.COM                             Instrumentation Equipment
                           (embeddedtechnology.com)
                           Serves the Needs of Designers, Engineers, System
                           Integrators, Product Specifiers, Technical
                           Managers, Consultants and Others Involved in the
                           Design and Manufacturing of Embedded Systems,
                           Computers, Controls, Software and Devices
-------------------------------------------------------------------------------------------------------------------------------
COMMUNICATIONS GROUP    .  DIGITAL BROADCASTING.COM                         .  PREMISES NETWORKS.COM
                           (digitalbroadcasting.com)                           (premisesnetworks.com)
                           Business and Technical Information about Video      Facilities and Network Infrastructure Design and
                           and Digital Television                              Administration

                        .  EC ONLINE                                        .  RF GLOBALNET
                           (econline.com)                                      (rfglobalnet.com)
                           Design and Installation of Electrical and           Information, Bookstore and Educational Center for
                           Voice/Data Systems                                  Radio Frequency, Wireless and Microwave Engineers

                        .  FIBER OPTICS ONLINE                              .  WIRELESS DESIGN ONLINE
                           (fiberopticsonline.com)                             (wirelessdesignonline.com)
                           Design and Production of Fiber Optic Networks       Design and Development of Wireless Communications
                           and Network Components                              Systems and Equipment

                        .  PHOTONICS ONLINE                                 .  WIRELESS NETWORKS ONLINE
                           (photonicsonline.com)                               (wirelessnetworksonline.com)
                           Design and Manufacturing of Lasers, Optics,         Design of Wireless Networks
                           Optoelectronics, Fiber Optics and Imaging Devices
-------------------------------------------------------------------------------------------------------------------------------
ENVIRONMENTAL GROUP     .  ELECTRICNET                                      .  PULP AND PAPER ONLINE
                           (electricnet.com)                                   (pulpandpaperonline.com)
                           Electric Utility Industry                           Manufacturing, Processing and Treatment of Pulp
                                                                               and Paper
                        .  POLLUTION ONLINE
                           (pollutiononline.com)                            .  SOLID WASTE ONLINE
                           Industrial Pollution Control                        (solidwaste.com)
                                                                               Disposal of Solid Waste
                        .  POWER ONLINE
                           (poweronline.com)                                .  WATER ONLINE
                           Power Generation, Electric Utility Deregulation,    (wateronline.com)
                           Emissions Control, Alternative Fuels, Power         Municipal Water Supply and Municipal and
                           Industry Legislation                                Wastewater Treatment

                        .  PUBLIC WORKS ONLINE
                           (publicworks.com)
                           Services Public Works and Municipal Maintenance
                           Professionals
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

FOOD & PACKAGING
 GROUP                  .  BAKERY ONLINE                                    .  FOOD ONLINE
                           (bakeryonline.com)                                  (foodonline.com)
                           Production and Procurement of Baking Ingredients    Manufacturing and Processing of Food Products

                        .  BEVERAGE ONLINE                                  .  MEAT AND POULTRY ONLINE
                           (beverageonline.com)                                (meatandpoultryonline.com)
                           Production and Procurement of Equipment used in     Production, Procurement and Distribution of Meat
                           the Production of Beverages                         and Poultry Products

                        .  DAIRY NETWORK.COM                                .  PACKAGING NETWORK.COM
                           (dairynetwork.com)                                  (packagingnetwork.com)
                           Production, Procurement and Distribution of         Packaging for all Consumer and Industrial Products
                           Dairy Products

                        .  FOOD INGREDIENTS ONLINE
                           (foodingredientsonline.com)
                           Manufacturing and Processing of Food Ingredients
-------------------------------------------------------------------------------------------------------------------------------
FOODSERVICE/
HOSPITALITY GROUP       .  E-HOSPITALITY.COM                                .  FOODSERVICE CENTRAL.COM
                           (e-hospitality.com)                                 (foodservicecentral.com)
                           Serves those who Work in the Hospitality Market     Strategic Management of Commercial and
                                                                               Institutional Foodservice Industry Operations

-------------------------------------------------------------------------------------------------------------------------------

HEALTHCARE/
SCIENCE GROUP           .  BIORESEARCH ONLINE                               .  HOSPITAL NETWORK.COM
                           (bioresearchonline.com)                             (hospitalnetwork.com)
                           Provides Information on Drug Discovery, Research    Serves those Involved in Hospital Purchasing
                           and Development and Life Sciences
                                                                            .  LABORATORY NETWORK.COM
                        .  DRUG DISCOVERY ONLINE                               (laboratorynetwork.com)
                           (drugdiscoveryonline.com)                           Production and Manufacturing of Laboratory
                           Information on Pharmaceutical Discovery and         Equipment, Chemicals and Supplies
                           Development
                                                                            .  LONG TERM CARE PROVIDER.COM
                        .  E-DENTAL.COM                                        (longtermcareprovider.com)
                           (e-dental.com)                                      Information for Professionals who Deliver
                           Serves those who Work in General Dentistry and      Post-Acute Care
                           Related Fields
                                                                            .  MEDICAL DESIGN ONLINE
                        .  HOME HEALTH PROVIDER.COM                            (medicaldesignonline.com)
                           (homehealthprovider.com)                            Design, Manufacturing and Procurement of Medical
                           Information on Medicare, Medical Assistance,        Devices
                           Managed Care and Private Insurers
                                                                            .  NURSES.COM
                                                                               (nurses.com)
                                                                               Serves Nurses and Related Jobs
-------------------------------------------------------------------------------------------------------------------------------
MANUFACTURING &
METALS GROUP            .  MACHINE TOOLS ONLINE                             .  SURFACE FINISHING.COM
                           (machinetoolsonline.com)                            (surfacefinishing.com)
                           Provides Information on Machine Tools               Provides information on Metal Finishing

                        .  METROLOGY WORLD.COM                              .  TOOLING ONLINE
                           (metrologyworld.com)                                (toolingonline.com)
                           Provides Information in Measurement, Inspection     Provides Information on the Cutting Tools Industry
                           and Related Industries

                        .  SAFETY ONLINE
                           (safetyonline.com)
                           Industrial and Environmental Safety
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
PROCESS GROUP           .  ADHESIVES AND SEALANTS.COM                       .  OIL AND GAS ONLINE
                           (adhesivesandsealants.com)                          (oilandgasonline.com)
                           Manufacturing and Production of Adhesive,           Production and Exploration of Oil and Gas
                           Sealant, and Grout Materials
                                                                            .  PHARMACEUTICAL ONLINE
                        .  CHEMICAL ONLINE                                     (pharmaceuticalonline.com)
                           (chemicalonline.com)                                Development, Design and Manufacturing of
                           Manufacturing and Processing Chemicals              Pharmaceuticals

                        .  HYDROCARBON ONLINE
                           (hydrocarbononline.com)
                           Processing Hydrocarbons and Petrochemicals
------------------------------------------------------------------------------------------------------------------------------------
PUBLIC SECTOR           .  GOVCON.COM
                           (govcon.com)
                           Provides Bidders Information on Federal
                           Government Contracts
-------------------------------------------------------------------------------------------------------------------------------
SERVICE GROUP           .  HR HUB.COM                                       .  LOGISTICS ONLINE
                           (hrhub.com)                                         (logisticsonline.com)
                           Information on Human Resource Issues                Serves Logistics Directors, Managers, Vice
                                                                               Presidents and Other Decision-Makers in Logistics
                        .  PROPERTY AND CASUALTY.COM                           Divisions or Logistics-Service Companies
                           (propertyandcasualty.com)
                           Property and Casualty Insurance

-------------------------------------------------------------------------------------------------------------------------------
TEXTILES AND APPAREL    .  TEXTILEWEB.COM
                           (textileweb.com)
                           Provides Information about the Textile Industry
-------------------------------------------------------------------------------------------------------------------------------

FEATURES OF OUR VERTICAL TRADE COMMUNITIES


     Listed below is a selection of features of a vertical trade community. Most of the services listed below are available in each of our vertical trade communities.

     . Marketplace: Shopping resource containing books, software, video products, access to auctions and business services center. Professionals are able to purchase these products over the Internet.


     .    Product Center:

          . Comprehensive Buyer's Guide: Fully searchable by product name and supplier. In response to a key word search, companies serving the industry are listed with storefront advertisers presented first. Links to company storefronts allow users to research advertisers' products and services, and send direct inquiries to advertisers about pricing, delivery and product specifications (i.e., ultimately submit sales leads).

          . Requests for Proposals/Quotations/Bids (RFQ/RFP): Internationally posted projects open to bid.

          .    Consulting Services

          . Product Showcase: Comprehensive resource for industry professionals with information on the latest products in the industry. Site editors act as independent third parties with objective analysis of products and their uses.

     . Suppliers: E-commerce centers where customers can make on-line purchases and gather information on other business services.

          . Storefronts: Where individual suppliers show products and services along with links to their home pages.

          . Business Service Centers: Access to business services from suppliers and advertisers.

 .    News and Analysis: Current news and commentary by the vertical trade community's editorial team. Includes feature articles and product case studies; daily update of press releases and news stories targeted to each respective industry.

 .    Resources: ''Freeware'' and demo-software download library, industry association guides, real-time discussion forums for industry professionals; bulletin boards; trade show information and other useful industry events.

 .    Career Center: Resume postings for job seekers, help-wanted listings, employer descriptions, recruiters centers and career support material.

 .    Training: Course directory with on-line registration, on-line classes and directory of class suppliers.

 .    ''Push'' Newsletters: Subscription-based e-mail services with specific content focus. Subscribers are able to receive e-mail-based newsletters on topics of interest to them.

 .    E-mail Service: Free e-mail accounts to users/registrants in each vertical trade community. The addresses are indicative of the specific vertical trade community (e.g., mark@poweronline.com). This service is provided by a third- party partner and will be supported by the sale of advertising on the e-mail pages.

FEATURES OF OUR STOREFRONTS

     The following are descriptions of the features that are available on a typical advertiser's storefront.

 .    Corporate Profile: Information on the advertiser's background and overview of its products.


 .    Contact Us: Enables buyers and specifiers to request further information via e-mail. Requests are often regarded as sales leads by advertisers. Requests are typically for product pricing and other inquiries about advertisers' products.

 .    Career Center: Advertisers list open employment opportunities.

 .    Purchase Online: Advertisers with e-commerce capabilities sell their products online.

 .    Associated Articles: Feature articles, case studies and other informational materials about the advertiser.

 .    Product Releases/More Products: New product announcements.

 .    Press Releases: Advertiser-issued press releases.

 .    Hyperlinked gateway into advertiser's Web site.

FEATURES OF OUR E-COMMERCE CENTERS AND CATALOGS

     The following are descriptions of the features that are available on a typical customer's e-commerce center.

 .    Company Logo and Introduction: Provides company and brand awareness.


 .    Catalog Features:

     .    Flexible catalog formats with search and browse capabilities

     .    Photos and product information

     .    Integrated shopping cart technology for on-line sales

 .    Online Auction Link: Provides access to additional sales outlet.

 .    Career Center Links: Provides cost-effective means of getting highly-
     job candidates.

 .    Hot Products: Introduces featured products to boost customer interest.

 .    Articles and Reviews: Provides customers product and company developments

OUR VIRTUAL OFFICE

     Our Virtual Office feature offers storefront advertisers the ability to monitor and evaluate storefront and e-commerce center activity. Advertisers can track the number of visitors and leads generated from a storefront or banner advertisement. E-commerce center advertisers can track orders, billing, shipping data, customer profiles and demographics. Virtual Office also serves as an inquiry management tool for advertisers.

MARKETING AND DISTRIBUTION ALLIANCES

     We have recently entered into the following alliances:

Microsoft Corporation

     On January 17, 2000, we entered into a binding letter agreement with Microsoft Corporation with respect to a strategic relationship. Under the terms of the letter agreement, we agreed with Microsoft to a three-year commercial relationship and an equity investment by Microsoft in VerticalNet.

     On March 29, 2000, we entered into a definitive agreement with Microsoft with respect to the commercial relationship. Our commercial relationship with Microsoft has a three-year term during which Microsoft will purchase from us, and then distribute to third party businesses, at least 80,000 of our storefronts and e-commerce centers. We will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft will pay us a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from us to business customers for the 12 month subscription period. For each customer, we will build the storefront or e-commerce center to be placed on one of our vertical trade communities. Our intent is that customers would purchase renewals of the storefront or e-commerce center and additional storefronts or e-commerce centers on our other vertical trade communities. If a customer then renews its storefront or e-commerce center beyond the initial 12 month period, we will pay an amount to Microsoft based on the aggregate amount of such renewals. We will also pay an amount to Microsoft based on the amount of sales of additional storefronts and e-commerce centers on other vertical trade communities. We will also pay to Microsoft an amount based on the amount of the revenues we receive from transactions that take place on the e-commerce centers distributed under the agreement. We will pay Microsoft an aggregate of $60 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral website and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed upon goals, additional amounts for advertising and promotional placements not to exceed $15 million in the aggregate.

     Microsoft will pay to us a portion of revenues from transactions that occur in The Microsoft Network and on Microsoft's bCentral website and originate via a link from our vertical trade communities or the VerticalNet home page. Microsoft will pay us an aggregate of $60 million during the term for advertising and promotional placements in our vertical trade communities. We will pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

     We will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate our vertical trade communities when appropriate and feasible. We will pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and the provision of Microsoft services.

     In connection with the strategic relationship, and in accordance with the letter agreement dated January 17, 2000, Microsoft will make an initial $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A 6% convertible redeemable preferred stock, which would be convertible into 1,151,080 shares of our common stock. Microsoft will be entitled to registration rights and will receive the right to nominate one member of our board of directors. In addition, Microsoft will receive warrants entitling Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share. The share numbers and the exercise price mentioned in this paragraph (along with other information in this report) are adjusted to reflect the split of our common stock to be effected on or about March 31, 2000. We expect that the equity investment by Microsoft in VerticalNet will close in late March or April of 2000.

Community of Science

     In December 1999, we created a strategic alliance with Community of Science, a company that operates a portal for scientists and researchers. Pursuant to the terms of a co-branding agreement, we have developed and currently host and maintain Web sites on behalf of Community of Science. Additionally, we made an $800,000 equity investment in Community of Science.

BioSupplies.com

     In December 1999, we created a strategic alliance with BioSupplies.com, an on- line marketplace for life-science research products. In accordance with the terms of a co-branding agreement, we have developed a BioSupplies branded version of LabX, our laboratory equipment auction community. Additionally, we have committed to make a $1.4 million equity investment in BioSupplies.

Neoforma.com

     In November 1999, we created a strategic alliance with Neoforma.com, a provider of business-to-business e-commerce services in the market for medical products, supplies and equipment. Pursuant to the terms of the agreement, our users have access to Neoforma's on-line medical product catalog, while Neoforma has access to our established sales force and e-commerce infrastructure. Additionally, we made a $2.0 million equity investment in Neoforma. In January 2000, Neoforma consummated an initial public offering of its common stock.

Zillacast.com

     In November 1999, we created a strategic alliance with Zillacast.com, a provider of business-to-business Web casting and streaming video services. Pursuant to the terms of the agreement, we have designed and developed and currently host a Web site where its users and clients can learn about the benefits of ZillaCast's services. Additionally, we made a $1.5 million equity investment in ZillaCast.

RealNames Corporation

     In November 1999, we entered into a two year marketing agreement with RealNames Corporation that requires us to pay a $10.0 million license fee over the term of the agreement. RealNames owns technology that simplifies Internet navigation for users by eliminating the need to know a specific URL address. In connection with the marketing agreement, RealNames agreed to purchase $8.0 million in newsletter sponsorships from us.

Tradex Technologies

     In May 1999, we entered into discussions with Tradex Technologies, Inc. regarding a possible licensing arrangement of its software technology as a platform to power our digital marketplaces. We were unable to reach mutual agreement with Tradex on certain terms of the licensing arrangement and a definitive agreement was never executed. However, in connection with our initial discussions with Tradex, we made a $1.0 million equity investment in Tradex in July 1999. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. On March 10, 2000, Ariba announced that it had completed the acquisition of Tradex. Pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex will be exchanged into approximately 283,153 shares of Ariba's common stock.

IBM Agreement

     In October 1999, we entered into an agreement with IBM pursuant to which we promote IBM products and services across approximately 50 vertical communities. IBM will work with its customers to create e-commerce solutions and integrate those solutions into VerticalNet's communities. The contract requires IBM to initially purchase 375 storefronts over a 12-month period.

Lycos Agreement

     We have entered into a one year co-branding agreement with Lycos, the owner and operator of a leading Internet search engine, to create co-branded versions of each of our vertical trade communities. Lycos will place links on the Lycos network to these co-branded sites and may place our original content on pages of its network. If Lycos places any of our original content on pages of the Lycos network, we will receive 30% of the net advertising revenue from such pages. We are paying Lycos $1.0 million for the integration of our vertical trade communities with Lycos's network and a click through fee for each user who clicks on one of the links to our vertical trade communities from the Lycos network. Additionally, each company will provide the other with $3.0 million in barter advertising during the term of the agreement.

Metropolis Agreement

     In June 1999, we entered into a three-year renewable co-branding agreement with Metropolis, a South African company that creates on-line communities throughout Africa, to create and operate at least ten vertical trade communities focusing on the African market. These Africa-focused vertical trade communities will contain our brand marks as well as those of Metropolis and will be either based on our vertical trade communities or newly created vertical trade communities. Metropolis paid us an initial set-up fee of $150,000 and an additional $850,000 for 195 storefronts to be placed on our vertical trade communities. Metropolis will pay us royalties for the use of our technology to operate the Africa-focused vertical trade communities.

CUSTOMERS

  As of December 31, 1999, nearly 1,795 companies, who have purchased over 2,900 storefronts, advertised in one or more of our vertical trade communities.

  Customers advertising on our vertical trade communities included:

  Asea Brown Boveri Ltd.
  Avnet, Inc.
  BetzDearborn Inc.
  Canon U.S.A., Inc., Semiconductor Equipment Division
  Caterpillar Inc.
  Culligan Water Technologies, Inc.
  Dresser Industries Inc., Instruments Division
  Rosemount Analytical Inc.
  FMC Corporation
  Graybar Electric Co., Inc.
  Hewlett-Packard Company
  Honeywell Inc.
  Ionics, Incorporated
  Kimberly-Clark Corporation
  Koch Industries, Inc.

  Lucent Technologies Inc.
  Microsoft Corporation
  Milltronics, Inc.
  Motorola, Inc.
  Nokia Group, Inc.
  Osmonics, Inc.
  Raytheon Company
  Richardson Electronics, Ltd.
  Schlumberger Industries, Inc.
  Siemens Microelectronics, Inc.
  U.S. Filter Corporation
  Visio Corporation
  Waterlink, Inc.
  Wheelabrator Air Pollution Control, Inc.
  Zurich-American Insurance Group

     During fiscal 1999, NECX transacted business with over 1,000 customers, many of which are large multinational electronic hardware manufacturers.

     For the years ended December 31, 1999, 1998 and 1997, no single customer accounted for more than 10% of our revenues.

SALES AND MARKETING

     Sales and Distribution

     We use a variety of programs to stimulate demand for our products, including telesales, a direct sales force and reseller arrangements with advertising agencies.

     Direct Sales: Our direct sales force targets organizations that sell the products and services that are utilized and purchased by the professionals that visit our vertical trade communities. As of December 31, 1999, we had 90 direct sales and support personnel. We often employ individuals with a background in advertising sales with trade publishing companies.

     Telesales: We currently maintain an in-house telesales group for use in customer prospecting, lead generation and lead follow-up. As of December 31, 1999, we had 28 people in our telesales group and we are expanding the products sold by the group, such as job listings and banner advertisements.

     International: We intend to market our products and services to international markets directly over the Internet, as well as through resellers and affiliate relationships. For the year ended December 31, 1999, we derived approximately 5% of revenues from international customers, including exchange sales. Approximately 44% of the visits to our vertical trade communities originated outside the United States in 1999. We believe that the large percentage of international users are attractive to advertisers who want to reach customers globally. We are pursuing the global market through joint ventures in Europe and Asia. Additionally, our exchange operations have sales offices in Ireland and Sweden.

     Marketing

     We use a variety of marketing programs to increase brand awareness. Our marketing goals are designed to create and enhance the awareness of each branded vertical trade community as a destination for professionals in each industry sector and to promote the VerticalNet brand with suppliers, media buyers and interactive services companies. Our marketing strategy for each contains a mix of print advertising, outbound e-mail, telemarketing, new media banner campaigns, trade shows and direct mail. We also participate in industry specific events, industry association activities and partnerships with interactive services companies. We believe that forming strategic marketing and distribution alliances with partners in the Internet, print publishing and industry associations will be important for rapid market penetration.

TECHNOLOGY

     VerticalNet Technology

     We have developed and implemented a broad array of technologies, including site management, search, customer interaction and transaction processing systems, using a combination of our own proprietary technologies and commercially available, licensed technologies. Approximately 20% of the technology we currently use is licensed technology; the remaining 80% is proprietary technology. We spent approximately $8.5 million in 1999, $1.4 million in 1998 and $711,000 in 1997 on product development. The amount for 1999 also includes internal software costs that were capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (see note 1 of the consolidated financial statements).

     For example, we developed an application available on our Web sites that allows our clients to track the success of their advertising campaigns. We also developed an application using the Microsoft Site Server Suite of development tools that allows clients to sell products over the Internet. Our current strategy is to license commercially available, non-strategic technology whenever possible rather than invest in internally developed systems. We expect that such technology will continue to be available at reasonable costs.

     The scalable structure of our hardware and software is designed to allow for rapid deployment of multiple vertical trade communities while maintaining desired user performance standards. In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies is important. Our template technology and component design allow for the addition, modification or replacement of Web site based applications in a cost-efficient and expeditious manner.

     We have engineered the production environment at VerticalNet to provide high availability through the use of redundant hardware and software where prudent. A load-balancer distributes the incoming Web traffic among the multiple servers. Additionally, firewall software is used to protect our Web servers from unauthorized access. Our production machines are located at Exodus Communications Inc., which provides professional data center hosting facilities and redundant high-speed Internet connectivity. Exodus provides around-the-clock monitoring and support, supplementing our system administrators.

     We have developed our own content and Web site management tools to facilitate the maintenance and updating of our vertical trade communities. Our Web site management tools allow our editors to update our Web sites from remote locations throughout the day.

     Through our acquisition of Isadra, we plan to offer a knowledge-based distributed catalog architecture. This architecture consists of a collaborative commerce hub, a distributed business publisher agent and an ontology tool. With the Isadra technology, we expect to be able to provide a fully scalable platform that avoids the keying of supplier product information to facilitate an aggregated catalog, and obtain real-time pricing and availability information.

     We continue to enhance the proprietary Training Intelligence Portal ("TIP") technology that we acquired in connection with the CertiSource purchase. This technology was designed to enable commerce between buyers and sellers of training products. The technology is backed by a Microsoft SQL Server V7 database.

     TIPs are deployed within enterprise class clients and automate the transactions associated with managing a training department and its training activities, including class and student scheduling, registrations, cancellations, confirmations, evaluation, billing, reporting and budgeting. The technology allows sellers of the training products to lower their client acquisition costs and better manage pricing and inventory. Suppliers are also able to use this system to analyze purchasing statistics associated with each client to determine and adjust their merchandising and pricing strategy.

     NECX Information Technology Infrastructure

     To date, NECX's technology efforts have focused on creating proprietary, best- in-class systems. NECX has devoted significant effort to develop an open, scalable technology platform that provides an easy-to-use experience for end-customers. NECX's technical environment consists of its Web site, sales force automation applications and back office business applications.

 .    Web site: NECX's Web site is an external customer-focused application. The site displays product content, manufacturer information, product descriptions, pricing and availability. The application also includes features such as a searchable catalogue for integrated circuits, computer products and peripherals; price trending (provides historical price information both numerically and graphically); and NetCall (enables users to immediately contact NECX's traders). Furthermore, users can send requests to buy and/or sell products to sales representatives who fulfill those requests The Web site can be found at www.NECX.com.

 .    Sales Force Automation: NECX uses proprietary technology to support our sales representatives and buyers. The software provides NECX with the ability to search global and in-stock product availability, view prices and match supply with demand. Users can select products, perform side-by-side comparisons, select alternatives, view product specifications and review similar transactions executed by NECX over the past ten years.

 .    Back Office: The back office technology solution is focused on business applications required to process customer, vendor and product data. To support logistics, NECX incorporates an in-house developed warehouse application, vendor provided shipping automation system and uses shipment and package tracking services of the major carriers.

 .    Development Plan: We have engaged Computer Sciences Corporation to work with NECX to design and integrate the next generation on-line platform for the electronic components industry. Computer Sciences Corporation will assist NECX in leveraging its back office and logistics infrastructure to operate a comprehensive open-market sourcing and trading solution. NECX expects to develop full on-line exchange capability which would integrate its current Web site, its existing trading system, Tradeum technology and components of the Oracle enterprise resource package system to provide a transaction capable solution for customers who wish to conduct spot and open market trading online. Trading formats will include catalog sales, auctions and reverse auctions and a dynamic bid/ask exchange. NECX's technology implementation plan calls for rolling out the on-line exchange in three phases over 18 to 24 months beginning in the second half of 2000. Additionally, NECX plans to develop a proprietary operations logistics system to improve its ability to monitor all aspects of shipping logistics, traffic control and customer service. This system will be integrated with the new trading platforms.

     Tradeum Technology

     Tradeum helps create optimal, real-time trading environments for the procurement of production or direct goods within a digital marketplace.

     Tradeum's principal product is Xchange Suite, an XML and Java-based commerce platform for building dynamic digital marketplaces that support multiple transaction types, including auctions, exchanges and catalogs. Xchange Suite enables multiple buyers, sellers and third parties to be matched real-time on a parameter-by-parameter basis within a marketplace. A number of patents are currently being prepared covering the architecture and detailed algorithmic innovations of Xchange Suite.

     Tradeum's solution is based on the Transaction Discovery(TM) model. Transaction Discovery(TM) enables trading parties within each marketplace to quickly find and transact the right bundle of products and services for their unique requirements - including product features, financing and logistics.

  Tradeum also provides its customers with a complete set of professional service offerings, including front-end design, implementation and integration services and back-end market hosting.

PROPRIETARY RIGHTS

     Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. Despite such protections, a third party could, without authorization, copy or otherwise appropriate information from our vertical trade community sites. Our agreements with employees, consultants and others who participate in development activities could be breached. If so, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     We rely upon license agreements for the majority of our content and technology. Such license agreements may not continue to be available to us on acceptable terms, or at all. We do not, however, believe that we are dependent upon any single licensor of technology or content.

     As of March 20, 2000, we own and use 22 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 23 applications for registration of various trademarks pending with the PTO. Outside of the United States, we own and use 6 trademarks registered with various foreign patent and trademark offices and have 26 applications pending with foreign patent and trademark offices. Generally, we cannot protect our Web addresses for our vertical trade communities as trademarks because they are considered "generic" under applicable law. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions.

     There have been substantial amounts of litigation in the computer industry regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, or we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or at all.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

     We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

     .  user privacy;
     .  freedom of expression;
     .  pricing;
     .  content;
     .  characteristics and quality of products and services;
     .  taxation;
     .  advertising;
     . intellectual property rights, including domain name policies; . access charges; and
     .  information security.

     In addition, the growth of the Internet and e-commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional consumer protection laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from e- commerce or otherwise adversely affect our business, financial condition and operating results.

     Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. Congress has recently enacted Internet laws regarding on-line copyright infringement, restrictions on access to materials deemed obscene or harmful to minors, and limitations on the online collection of personal information from children under 13. Although not yet enacted, Congress is considering laws regarding Internet commerce, content and access. The European Union enacted new privacy regulations in October 1998. These are recent enactments, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws that are not specifically directed to e-commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

     Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

     On February 8, 2000, the United States Federal Trade Commission ("FTC") commenced an informal inquiry into whether Doubleclick, Inc. had engaged in unfair or deceptive practices as a result of Doubleclick's collection and retention of information concerning Internet users. In addition, Doubleclick is the defendant in several state and federal lawsuits brought by consumers regarding Doubleclick's data collection and other business practices. We are not subject to an FTC inquiry or any suits brought by consumers similar to those brought against Doubleclick. We do, however, collect and retain some information from users and visitors to our sites. Accordingly, depending on how the Doubleclick matters are ultimately resolved, our future business practices may be materially affected, as will those of many other commercial Web site operators.

     We believe that our use of third party material on our vertical trade communities is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain.

     Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. In May 1997, however, the FCC confirmed that Internet service providers will continue to be exempt from interstate access charges. In August 1998, the Eighth Circuit Court of Appeals upheld the FCC's authority to maintain the exemption. If the FCC were to withdraw the exemption or take other action responding to telecommunications carrier concerns, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth in the use of the Internet. Any such legislation or regulation could materially adversely affect our business, financial condition and operating results.

COMPETITION

     The market for vertical trade communities is new and rapidly evolving. Competition for advertising, e-commerce and business users is intense and is expected to increase significantly in the future. Technological barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create vertical trade communities on the Internet are targeted advertising, services and features, real-time information access, quality sales leads, detailed user information, global reach and business user affinity and loyalty. Several companies are primarily focused on operating business-to-business trade communities on the Internet, but most existing on-line competition is ancillary to the traditional business of trade publishers, industry and trade associations and directory companies.

  We will likely face intensified competition in the future from various sources, including:

     .    traditional trade publishers--McGraw Hill and Reed Elsevier

     .    directory registry companies--Thomas Register

     . companies with broadbased strategies relating to the Internet--SAP and Oracle

     .    horizontal business to business companies--Ariba and Commerce One

     . vertical communities with one industry focus--SciQuest, Anderson Unicom Group

     .    vertical communities with multiple industry focus--Ventro

     . Internet holding companies--Internet Capital Group, CMGI, divine interVentures

     .    Internet electronic exchanges--Partminer, FastParts, Virtual Chip
          Exchange

     Further, our potential competitors may develop vertical trade communities that are equal or superior to ours. We also compete with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers and advertising revenue. We also compete with independent distributors that operate electronic exchanges.

     We believe that the principal competitive factors in attracting advertisers include the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by us. We believe that the number of business-to-business Internet companies relying on Internet-based advertising revenue will increase significantly in the future, which would increase pricing pressure on our advertising rates.

EMPLOYEES

     As of December 31, 1999, we had 669 employees, of which approximately 654 are located in the United States and approximately 15 are located outside of the United States. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of the persons who were serving as executive officers as of March 15, 2000.

NAME                                        AGE                                    POSITION
------------------------------------       ------       ---------------------------------------------------------------
Mark L. Walsh.......................           45       President, Chief Executive Officer and Director
Michael J. Hagan....................           37       Executive Vice President, Chief Operating Officer and Director
Gene S. Godick......................           34       Senior Vice President and Chief Financial Officer
Blair LaCorte.......................           37       Senior Vice President, Strategy and e-Commerce
James W. McKenzie, Jr...............           40       Senior Vice President, General Counsel and Secretary
Dean Sivley.........................           42       Senior Vice President, Product Development and e-Commerce

     Set forth below is biographical information about each of our executive officers.

     MARK L. WALSH has served as our President and Chief Executive Officer and as one of our directors since August 1997. Prior to joining us, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric's online service from 1994 to 1995. He also was the President of Information Kinetics, Inc., a venture capital backed interactive information company focusing on the recruitment and classified advertising market from 1993 to 1994. He received his MBA from Harvard Business School and B.A. from Union College of Schenectady, N.Y. He is the past chairman of the Interactive Services Association. Mr. Walsh was a board member of the Information Industry Association, a 500 member-company trade group for the business information market. Mr. Walsh also serves as a director of worldwideangler.com, Investors Broadcast Network, HiFusion.com and as an advisory board member of New York Times Digital and Net Gift Registry, LLC.

     MICHAEL J. HAGAN co-founded VerticalNet in 1995 and currently serves as our Executive Vice President and Chief Operating Officer. He also serves as one of our directors. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. He served at Merrill Lynch in the areas of finance, technology and accounting. Prior to that time, Mr. Hagan worked for Bristol Myers Squibb from 1988 to 1990. Mr. Hagan received a B.S. from St. Joseph's University and is a Certified Public Accountant. Mr. Hagan also serves on the board of directors of eVulkan, Inc. d/b/a beMANY!

     GENE S. GODICK has served as our Chief Financial Officer since June 1998 and as a Senior Vice President since October 1999. Prior to joining us, he worked from 1997 until 1998 as a senior manager at KPMG LLP, where he worked in their information, communications and entertainment practice, with a focus on high technology companies. During 1997, prior to joining KPMG LLP, Mr. Godick provided consulting services advising companies on financing and turnaround strategies. Prior thereto, Mr. Godick was hired in early 1994 as Chief Financial Officer of Industrial Construction, Inc., a privately owned environmental remediation firm, to help that firm remedy its financial problems. Industrial Construction began experiencing financial difficulty in late 1993 due to poor project management and a slowdown in the environmental remediation industry as a whole. Mr. Godick was President and Chief Financial Officer of Industrial from 1996 until 1997. Industrial filed for Chapter 7 bankruptcy in May 1997 after failing to achieve profitability or generate enough cash to continue operations. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP's Enterprise Group, which provided services to emerging growth companies in high technology, biotechnology and software. Mr. Godick also serves on the board of directors of Novasoft Information Technology Corp. and Internos Corporation. Mr. Godick received a B.S. from Villanova University and is a Certified Public Accountant.

     BLAIR LACORTE has served as our Senior Vice President of Strategy and e-Commerce since January 1999 and was a consultant for us between October 1998 and January 1999. From 1997 to 1998, Mr. LaCorte was the President of the Internet Technology Group and Senior Vice President of Partnerships at CADIS Inc., a software company specializing in e-commerce and procurement in business-to-business markets. From 1993 to 1997, Mr. LaCorte held positions at Autodesk where he founded three divisions, the last of which was Autodesk Data Publishing, an electronic business-to-business publisher of engineering graphics for design and procurement. Prior to his employment with Autodesk, from 1992 to 1993, Mr. LaCorte was Manager of Worldwide Strategy and Market Planning for Sun Microsystems, and a Senior Consultant at Gemini Consulting where he specialized in process engineering. In 1996, Mr. LaCorte was named one of the top ten business-to-business marketers of the year by Business Marketing and Advertising Age. He received a B.A. from the University of Maine, holds a FMP degree from General Electric and an MBA from the Amos Tuck School at Dartmouth College. Mr. LaCorte serves on the board of directors of DecisionPoint Systems, BrainPower and HotSamba, Inc.

     JAMES W. MCKENZIE, JR. has served as our Senior Vice President, General Counsel and Secretary since January 2000. From October 1995 to January 2000, Mr. McKenzie was a partner of Morgan, Lewis & Bockius LLP. Between October 1987 and September 1995, Mr. McKenzie was an associate of Morgan, Lewis & Bockius LLP. He received an A.B. from Dartmouth College, an MBA from The Wharton School at the University of Pennsylvania and a JD from the University of Pennsylvania Law School.

     DEAN SIVLEY has served as our Senior Vice President of Product Development and e-Commerce since November 1999. Prior to joining VerticalNet, Mr. Sivley was the President and Chief Executive Officer of Atlas Travel Technologies Inc., an Internet company for booking leisure vacation packages online, where he was employed between November 1997 and November 1999. From September 1995 to November 1997, he was the Vice President of Marketing and Chief Information Officer at Rosenbluth International. Prior to such time, Mr. Sivley held numerous operative positions with Duracell Batteries for over 14 years. Mr. Sivley received a B.S. from the University of Wisconsin - Parkside and an MBA with honors (Beta Gamma Sigma) from Columbia University.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in an office facility at 700 Dresher Road in Horsham, Pennsylvania, where we lease approximately 58,863 square feet for a monthly fee of $75,222 under a lease that expires in September 2009. The total obligation under the lease is approximately $9.0 million. We also lease sales and editorial offices in Parsippany, New Jersey; Washington, D.C.; Deerfield, Illinois; Palo Alto and San Francisco, California; Houston, Texas; Greensboro, North Carolina and Boulder, Colorado. NECX, our exchange operation, is headquartered in Peabody, Massachusetts where we lease approximately 51,800 square feet for a monthly fee of $100,000 under a lease that expires in December 2004. NECX also has sales offices in Sweden and Ireland.

     We maintain most of our computer systems in a leased Web-hosting facility in New Jersey. We entered into a one year services agreement relating to the facility that expires on July 31, 2000 for a monthly rent of $7,550.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS'

     Our common stock is traded on the Nasdaq National Market under the symbol "VERT." The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.


                                                    HIGH               LOW
                                                  --------           --------
FISCAL YEAR 1999
First Quarter (from February 11, 1999)             $27.13            $ 8.75
Second Quarter                                      35.00             14.17
Third Quarter                                       28.77             14.63
Fourth Quarter                                      86.00             19.86


     The prices above have been restated to reflect two separate two-for-one stock splits, each effected in the form of a stock dividend. The record dates for our stock splits were August 9, 1999 and March 17, 2000.

     At March 15, 2000, we had 245 shareholders of record.

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

During the fourth quarter, we sold the following unregistered securities pursuant to the following transactions:

     . On December 16, 1999, we issued $70.0 million of convertible notes to NECX Exchange Trust in exchange for assets acquired and liabilities assumed. These notes are convertible into our common stock based upon the average market price of our common stock during the 20 trading days immediately prior to the date on which the Securities and Exchange Commission declares effective a registration statement covering the shares of common stock underlying the notes. If these notes were converted on November 16, 1999, the date on which we signed the definitive agreement to acquire NECX, the notes would have converted into 2,008,738 shares of our common stock.

     . On December 29, 1999, we issued 76,600 shares of our common stock valued at $6.1 million in connection with the acquisition of TextileWeb, Inc., in exchange for the assets acquired and liabilities assumed.

     . On December 29, 1999, we issued 150,000 shares of our common stock valued at $12.0 million in connection with the acquisition of GovCon, Inc., in exchange for the assets acquired and liabilities assumed.

     These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribution and was afforded an opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

     On February 10, 1999, the Securities and Exchange Commission declared effective a registration statement (Commission file no. 333-68053) covering 16.1 million shares of our common stock in connection with our initial public offering. From the effective date of the registration statement to December 31, 1999, approximately $38.6 million and $19.6 million of the net proceeds were used for acquisitions of other businesses (including transaction costs) and working capital, respectively. The use of proceeds listed above is based on our reasonable estimates. The payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the related notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                                       JULY 28, 1995
                                                            Year Ended December 31,                   (INCEPTION) TO
                                                                                                       DECEMBER 31,
                                                  1999          1998          1997          1996           1995
                                              ------------  ------------  ------------  ------------  ---------------



                                                        (in thousands, except share and per share data)
Statement of Operations
 DATA:
Exchange sales transactions............       $    16,501   $        --   $        --   $        --       $       --
Cost of exchange transactions                      14,171            --            --            --               --
                                              -----------   -----------   -----------   -----------       ----------
 Net exchange revenue..................             2,330            --            --            --               --
Advertising and e-commerce
 revenues..............................            18,428         3,135           792           285               16
                                              -----------   -----------   -----------   -----------       ----------
Combined revenues......................            20,758         3,135           792           285               16
                                              -----------   -----------   -----------   -----------       ----------
Expenses:
 Editorial and
  operational  ........................             8,611         3,238         1,056           214               24
 Product development  .................             7,396         1,405           711           214               22
 Sales and marketing  .................            26,269         7,895         2,301           268              147
 General and
  administrative  .....................            11,887         3,823         1,388           291               33
 Amortization expense  ................             7,819           283            --            --               --
 In-process research and
 development charge ..................             13,600            --            --            --               --
                                              -----------   -----------   -----------   -----------       ----------
Operating loss  ......................            (54,824)      (13,509)       (4,664)         (702)            (210)
Interest, net and other
income  ..............................             1,344           (85)         (115)           (7)              (1)
                                              -----------   -----------   -----------   -----------       ----------
Net loss  ............................        $   (53,480)  $   (13,594)  $    (4,779)  $      (709)      $     (211)
                                              ===========   ===========   ===========   ===========       ==========
Basic and diluted net loss
 per share  ..........................             $(0.86)       $(1.32)       $(0.47)       $(0.07)          $(0.05)
Shares outstanding used in
 basic and diluted net loss
 per share calculation  ..............         62,391,416    10,282,200    10,107,460    10,334,592        4,386,716
Pro forma basic and diluted
 net loss per share(1)   ............              $(0.80)       $(0.32)       $(0.19)       $(0.05)          $(0.05)
Shares outstanding used in
 pro forma basic and
 diluted net loss per share
 calculation  .......................          66,658,742    42,541,956    24,737,304    13,305,136        4,386,716

----------
(1) Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from convertible preferred stock issued prior to our initial public offering as if converted at the original issuance date. All of such convertible preferred stock was converted into our common stock on the date of our initial public offering.

  The following balance sheet data is presented on an actual basis.

                                                                As of December 31,
                                           ------------------------------------------------------------

                                           ------------  --------------  ---------------  -------------
                                               1999           1998            1997            1996
                                           ------------  --------------  ---------------  -------------
                                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents  ...........      $ 14,254        $ 5,663          $   755           $ 329
Working capital (deficit)  ...........        69,878            938           (2,536)            150
Short-term investments................        44,131             --               --              --
Long-term investments.................        16,885             --               --              --
Other investments.....................         6,700             --               --              --
Total assets  . ......................       340,904         12,343            2,104             637
Short-term borrowings  . .............         1,372          2,288            2,651              --
Deferred revenues  . .................         9,768          2,177              710             216
Long-term debt, less current portion .       116,750          5,352              400             167
Total shareholders' equity (deficit)         178,397           (276)          (2,424)            105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW

     We currently own and operate 55 vertical trade communities on the Internet. We sell storefront and banner advertising and newsletter sponsorships on our vertical trade communities. The duration of storefront and banner advertisements is typically for a period of one year, although a few contracts are for multiple years. All advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that collection is reasonably assured. Revenues from newsletter sponsorships are recognized when the newsletters are e-mailed. As of December 31, 1999, we had approximately $9.8 million of deferred revenues.

     We also generate revenues from career, auctions, education services and e-commerce centers. We offer for sale to our visitors: books, software, videos, on-line classes and other goods offered by third party Web sites. Additionally, we offer auction sites with goods posted by inventory liquidators. We receive a portion of the revenue generated from the products sold on our commerce center storefronts and our auction sites.

     In 1999, we also entered into a number of strategic co-marketing agreements where we were responsible for creating co-branded sites. Revenues from the development of these sites are recognized as earned. Additional revenues from advertising and maintenance services are recognized as earned over the term of the contract.

     In December 1999, we acquired NECX, a business-to-buinsess market maker for the electronic components and hardware markets. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. The exchange operates quickly and anonymously to match buyers' and suppliers' needs, providing a solution to inventory imbalances that result from over-capacity or shortages within existing contractual relationships. Exchange revenues are recognized when products are shipped to customers. We reflect gross revenues and related product costs of exchange transactions in our consolidated financial statements since NECX takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, we believe that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business, and have presented this amount as a subtotal in the consolidated statements of operations.

     Although advertising revenues contributed the majority of our revenues for the year ended December 31, 1999, it is expected that net revenue from the exchange business will become a substantial portion of our total revenues in the future.

  We plan to expand and improve our e-commerce capabilities through:

     . selling goods and services promoted on our advertisers' storefronts and e- commerce centers;

     .    auctions;

     .    electronic marketplaces;

     .    additional exchanges; and

     .    selling goods and services from our proprietary virtual store.

     In these types of transactions, we receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment. To date, we have not derived a significant portion of our revenue from these types of transactions; however, this type of revenue sharing or commission sharing relationship is typical of e-commerce transactions and relationships on the Internet.

     We incurred net losses of approximately $53.5 million for the year ended December 31, 1999, $13.6 million for the year ended December 31, 1998 and $4.8 million for the year ended December 31, 1997. At December 31, 1999, we had an accumulated deficit of $72.8 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and an in-process research and development charge, and other costs incurred for the development of vertical trade communities and additional community features. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve profitability, it may not be sustained.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
1998

     Revenues. Combined revenues were $20.8 million for the year ended December 31, 1999 and $3.1 million for the year ended December 31, 1998. The increase in revenues was due primarily to an increase in (i) the number of storefronts from 1,300 as of December 31, 1998 to 2,900 as of December 31, 1999 and (ii) the number of vertical trade communities from 33 as of December 31, 1998 to 55 as of December 31, 1999. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the years ended December 31, 1999 and December 31, 1998. The operations of NECX, which was acquired in December 1999, contributed approximately $2.3 million of net exchange revenues for the fiscal year ended December 31, 1999. At December 31, 1999, we had deferred revenues of $9.8 million. We expect that net exchange revenue will begin to account for a substantial portion of our total revenues in the future.

     Editorial and Operational Expenses. Editorial and operational expenses consist primarily of Internet connection charges, cost of acquired content, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. Editorial and operational expenses were $8.6 million for the year ended December 31, 1999 and $3.2 million for the year ended December 31, 1998. From the year ended December 31, 1998 to the year ended December 31, 1999, expenses increased by $4.6 million for salaries and benefits of operating and editorial personnel and $800,000 for other related operating costs, including depreciation, direct product costs, internet connections, acquired content and other miscellaneous costs. Increases were primarily related to additional personnel required to maintain a larger number of vertical trade communities. We expect editorial and operational costs to increase as we continue to hire additional editors for new verticals and additional operational personnel to maintain the new features that are being added to our vertical trade communities.

     Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $7.4 million for the year ended December 31, 1999 and $1.4 million for the year ended December 31, 1998. From the year ended December 31, 1998 to December 31, 1999, expenses increased by $3.7 million for salaries and benefit costs, $1.3 million for consulting expenses and $1.0 million for other expenditures, including recruiting costs, depreciation, travel and other miscellaneous costs. This increase in expenses resulted primarily from increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of trade communities. Continued investment in product development is critical to attaining our goals and we expect product development expenses to increase significantly in the future. In 1999, we began capitalizing certain internal software development costs as required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising, travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $26.3 million for the year ended December 31, 1999 and $7.9 million for the year ended December 31, 1998. From the year ended December 31, 1998, expenses increased by $7.2 million for advertising including barter expense, $8.6 million for salary, commissions and benefits, and $2.6 million for travel and entertainment expenses (including tradeshow attendance) and other expenses, including depreciation, recruiting costs and other miscellaneous costs. This was primarily due to increasing the number of sales and marketing personnel, increased sales commissions and increased expenses related to promoting our vertical trade communities. NECX's operations contributed approximately $1.0 million to fiscal year end sales and marketing expenses related primarily to personnel and brand advertising. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales and marketing personnel for both our vertical trade communities and the newly acquired exchange operations. Additionally, we plan to focus heavily on branding and advertising for both our vertical trade communities and our exchange platforms.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business development personnel, as well as support services and professional service fees. General and administrative expenses were $11.9 million for the year ended December 31, 1999 and $3.8 million for the year ended December 31, 1998. Between December 31, 1998 and December 31, 1999, expenses increased by $2.0 million for salaries and benefits costs, $1.3 million for professional fees, $1.9 million for facility costs, $500,000 for depreciation and $2.4 million for other general and administrative costs including recruiting, bad debt, travel and entertainment and other miscellaneous costs. These increases were due primarily to increased staffing levels, higher facility costs, including supporting offices of newly acquired businesses, and professional fees to support the growth of our infrastructure. NECX's operations contributed approximately $1.2 million to general and administrative expenses, primarily in facility costs and salaries, for the year ended December 31, 1999. We expect to hire additional support personnel as we develop new vertical communities, expand business services and newly acquired businesses, specifically the exchange operations.

     Amortization Expense. Amortization expense consists primarily of goodwill resulting from acquisitions. Also included in amortization expense are the amortization of capitalized intangible assets such as covenants-not-to-compete, assembled workforces, strategic relationships and acquired technologies obtained from acquisitions. Amortization periods for goodwill range from 36 to 60 months due to constantly changing technology. Amortization expense was $7.8 million for the year ended December 31, 1999 and $283,000 for the year ended December 31, 1998. The increase in amortization expense is attributable primarily to the eleven acquisitions we completed during the year ended December 31, 1999. Amortization expense is expected to increase as we continue our acquisition strategy.

     In-Process Research and Development Expense. A one time non recurring charge of $13.6 million for in-process research and development was expensed in August 1999. The in-process research and development written-off relates to the acquisition of Isadra.

     Interest, Net. Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $85,000 (net of $212,000 of interest income) for the year ended December 31, 1998 and generated net interest income of $1.3 million (net of $2.1 million of interest expense) for the year ended December 31, 1999. The net increase is due to the higher investment balances held during fiscal year 1999 from cash raised in the initial public offering and our convertible debt offering. Interest expense increased during the period because of our outstanding convertible debt. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.

     Income Taxes. As of December 31, 1999, we had approximately $76.0 million of federal net operating loss carryforwards and $76.0 million of state net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carryforwards begin to expire in 2011 and our state net operating loss carryforwards begin to expire in 2002. Due to the change in our ownership interest in 1997 and 1998, our net operating loss carryforwards may be subject to certain limitations or annual restrictions. See note 14 of our consolidated financial statements for additional information regarding deferred tax assets and net operating loss carryforwards.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31,
1997

     Revenues. Combined revenues were $3.1 million for the year ended December 31, 1998 and $792,000 for the year ended December 31, 1997. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the years ended December 31, 1997 and December 31, 1998. At December 31, 1998, we had deferred revenues of $2.2 million.

     Editorial and Operational Expenses. Editorial and operational expenses were $3.2 million for the year ended December 31, 1998 and $1.1 million for the year ended December 31, 1997. From the year ended December 31, 1997 to the year ended December 31, 1998, expenses increased by $160,000 for cost of acquired content, $114,000 for depreciation and $1.5 million for salaries and benefits of operating and editorial personnel and $326,000 for other related operating costs. Increases were primarily related to additional personnel required to maintain a larger number of vertical trade communities.

     Product Development Expenses. Product development expenses were $1.4 million for the year ended December 31, 1998 and $711,000 for the year ended December 31, 1997. From the year ended December 31, 1997 to December 31, 1998, expenses increased by $340,000 for salaries and benefit costs and $349,000 for consulting and other expenditures. This increase in expenses was due to increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of trade communities.

     Sales and Marketing Expenses. Sales and marketing expenses were $7.9 million for the year ended December 31, 1998 and $2.3 million for the year ended December 31, 1997. From the year ended December 31, 1997 to December 31, 1998, expenses increased by $3.1 million for advertising including barter expense, $1.7 million for salary, commissions and benefits, and $800,000 for travel and entertainment expenses, including costs of attending trade shows. This was primarily due to increasing the number of sales and marketing personnel, increasing sales commissions and increased expenses related to promoting our vertical trade communities.

     General and Administrative Expenses. General and administrative expenses were $3.8 million for the year ended December 31, 1998 and $1.4 million for the year ended December 31, 1997. For the year ended December 31, 1997 to December 31, 1998, expenses increased by $1.5 million for salaries and benefit costs, $391,000 for professional fees, $353,000 for facility costs, $69,000 for depreciation and $87,000 for other general and administrative costs. These increases were due primarily to increased staffing levels, higher facility costs, including supporting offices of newly acquired business, and professional fees to support the growth of our infrastructure.

     Amortization Expense. Amortization expense was $283,000 for the year ended December 31, 1998. There was no amortization expense for the year ended December 31, 1997. Amortization expense consisted of goodwill for two acquisitions completed during the year ended December 31, 1998.

     Interest, Net. Interest income net of expense includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $85,000 (net of $212,000 of interest income) for the year ended December 31, 1998 and $115,000 (net of $11,000 of interest income) for the year ended December 31, 1997.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain results of operations data for the eight quarters ended between March 31, 1998 and December 31, 1999. The information for each quarter has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

                                                   THREE MONTHS ENDED

                          March 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                         ------------  ------------  --------------  -------------  -------------
                             1998          1998           1998           1998           1999
                         ------------  ------------  --------------  -------------  -------------
Exchange transaction
   sales...............  $        --   $        --     $        --    $        --   $         --
Cost of exchange
   transaction sales...           --            --              --             --             --
Net exchange
   revenues............           --            --              --             --             --
Advertising and
   e-commerce
   revenues............      377,371       587,422         897,006      1,272,970      1,933,779
Combined revenues......      377,371       587,422         897,006      1,272,970      1,933,779
Operating loss........    (2,008,935)   (2,885,803)     (3,454,845)    (5,159,421)   ( 5,756,404)
Interest income
   (expense)..........       (75,934)       14,291          76,809       (100,437)       147,646
                         ------------  -----------     -----------    -----------   ------------
Net loss  ............   $(2,084,869)  $(2,871,512)    $(3,378,036)   $(5,259,858)  $ (5,608,758)
                         ===========   ===========     ===========    ===========   ============

                                     THREE MONTHS ENDED

                           JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                         ------------  --------------  -------------
                             1999           1999           1999
                         ------------  --------------  -------------
Exchange transaction
   sales...............  $        --    $         --   $ 16,500,781
Cost of exchange
   transaction sales...           --              --     14,171,345
Net exchange
   revenues............           --              --      2,329,436
Advertising and
   e-commerce
   revenues............    3,551,180       5,182,495      7,761,031
Combined revenues......    3,551,180       5,182,495     10,090,467
Operating loss........    (7,475,444)    (26,296,357)   (15,295,909)
Interest income
   (expense)..........       714,733         469,546         12,308
                         -----------    ------------   ------------
Net loss  ............   $(6,760,711)   $(25,826,811)  $(15,283,601)
                         ===========    ============   ============

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, our primary source of liquidity consisted of cash and highly liquid, high-quality debt instruments resulting primarily from investing the proceeds of our initial public offering and our issuance of $115 million of convertible subordinated debentures. Our intent is to make such funds, the majority of which have maturities of less than one year, readily available for operating purposes. At December 31, 1999, we had cash and cash equivalents, short-term investments and long-term investments (including equity investments) totaling approximately $82.0 million compared to $5.7 million at December 31, 1998.

     Net cash used in operating activities was $16.8 million for the year ended December 31, 1999 compared to $11.7 million for the year ended December 31, 1998. Net cash used in operating activities consisted primarily of net operating losses and increases in accounts receivable and prepaid expenses, partially offset by a decrease in inventory and increases in deferred revenues, accrued expenses and accounts payable.

     Net cash used in investing activities was $142.4 million for the year ended December 31, 1999 and $2.9 million for the year ended December 31, 1998. Cash used in investing activities for the year ended December 31, 1999 included the purchase of marketable securities for $61.3 million (net of sales maturities), equity investments in strategic partners for $6.7 million, bank deposits for stand-by letters of credit for $3.7 million, capital expenditures of $5.4 million, cash used in acquisitions of $64.3 million and bridge financing to Isadra of $965,000.

     Net cash provided by financing activities was $167.8 million for the year ended December 31, 1999 compared to $19.5 million for the year ended December 31, 1998. Net cash provided by financing activities during fiscal 1999 resulted from our initial public offering, our debt offering and the exercise of stock options by employees. These amounts were partially offset by the repayment of a $2.0 million line of credit that was outstanding as of December 31, 1998 and principal payments on capital lease obligations and other term debt.

     In February 1999, we completed the initial public offering of our common stock, resulting in net proceeds of $58.3 million. In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning on March

27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On February 11, 2000, we filed a registration statement with the Securities and Exchange Commission covering the convertible subordinated debentures and the shares of our common stock underlying the debentures. Once the registration statement is declared effective, we may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date though September 26, 2002. If we were to redeem the debentures on March 31, 2000, we would be required to issue approximately 5,825,469 shares of our common stock and make an aggregate payment of approximately $13.7 million, excluding the semi-annual interest payment of approximately $3.0 million we made on March 27, 2000. In addition, we would write off the debt issuance costs carried on our balance sheet as a loss on the date of redemption. This amount approximated $3.7 million at December 31, 1999.

     Capital expenditures, including capital leases, were $5.4 million for the year ended December 31, 1999. These expenditures consisted primarily of the purchase of office furniture, computer hardware and communications equipment. It is expected that our capital expenditures will increase in the future as our growth continues. We have generally funded our capital expenditures through working capital and capital leases. We expect to continue to fund our capital commitments from working capital and capital leases. We have several capital leases with various financial institutions for computer and communications equipment used in our operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for our directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20% and we are required to make total monthly payments of approximately $158,000 under the terms of these agreements. At December 31, 1999, we also had aggregate capital lease commitments of approximately $3.1 million.

     In February 2000, NECX entered into a $33.0 million revolving line of credit. As of March 15, 2000, $370,000 was outstanding on the line of credit. The line of credit will be used for the working capital requirements of NECX, including funding any letters of credit needed for the business, and for its general operating capital needs. The line of credit is guaranteed by VerticalNet and is secured by a pledge of our ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to prime rate which, at March 15, 2000, was 8.75%. The line of credit has a term of one year.

     In January 2000, we entered into a binding letter agreement with Microsoft with respect to a strategic relationship. As part of the strategic relationship, Microsoft will make an initial $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A 6% convertible redeemable preferred stock, which would be convertible into 1,151,080 shares of our common stock. In addition, Microsoft will receive warrants entitling it to purchase 1.5 million shares of our common stock at an exercise price of $69.50 per share. The share numbers and the exercise price mentioned in this paragraph (along with other information in this report) are adjusted to reflect the split of our common stock to be effected on or about March 31, 2000. We expect that the equity investment by Microsoft in VerticalNet will close in late March or early April of 2000.

     In the course of our business, we enter into strategic relationships and marketing alliances with various companies. These relationships take several forms including co-marketing alliances and investments. In July and October of 1999, we made a $1.0 million investment in Tradex Inc. and a $2.0 million investment in Neoforma.com, Inc., respectively. At March 15, 2000, the aggregate market value of those investments was approximately $89.2 million. There can be no assurance that the market price of those investments will not decrease.

     In connection with the formation of VerticalNet Europe, we are obligated to contribute an aggregate of $7.0 million to the venture over the next two years. We anticipate making a net cash payment of $3.5 million in the second quarter of fiscal year 2000.

     We expect that NECX, Tradeum, the pending acquisition of RW Electronics and other acquisitions will have a negative impact on our liquidity and cash flow in the near term, as we integrate their businesses with ours and invest in the technology necessary to allow the businesses to operate in an on-line environment. We have retained Computer Sciences Corporation to assist NECX to design and integrate a scalable on-line exchange.

     As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. We can provide no assurance that we will be successful in obtaining such financing on acceptable terms or at all.

YEAR 2000 COMPLIANCE

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates. Most reports to date, however, have indicated that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries. It is also possible that errors or defects may remain undetected, or that dates other than January 1, such as February 29, 2000, may trigger Year 2000 type problems. As a result, although we have not experienced any significant Year 2000 problems to date, it is possible that we could face problems or disruptions during 2000. Any Year 2000 problems could cause difficulties accessing our Web sites thereby resulting in decreased sales of our products and services to our customers and damage to our reputation.

ACQUISITIONS

  We have pursued a strategy of growth by acquiring businesses and assets that we believe complement or enhance our existing operations. We use several criteria to evaluate prospective acquisitions including whether the business to be acquired:

     .  broadens the scope of services we offer;
     .  enhances our presence in existing or new markets;
     . offers technology that would assist us in better serving our clients; or . offers the opportunity to enhance revenues, especially in our e-commerce initiatives.

     In 1999, we consummated 11 acquisitions.

     Safety Online. In January 1999, we purchased the on-line business operated as ''safety online'' from Coastal Video Communication Corp. for $260,000 in cash and a $50,000 note, which was payable without interest on April 13, 1999. We also provided Coastal with an advertising commitment on our Web site, which was subsequently valued at $160,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $550,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Safety Online are not material to our consolidated financial position or results of operations. Safety Online is a vertical trade community serving professionals in the occupational health and safety industry.

     Oillink. In June 1999, we acquired certain assets, including the Oillink Web site, and assumed certain liabilities of a sole proprietor. We paid $225,000 in cash and issued 11,684 shares of our common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $504,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Oillink are not material to our consolidated financial position or results of operations. Oillink is a vertical trade community for professionals in the global oil and gas community, offering industry news, information and a number of on-line services.

     ElectricNet. In June 1999, we acquired certain assets, including the ElectricNet Web site, and assumed certain liabilities of a sole proprietor. We paid $975,000 in cash and issued 42,252 shares of our common stock valued at $825,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months. The results of operations from ElectricNet are not material to our consolidated financial position or results of operations. ElectricNet is a leading destination for electrical power industry professionals, offering information for the power transmission and distribution industry.

     Techspex. In June 1999, we acquired all of the outstanding capital stock of Techspex, Inc. for approximately $211,000 in cash and 179,988 shares of common stock valued at $3.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million was recorded as goodwill and is being amortized over 36 months. Techspex is the owner and operator of a vertical trade community in the machine tools industry. The Web site acts as a comprehensive source of information, interaction and e-commerce for the machine tools industry providing a searchable database of machine tools, dealers and tooling and accessory suppliers.

     LabX. In July 1999, we acquired all of the outstanding capital stock of LabX Technologies Inc. for $1.6 million in cash and 139,588 shares of common stock valued at $2.8 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $4.6 million was allocated among existing technology, a covenant not-to-compete and goodwill and is being amortized over their respective lives. LabX is the owner and operator of a vertical trade community focused on e-commerce of scientific and laboratory equipment. The Web site allows participants to communicate their buying and selling requirements for laboratory equipment.

     CertiSource. In August 1999, we acquired CertiSource, Inc. for approximately $476,000 in cash and 167,424 shares of common stock valued at $2.7 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair market value of the net assets acquired of approximately $3.4 million was allocated to a covenant not-to-compete and goodwill and is being amortized over 36 months. CertiSource is a leading on-line reseller of professional training products, classes and services.

     Industry On Line. In August 1999, we acquired Industry On Line, Inc. We paid $150,000 in cash, issued 13,952 shares of common stock valued at $251,000, and entered into an advertising contract with William Fields, the majority shareholder of Industry On Line, under which a business wholly owned by Mr. Fields was granted $140,000 of advertising rights on our Web sites. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $604,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Industry On Line are not material to our consolidated financial position or results of operations. Industry On Line is the owner and operator of a vertical trade community in the metal finishing industry.

     Isadra. In August 1999, we acquired all of the outstanding capital stock of Isadra, Inc. for $2.4 million cash, 2,000,000 shares of common stock valued at $37.8 million and options to purchase 81,526 shares of our common stock, that were valued at $1.5 million, at the date of the acquisition, using the Black-Scholes model. Prior to closing this transaction, we agreed to lend $1.0 million to Isadra to finance its operations through closing. The acquisition has been accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of the net assets acquired of approximately $43.9 million was allocated among existing technology, in-process research and development and goodwill. Isadra has developed e-commerce software for vertical industries.

     The write-off of in-process research and development related to the acquisition of Isadra totaled $13.6 million and was expensed as a one time non recurring charge. The allocation of $13.6 million represents the estimated fair value related to incomplete projects based on risk-adjusted cash flows. At the date of the acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Isadra was conducting development, engineering and testing activities associated with the completion of the following next generation technologies: CatSmart Business; Business Publisher; and C2 Hub/Server. The projects under development, at the valuation date, are expected to address emerging market demands for business-to-business e-commerce.

     At the acquisition date, the technologies under development were between 70 and 80 percent complete, based on project man-months and costs. Isadra had spent approximately $3.0 million on the in-process research and development and expected to spend approximately $1.0 million to complete the in-process research and development projects. Isadra anticipated that research and development related to these projects would be completed by early to mid-2000, after which time Isadra is expected to begin generating economic benefits from the value of the completed in-process research and development.

     In allocating the purchase price, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to in-process research and development were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the projected forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed and the associated risks.

     Aggregate revenue attributable to the in-process research and development projects was estimated to peak, as a percentage of total revenue, in 2000 and decline thereafter through 2003, the end of the estimated life of the in-process research and development, as new product technologies are expected to be introduced by Isadra. For the projects under development risk-adjusted discount rates of 50 percent were utilized to discount projected cash flows.

     NECX. In December 1999, we purchased substantially all of the assets of NECX.com LLC for $14.1 million in cash plus the issuance of convertible notes in the principal amount of $70 million. We also agreed to assume indebtedness of NECX, including a line of credit in the amount of $22.2 million and stockholder promissory notes in the aggregate principal amount of $10.0 million. The acquisition was accounted for as a purchase. The estimated excess of the purchase price over the fair value of the net assets acquired was approximately $120.0 million and was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $13.0 million, $2.5 million and $104.5 million, respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill is being amortized on a straight-line basis over 60 months.

     GovCon. In December 1999, we acquired GovCon, Inc. for approximately 150,000 shares of common stock valued at $12.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $12.0 million was recorded as goodwill and will be amortized over 36 months. The results of operations from GovCon are not material to our consolidated financial position or results of operations. GovCon is a Web site community for bidders on federal government contracts.

     TextileWeb. In December 1999, we acquired TextileWeb, Inc. for approximately 76,600 shares of common stock valued at $6.1 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $6.3 million was recorded as goodwill and will be amortized over 36 months. The results of operations from TextileWeb are not material to our consolidated financial position or results of operations. TextileWeb is a vertical trade community in the textile industry.

RECENT ACQUISITIONS

     RW Electronics. In February 2000, we signed an agreement to acquire RW Electronics for $10.0 million of cash and 720,642 shares of our common stock. Based on the average closing price of our common stock between February 16, 2000 and the day immediately preceding the date that a registration statement covering the common stock is declared effective by the Securities and Exchange Commission, we may be required to issue up to 366,702 additional shares of our common stock. We also agreed to assume certain indebtedness of RW Electronics, including a line of credit estimated as of March 15, 2000 to be approximately $21.0 million. RW Electronics operates an exchange in the electronic hardware market. The consummation of this transaction is subject to certain closing conditions. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired will be allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill.

     Tradeum, Inc. In March 2000, we acquired Tradeum, Inc. through a merger of VERT Acquisition Corp., a wholly-owned subsidiary of VerticalNet, with and into Tradeum. In connection with the merger, we issued approximately 4.0 million shares of our common stock for all of the outstanding shares and options in Tradeum. The merger will be accounted for as a purchase transaction. Tradeum is a development-stage company located in San Francisco, California and is engaged principally in the development of information technology designed to enable the building and hosting of business-to-business exchanges, auctions and sourcing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued SFAS No. 133, ''Accounting for Derivatives and Hedging Activities,'' which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently engage or plan to engage in derivative or hedging activities, there will be no impact to our results of operations, financial position or cash flows upon the adoption of this standard.

  In October 1999, the Chief Accountant of the Securities and Exchange Commission requested that the Financial Accounting Standards Board Emerging Issues Task Force (the "EITF") address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet businesses. The Securities and Exchange Commission identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (i) there appeared to be diversity in practice or (ii) the issues are not specifically addressed in current accounting literature or (iii) the Securities and Exchange Commission Staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the Securities and Exchange Commission, including those which address barter and revenue recognition, are potentially applicable to us. Although the EITF has begun to deliberate these issues, formal guidance has not been issued to date for the majority of them. In addition, in December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which is required to be implemented in the quarter ended March 31, 2000. We are currently analyzing the potential impact of SAB No. 101 on our revenue recognition policies. Although we believe our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensus reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or our formal implementation of SAB No. 101, will not result in changes to our historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in our consolidated financial statements.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

OUR LIMITED OPERATING HISTORY AND EVOLVING REVENUE MODEL MAKES IT DIFFICULT TO EVALUATE WHETHER WE CAN SUSTAIN AND GENERATE REVENUES.

     We launched our first vertical trade community in October 1995 and thus have a limited operating history. In addition, our revenue model is evolving, which, together with our limited operating history, makes evaluating our future prospects very difficult. Currently, our Internet-based revenues are generated primarily from the sale of advertising on our vertical trade communities. In the future, we expect to generate a greater percentage of our revenue from multiple sources, including e-commerce and business services. In particular, we expect that a significant percentage of our overall revenues will come from NECX. We may not be able to sustain our current revenues or successfully generate e-commerce or business services revenue. We also may not be able to integrate the revenue streams of NECX successfully into an e-commerce platform. If we do not sustain our current revenue or generate e-commerce or business services revenue, including revenue from exchange e-commerce applications, our business, financial condition and operating results will suffer.

WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     To date, we have not been profitable. We reported a net loss of $53.5 million for the year ended December 31, 1999. As of December 31, 1999, our accumulated deficit was $72.8 million. We expect to continue to incur significant losses in the foreseeable future. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE.

     Our limited operating history makes predicting our future operating results, including operating expenses, difficult. Some of our expenses are fixed, including non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate by reducing expenses in a timely manner. Our revenues may not grow or may not even continue at their current level. In addition, we plan to increase our operating expenses significantly to:

     .  launch additional vertical trade communities;
     .  increase our internal sales and marketing operations;
     .  enhance our technologies;
     .  develop and deploy our e-commerce initiatives;
     . design and integrate a scalable on-line exchange for NECX; . enter into additional sponsorship agreements;
     . broaden our customer support capabilities; and . pursue marketing and distribution alliances.

     We also expect our expenses to increase significantly due to the impact of amortization expense and other charges resulting from completed and future acquisitions. Leading Web sites, browser providers and other Internet distribution channels may also begin to charge us for providing access to our products and services. If any of these expenses are not accompanied by increased revenues, our business, financial condition and operating results would be harmed.

FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     We expect that our quarterly operating results will fluctuate significantly due to many factors, including:

     .  the seasonality of our revenues;

     . the uncertain adoption of the Internet as an e-commerce and advertising medium;
     .  dependence on development and adoption of the e-commerce market;
     .  the level of demand for our products and services;
     .  intense and increased competition;
     . our ability to develop, introduce and market new products and services, as well as enhancements to our existing products and services, on a timely basis;
     .  market conditions in the electronic components industry;
     .  the amount and seasonal nature of our electronic component sales;
     .  our dependence on content providers;
     .  license fees payable to content providers;
     .  uncertain acceptance of our Internet content;
     .  management of our growth; and
     .  risks associated with past and future acquisitions.

Many of these factors are beyond our control.

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these investments. Specifically, before the market value of these securities become readily determinable as a result of being tradable in a public market, they are carried on our balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, the accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of such securities, regardless of whether we sell or retain them. Our holdings in such securities are then marked to market at the end of each quarter. In addition, if the market value of an equity security in which we have invested becomes readily determinable and we sell the security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. There can be no assurance that we will realize any gain from our investments. Finally, if it is determined that a decline in the fair value of one of our investments is other than temporary, the investment may be deemed impaired and we would be required to write-down or write-off the carrying value of our investment. Such a result may be outside of our control and could adversely affect our stock price and business.

     Due to the limited history of businesses relying on the Internet as an advertising and commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful, and that such comparisons may not be accurate indicators of future performance. Additionally, if our operating results in one or more quarters do not meet the securities analysts' or our shareholders' expectations, the price of our common stock may fall. In addition, after our acquisition of NECX, quarterly fluctuations in exchange revenues may disproportionately affect our revenues, due to their substantial contribution to our overall revenues.

MARKETING AND DISTRIBUTION ALLIANCES MAY NOT GENERATE THE EXPECTED NUMBER OF NEW CUSTOMERS OR MAY BE TERMINATED.

     We use marketing and distribution alliances with other Internet companies to create traffic on our vertical trade communities and consequently, to generate revenues. These marketing and distribution alliances allow us to link our vertical trade communities to search engines such as those offered by Lycos. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' Web sites. These arrangements may not generate the expected number of new customers. We also may be unable to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on our vertical trade communities could decrease and cause revenues derived from our sales of advertising on co-branded pages to decrease.

     In June 1999, as part of our overall reconsideration of our portal alliances, we terminated a three-year sponsorship agreement with Excite, Inc. Additionally, in October 1999, we terminated our sponsorship agreement with Alta Vista. We are interested in entering into additional alliances with search engine providers to increase traffic to our vertical trade communities, but we cannot assure you that we will be able to enter into any new alliances. If we are unable to enter into new arrangements, the traffic on our vertical trade communities may not increase. Additionally, even if we are able to enter into additional alliances with search engines, these alliances may not necessarily increase the traffic on our vertical trade communities.

WE MAY ULTIMATELY BE UNABLE TO COMPETE IN THE MARKET FOR INTERNET PRODUCTS AND SERVICES, ADVERTISING AND E-COMMERCE.

     The market for Internet products and services, advertising and e-commerce is intensely competitive, evolving and subject to rapid technological change. We expect competition to intensify as current competitors expand their product and service offerings and new competitors enter the market. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. We compete for a share of a customer's advertising budget with on-line services and traditional off-line media, such as print publications and trade associations. Several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis.

     The market for e-commerce solutions in the electronic components industry, although at an early stage of development, is also intensely competitive, evolving and subject to rapid technological and other change.

     Our competitors in the electronic components industry vary in size and in the scope and breadth of the services and features offered and include:

     .  component manufacturers;
     .  franchised and independent distributors;
     .  other market makers;
     .  electronic components brokers;
     .  on-line catalog aggregators;
     .  on-line excess surplus auction companies;
     .  enterprise software companies;
     .  e-procurement providers; and
     .  vertical content providers.

We expect the intensity of competition to increase in the future as the amount of e-commerce transacted over the Internet grows. Increased competition may result in reduced margins and loss of market share, either of which could seriously harm our business.

     Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop Internet products or services that are superior to, or have greater market acceptance than, ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results may be negatively impacted.

WE MAY NOT REALIZE ANY RETURN ON OUR INVESTMENTS, AND MAY EVEN LOSE ENTIRE INVESTMENTS UNDERTAKEN IN CONNECTION WITH STRATEGIC RELATIONSHIPS.

     In connection with strategic relationships that we enter, we are increasingly asked to make equity investments in the companies with whom we form relationships. We may never realize any return on these investments, which generally exceed $1.0 million in each such instance. In fact, we may lose our entire investment, which would materially and adversely affect our business and financial condition. The success of any such investment is far from certain, given that our partners have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions of the investment (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of investments, rather than reinvesting those funds in our own business, may ultimately cause our business to suffer.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     We have made, and plan to continue to make, significant investments in complementary Internet and non-Internet traditional companies, technologies and assets. Acquisitions are subject to numerous risks including, without limitation, the following:

     . acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;
     . we may acquire companies in markets in which we have little experience; . we may not be able to retain key employees from acquired companies;
     . we may not be able to integrate the services, products and personnel of any acquisition successfully into our operations;
     . we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions;
     . we may not realize any return on our investment and may even lose our entire investment and incur significant additional losses;
     . our share price could decline following the market's reaction to our acquisitions;
     . our amortization expense will increase as a result of acquisitions; and . our interest deductions may be disallowed for federal income tax purposes.

THE INTEGRATION OF THE EXCHANGES INTO OUR OPERATIONS MAY NOT RESULT IN ADDITIONAL REVENUES.

     We believe our acquisition of NECX and other exchanges could result in substantially higher revenues for us. However, our ability to generate substantially higher revenues is dependent on our ability to integrate off-line exchange business with an on-line business. In the two-week period beginning with our December 16, 1999 acquisition of NECX and ending on December 31, 1999, NECX generated net revenues of approximately $2.3 million, all of which were attributable to its off-line market-making business. By comparison, VerticalNet generated net revenues of approximately $18.4 million in 1999, all of which were derived from on-line advertising and e-commerce arrangements.

     To integrate the exchange into our vertical trade communities, we have retained Computer Sciences Corporation to help design and build a new on-line exchange for NECX. We expect this project to be expensive and time-consuming. Customers who currently use NECX may no longer do so after the transition. There can be no assurance that this project will be completed at the cost and on the timeline that we currently contemplate. If we cannot integrate NECX's traditional off-line business effectively into our on-line solution, whether due to time, monetary or other limitations, or if we cannot retain existing customers and attract new ones, the potential to generate additional revenues through our exchange business may never be realized, which could adversely affect our business, financial condition and operating results.

OUR ON-LINE EXCHANGE MAY NOT BE SUCCESSFUL IF IT IS NOT ADOPTED BY A SIGNIFICANT NUMBER OF BUYERS AND SUPPLIERS.

     We are attempting to transition the off-line market-making business of NECX into an on-line exchange. If we do not successfully transition those buyers and suppliers who use NECX's off-line market-making business to an on-line exchange and attract a significant number of additional buyers and suppliers to an on-line exchange, our on-line exchange will not be widely accepted, which in turn would limit the growth of our e-commerce revenues and could adversely affect our business, financial condition and operating results. Whether we can retain and attract buyers and suppliers will depend in large part on our ability to design, develop and implement a secure, user-friendly application with features and functionality that buyers and suppliers find attractive in an e-commerce solution and that provides substantial value to its users over their traditional procurement methods. Even if and after we launch our on-line exchange, buyers and suppliers may continue purchasing and selling products through traditional procurement methods, rather than adopting an Internet-based solution. Buyers and suppliers also may not use our on-line exchange if they do not perceive it as a neutral marketplace that does not favor one participant over another.

THE ELECTRONICS INDUSTRY HAS HISTORICALLY EXPERIENCED CYCLES AND DOWNTURNS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     General economic downturns and business cycles have historically had an adverse economic effect upon participants in the electronics industry, including hardware and component manufacturers, distributors and market makers such as NECX and RW Electronics. In addition, lengthier life-cycles for existing electronic products and delays in new product development and introduction can affect demand for electronic hardware and components. If economic downturns or the cyclical nature of the electronic industry causes a reduction in the amount of electronic components bought and sold, our business, financial condition and operating results will be adversely affected.

IF WE ARE UNABLE TO MAINTAIN GROSS PROFIT MARGINS IN OUR EXCHANGE BUSINESS, OUR OPERATING RESULTS WILL SUFFER.

     Gross profit margins in our exchange business are affected by numerous factors, including the following:

     . component supply;
     . demand for components;
     . inventory levels held by electronic manufacturers and distributors; . component lead times;
     . product sales mix; and
     . our ability to purchase components at favorable prices.

     Many of these factors are beyond our control. To the extent any decrease in our gross profit margins is not accompanied by either a proportional increase in transaction volume or a proportional decrease in our operating expenses, our operating results, and thus our business, will suffer.

IF OUR ADVERTISING REVENUES DECLINE, OUR BUSINESS WOULD SUFFER.

     We currently rely on revenues generated from the sale of advertising on our vertical trade communities for a significant majority of our revenues. If we do not continue to increase advertising revenues and develop other sources of revenues, our business may suffer. Our ability to increase our advertising revenues depends on many factors, including without limitation:

     . advertisers' acceptance of the Internet as a legitimate advertising medium;
     . the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers; and
     . the expansion of our sales force.

Other factors could also affect our advertising revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet, which would impair our business, financial condition and operating results.

     Additionally, to some of our advertising customers, we provide extended payment terms over the customer's advertising contract. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cashflows may be negatively impacted. We also have barter arrangements where we provide banner advertisements and storefronts to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the year ended December 31, 1999, approximately $3.8 million, or 18.1%, of our reported revenue was generated by barter advertising arrangements.

THE SEASONALITY OF OUR ADVERTISING REVENUES AND USAGE CAUSES OUR OVERALL REVENUES TO FLUCTUATE.

     Some of our revenue is seasonal, which causes our revenues to be lower in the second and third quarters of each calendar year. As a result, after the announcement of our results for the second and third quarters of each calendar year, our stock price may be lower than at other times of the year. We experience seasonality in our advertising revenue because advertising and media buying tends to be highest in the first and fourth quarters of each calendar year. We also experience seasonality in our traffic. User traffic on our vertical trade communities and the Web sites of our partners is lower during the summer and year-end vacation and holiday periods, when business usage of the Web and our services typically declines. In addition, we anticipate seasonality in our exchange business, as sales of electronic components and hardware have historically been highest in the last quarter of the calendar year. Thus, quarterly fluctuations in exchange revenues may disproportionately affect our revenues because of their substantial contribution to our overall revenues.

CHANGES IN INDUSTRY ADVERTISING RATES COULD NEGATIVELY IMPACT OUR REVENUES.

     Changes in industry pricing practices for advertising rates could negatively impact our revenues in the future. Currently, we base our storefront advertising rates on a variety of factors, including:

     .  the maturity of the particular vertical trade community;
     .  the number of storefronts;
     . the amount of other advertising purchased; and . the length of the advertising contract.

     In the future, advertising rates may be based on different criteria matrices such as the number of sales inquiries generated or visitors sent from our vertical trade communities to advertisers' Web sites. These changes could negatively impact our revenues.

OUR INTERNET CONTENT MAY NOT ATTRACT USERS WITH DEMOGRAPHIC CHARACTERISTICS VALUABLE TO OUR ADVERTISERS.

     Our future success depends in part upon our ability to deliver compelling Internet content about various industries that will attract users with demographic characteristics valuable to our advertising customers. If we are unable to develop Internet content that attracts a loyal user base possessing demographic characteristics attractive to advertisers, it could impair our business, financial condition and operating results. In addition, we may be unable to anticipate or respond to rapidly changing buyer preferences to attract enough users to our vertical trade communities. Internet users can freely navigate and instantly switch among a large number of Web sites. Many of these Internet sites offer original content. It may therefore be difficult for us to distinguish our content and attract users.

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

THE LICENSE FEES WE PAY TO CONTENT PROVIDERS MAY INCREASE.

     If licensing fees to content providers increase, our business, financial condition and operating results may be negatively impacted. These license fees may increase as competition for such content increases. Our content providers may not enter into new agreements with us on terms similar to those in as our current agreements.

IF WE DO NOT DEVELOP THE "VERTICALNET" BRAND AND OUR VERTICAL TRADE COMMUNITY AND OTHER BRANDS, OUR ADVERTISING REVENUES COULD DECREASE.

     To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand, as well as the brands associated with each individual vertical trade community (e.g. wateronline.com) and our recent acquisitions, including NECX. If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers, which could result in decreasing advertising revenues. We believe that brand recognition will become more important in the future with the growing number of Internet sites. Our brand awareness could be diluted, which could impair our business, financial condition and operating results if users do not perceive our products and services to be of high quality.

WE MAY NOT DEVELOP SIGNIFICANT REVENUES FROM E-COMMERCE, WHICH COULD ADVERSELY AFFECT OUR FUTURE GROWTH.

     For the year ended December 31, 1999, approximately 6% of our revenues, including exchange revenues, were generated from e-commerce. If we do not generate increased revenue from e-commerce, our business, financial condition and operating results could be impaired. To generate significant e-commerce revenues, we will have to continue to build and acquire significant e-commerce capabilities.

     Recent acquisitions to enhance our e-commerce capabilities include NECX, Tradeum, Isadra, LabX, CertiSource and the pending acquisition of RW Electronics. These acquisitions may not meet our expectations.

IF WE ARE UNABLE TO PROVIDE OUR CUSTOMERS AND USERS WITH REAL-TIME ACCURATE PRODUCT INFORMATION, OUR E-COMMERCE STRATEGY WILL NOT SUCCEED.

     Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products, and to promptly update this information when it changes. We will not derive revenue from these products until this data is loaded in our database. Timely loading of these products in our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to load this data accurately in our product database, any of which could delay the actual loading of these products.

     In addition, we are generally obligated under our supplier agreements to load updated product data onto our database within a specified period of time following its delivery from the supplier. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may be less useful to our customers and users and may expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. This could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

IF OUR SUPPLIERS DO NOT PROVIDE TIMELY AND PROFESSIONAL DELIVERY OF PRODUCTS TO OUR CUSTOMERS, OUR BUSINESS WILL BE HARMED.

     We rely on our suppliers and manufacturers to deliver products to our customers in a professional, safe and timely manner. If our suppliers do not deliver the products to our customers in a professional, safe and timely manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.

WE MAY NOT BE ABLE TO EFFECT OUR GROWTH STRATEGY IF WE ARE UNABLE TO COMPLETE FUTURE ACQUISITIONS.

     We have been growing, and plan to continue to grow, our business through acquisitions. We may not be able to identify additional suitable acquisition candidates available for sale at reasonable prices or on reasonable terms. Even if we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business operation. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted.

OUR RAPID GROWTH MAKES MANAGING OUR GROWTH EFFECTIVELY DIFFICULT.

     We have rapidly and significantly expanded our operations and expect to continue to do so by adding new products, hiring new employees and acquiring new businesses. This growth has placed, and is expected to continue to place, a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we fail to implement systems, train and manage our employees or integrate our recent and future acquisitions successfully, our business, financial condition and operating results could be negatively impacted.

OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     A substantial portion of our current business is based upon international sales. We believe that our international sales will increase in the future. In addition, we purchase a substantial amount of components from entities based in foreign countries. We are subject to a number of risks and uncertainties associated with these international business activities. These risks and uncertainties generally include:

     . difficulties in the enforcement of contractual obligations and intellectual property rights, including licensing rights;
     .  currency exchange rate fluctuations and higher duty rates;
     .  unexpected changes in regulatory requirements;
     . tariffs, import and export controls and regulations and other trade barriers;
     . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
     . increased costs and difficulties in managing and staffing international operations;
     . compliance with applicable United States and foreign laws, especially import/export requirements;
     . potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     . the costs and burdens of complying with a wide variety of foreign laws and differing trade customs and practices;
     .  political instability; and
     .  potential transportation delays.

These factors may have a negative effect on current and future international operations and, consequently, on our business, results of operations and financial condition.

OUR INTERNATIONAL EXPANSION MAY MAKE IT MORE DIFFICULT TO MANAGE OUR BUSINESS.

     In February 2000, we announced the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc and Internet Capital Group and the formation of VerticalNet Japan, a joint venture with Softbank Commerce Corp. We intend to establish and promote European and Japanese business-to-business trade communities through these new joint ventures. In June 1999, we entered into a co-branding agreement with Metropolis Transactive (Proprietary) Limited, a South African company creating on-line marketplaces focused on the African market. We expect to further expand in international markets. To do so, we plan to establish international operations, hire additional personnel and establish relationships with additional suppliers and strategic partners. This expansion will require significant management attention and financial resources and could have a negative effect on our business, revenues, financial condition and results of operations. We may not be able to create or sustain international demand for our Internet-based, e-commerce business model and services. Even if we are able to identify appropriate international joint venture partners, we may not be able to negotiate the terms of the venture successfully, finance the venture or integrate the venture partner's business, products or technology into our existing business operation, or we may become dependent on our joint venture partners.

RISK OF FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS INCREASES WITHOUT BACK-UP FACILITIES.

     The performance of our computer and communications hardware systems is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our vertical trade communities to be unavailable to users may reduce the attractiveness of our vertical trade communities to advertisers, buyers and suppliers and could impair our business, financial condition and operating results. We maintain most of our computer systems in two Web-hosting facilities in New Jersey. We do not currently have back-up or redundant facilities for our computer systems. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

CAPACITY LIMITS ON OUR TECHNOLOGY, TRANSACTION PROCESSING SYSTEM AND NETWORK HARDWARE AND SOFTWARE MAY BE DIFFICULT TO PROJECT AND WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR SYSTEMS TO MEET INCREASED USE.

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

     Our acquisitions of Isadra and Tradeum, and their respective technologies, may not be successfully integrated into our existing technology. Additionally, we may be unsuccessful in utilizing Tradeum's technology to build the on-line platform for NECX.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH WE MAY NOT BE ABLE TO KEEP UP WITH IN A COST-EFFECTIVE WAY.

     Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing vertical trade community technology obsolete. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our vertical trade communities, by developing new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based e-commerce business model on a timely basis. Our success will depend, in part, on our ability to acquire or license leading technologies useful in our business, enhance our existing services and develop new services and technology that address the needs of our customers. We will also need to respond to technological advances and emerging industry standards in a cost-effective and timely basis.

WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN EASILY IDENTIFIABLE WEB ADDRESSES OR PREVENT THIRD PARTIES FROM ACQUIRING WEB ADDRESSES SIMILAR TO OURS.

     We currently hold various Internet Web addresses relating to our brands. These Web addresses include wateronline.com, wirelessdesignonline.com, pollutiononline.com and other Web addresses. We may not be able to prevent third parties from acquiring Web addresses that are similar to our addresses, which could impair our business, financial condition and operating results. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. The regulation of Web addresses in the United States and in foreign countries is subject to change. We may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

OUR INTERESTS MAY CONFLICT WITH THOSE OF INTERNET CAPITAL GROUP, OUR LARGEST SHAREHOLDER, WHICH MAY AFFECT OUR BUSINESS STRATEGY AND OPERATIONS NEGATIVELY.

     As a result of its stock ownership and board representation, Internet Capital Group, Inc. is in a position to significantly affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At March 15, 2000, Internet Capital Group beneficially owned 24,590,020 shares, or 33.5%, of our common stock. In addition, at March 15, 2000, Internet Capital Group owned warrants to purchase an additional 478,624 shares of our common stock and $5.0 million of our convertible subordinated debentures, convertible into 250,000 shares of our common stock. Two representatives of Internet Capital Group remain on our board of directors. We may compete with Internet Capital Group for Internet-related opportunities. Internet Capital Group seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

     Additionally, in order to avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities. If its ownership interest falls below 25%, Internet Capital Group may need to either liquidate its position entirely or purchase additional voting securities to return to an ownership interest of at least 25% in order to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could influence its decisions regarding actions that may otherwise be in the best interest of our public shareholders.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL WHO WE MAY NOT BE ABLE TO RETAIN, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL PERSONNEL TO MEET OUR HIRING NEEDS.

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. Only one member of our senior management has an employment agreement. We carry key person life insurance on certain, but not on all, of our senior management personnel.

     Our success also depends on having a highly trained technical staff, sales force and telesales group. Our telesales group was formed recently. We will need to continue to hire additional personnel as our business grows. A shortage in the number of trained technical salespeople could limit our ability to design, develop and implement our e-commerce solutions and other technology, increase sales in our existing vertical trade communities and sell as we launch new vertical trade communities.

     We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. Our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

OUR SUCCESS DEPENDS ON THE DEVELOPMENT OF THE E-COMMERCE MARKET, WHICH IS UNCERTAIN.

     Business-to-business e-commerce is a new and emerging business practice that remains largely untested in the marketplace and depends on the increased acceptance and use of the Internet as a medium of commerce. If e-commerce does not grow or grows more slowly than expected, our business will suffer. Our long-term success depends on widespread market acceptance of e-commerce.

     A number of factors could prevent such acceptance, including the following:

     . buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;
     . the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed ;

     . customers and suppliers may be unwilling use online vendors due to security and confidentiality concerns;
     . increased government regulation or taxation may adversely affect the viability of e-commerce;
     . insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times or inconsistent service quality;
     . adverse publicity and concerns about the security and confidentiality of e-commerce transactions could discourage its acceptance and growth;
     . lack of human contact that current traditional suppliers provide; and . lack of availability of cost-effective, high-speed Internet service.

ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

     The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has not yet fully occurred. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business, financial condition and operating results could suffer. No standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising and advertisers who are not currently advertising on the Internet may be reluctant to do so. Our business, financial condition and operating results would suffer if the market for Internet advertising fails to develop or develops slower than expected.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING E-COMMERCE.

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our e-commerce business. We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in on-line transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We do not currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information, or encryption, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers. However, we intend to license encryption technology to protect confidential transaction data.

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

LIMITED INTERNET INFRASTRUCTURE MAY AFFECT SERVICE.

     The accelerated growth and increasing volume of Internet traffic may cause performance problems, which would slow the adoption of our Internet-based purchasing solution. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce business model may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

     Proprietary rights are important to our success and our competitive position. As of March 20, 2000, we own and use 22 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 23 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of March 20, 2000, we own and use 6 trademarks registered with various foreign patent and trademark offices and have 26 applications pending with foreign patent and trademark offices. Although we seek to protect our proprietary rights, we may be unable to protect our trademarks and other proprietary rights adequately or to prevent others from claiming violations of their trademarks and other proprietary rights. Generally, our domain names for our vertical trade communities cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright and trademark protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

     We may be subject to legal claims relating to the content in our vertical trade communities, or the downloading and distribution of such content. For example, persons may bring claims against us if material that is inappropriate for viewing by young children can be accessed from our vertical trade communities. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided on our vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.

WE MAY BE EXPOSED TO PRODUCT LIABILITY AND OTHER COMMERCIAL CLAIMS.

     We face potential liability for claims based on the nature of the products that we sell and distribute, including those sales utilizing the Internet, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations and other commercial claims. Most of the manufacturers whose products we distribute have warranties on those products. We pass that warranty through to our customers whenever possible. However, in some instances we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. Although we maintain general liability insurance, our insurance may not cover some claims or penalties, is subject to policy limits and exclusions and may not adequately indemnify us or our employees from any civil, governmental or criminal liability. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, financial condition and operating results.

WE ARE SUBJECT TO GOVERNMENT REGULATION THAT EXPOSES US TO POTENTIAL LIABILITY AND NEGATIVE PUBLICITY.

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

     It is also possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet. These laws and regulations may, for example, cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, access charges and information security. The enactment of such laws could have a negative effect on our business, financial condition and operating results.

WE MAY NOT HAVE SUFFICIENT CASH FLOW TO SERVICE OUR DEBT.

     As of December 31, 1999, we had approximately $118.1 million in long term debt (including the current portion). Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments required as a result of our September 1999 offering of convertible subordinated debentures. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON OUR SHAREHOLDERS.

     We currently anticipate that the net proceeds of our September 1999 offering of debentures and the pending sale of our Series A 6% convertible redeemable preferred stock and a warrant to Microsoft, together with our existing borrowing arrangements, current investments (including equity interests in other entities) and other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future to fund rapid expansion, pursue customer sales and implementation, develop new or enhanced solutions and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, then the market price of our common stock could fall.

     As of March 15, 2000, the holders of up to approximately 43,891,632 shares of common stock and 790,416 warrants to purchase shares of common stock have demand and piggy-back registration rights. The exercise of such rights could adversely affect the market price of our common stock. In February 2000, we filed registration statements to register up to an aggregate of 7,801,316 shares of our common stock. We anticipate these registration statements to be declared effective in the second quarter of fiscal 2000. Those registration statements may be amended, prior to being declared effective, to register additional shares of our common stock. We have also filed a registration statement to register shares of common stock under our stock option and employee stock purchase plans. Shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

     VerticalNet is a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our articles of incorporation provide that our board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. The issuance of preferred stock and the existence of a classified board could make it more difficult for a third party to acquire us.

OUR COMMON STOCK PRICE IS LIKELY TO REMAIN HIGHLY VOLATILE.

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

     Factors that could cause such volatility may include, among other things:

     .  actual or anticipated variations in quarterly operating results;
     .  announcements of technological innovations;
     .  new sales models or new products or services;
     .  changes in financial estimates by securities analysts;
     .  conditions or trends in the Internet industry;
     .  changes in the market valuations of other Internet companies;
     .  failure to meet analysts' expectations;
     . announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;
     .  capital commitments;
     .  additions or departures of key personnel;
     .  sales of common stock; and
     . stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

     Many of these factors are beyond our control. These factors may cause the market price of our common stock to fall, regardless of our operating performance.

THE YEAR 2000 PROBLEM MAY STILL HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     We could possibly face problems or disruptions in our business as a result of the Year 2000 problem and are continuing to assess potential issues. It is possible that errors or defects remain undetected or that dates other than January 1 or February 29 trigger Year 2000 type problems. We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software and other equipment used internally. If our past and present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be harmed. If our Web-hosting facilities are not Year 2000 compliant, our production Web sites would be unavailable and we would not be able to deliver services to our users. If our production and operational facilities that support our Web sites are not Year 2000 compliant, small portions of our Web sites may become unavailable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment.

     As of December 31, 1999, our investments consisted of $14.3 million in cash equivalents, $44.1 million having a maturity of less than one year, and $16.9 million that had a maturity of greater than one year. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $544,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
  Independent Auditors' Report............................................  51
  Consolidated Balance Sheets at December 31, 1999 and 1998...............  52
  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997....................................................  53
  Consolidated Statements of Shareholders' Equity (Deficit) and
   Comprehensive Loss for the years ended December 31, 1999, 1998 and
   1997...................................................................  54
  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  55
  Notes to Consolidated Financial Statements..............................  56

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of VerticalNet, Inc.:

  We have audited the accompanying consolidated balance sheets of VerticalNet, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VerticalNet, Inc. and subsidiaries as a December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                  KPMG LLP

January 28, 2000
Philadelphia, Pennsylvania

                               VERTICAL NET, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1999          1998
                                                    ------------  ------------
                      Assets
Current assets:
  Cash and cash equivalents........................ $ 14,253,828  $  5,662,849
  Short-term investments...........................   44,131,135           --
  Accounts receivable, net of allowance for
   doubtful accounts of $2,084,573 in 1999 and
   $61,037 in 1998.................................   45,776,520     1,794,728
  Inventory........................................    5,509,525           --
  Prepaid expenses and other assets................    5,964,422       747,951
                                                    ------------  ------------
    Total current assets...........................  115,635,430     8,205,528
                                                    ------------  ------------
Cash-restricted....................................    4,789,261           --
Property and equipment, net........................   13,147,628     1,072,063
Goodwill, net of accumulated amortization of
 $7,322,829 in 1999 and $282,990 in 1998...........  159,253,441     2,451,991
Other intangibles, net of accumulated amortization
 of $779,513 in 1999...............................   18,670,487           --
Long-term investments..............................   16,885,183           --
Other investments (Note 7).........................    6,700,000           --
Other assets.......................................    5,823,062       613,393
                                                    ------------  ------------
    Total assets................................... $340,904,492  $ 12,342,975
                                                    ============  ============
  Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current portion of long-term debt................ $  1,372,255  $    288,016
  Line of credit...................................          --      2,000,000
  Accounts payable.................................   14,515,309     1,220,562
  Accrued expenses.................................   20,101,348     1,582,038
  Deferred revenues................................    9,768,394     2,176,585
                                                    ------------  ------------
    Total current liabilities......................   45,757,306     7,267,201
                                                    ------------  ------------
Long-term debt, net of current portion.............    1,749,935       351,924
                                                    ------------  ------------
Convertible notes (Note 10)........................  115,000,000     5,000,000
Commitments and contingencies (Note 11)
Shareholders' Equity (Deficit):
  Preferred stock $.01 par value, 10,000,000 shares
   authorized, 7,805,667 shares issued and
   outstanding in 1998.............................          --         78,057
  Common stock $.01 par value, 90,000,000 shares
   authorized, 72,120,866 shares issued in 1999 and
   10,537,516 shares issued in 1998................      721,208       105,374
  Common stock to be issued (Note 2)...............   99,545,663           --
  Additional paid-in capital.......................  151,874,747    19,487,338
  Deferred compensation............................     (600,942)     (594,033)
  Accumulated other comprehensive loss.............     (218,671)          --
  Accumulated deficit..............................  (72,772,767)  (19,292,886)
                                                    ------------  ------------
                                                     178,549,238      (216,150)
  Treasury stock at cost, 649,936 shares in 1999
   and 645,156 shares in 1998......................     (151,987)      (60,000)
                                                    ------------  ------------
    Total shareholders' equity (deficit)...........  178,397,251      (276,150)
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $340,904,492  $ 12,342,975
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                        ---------------------------------------
                                            1999          1998         1997
                                        ------------  ------------  -----------
Revenues:
  Exchange transaction sales..........  $ 16,500,781  $        --   $       --
  Cost of exchange transaction sales..    14,171,345           --           --
                                        ------------  ------------  -----------
    Net exchange revenues.............     2,329,436           --           --
  Advertising and e-commerce
   revenues...........................    18,428,485     3,134,769      791,822
                                        ------------  ------------  -----------
    Combined revenues.................    20,757,921     3,134,769      791,822
Costs and Expenses:
  Editorial and operational...........     8,611,317     3,237,971    1,055,725
  Product development.................     7,396,316     1,404,557      711,292
  Sales and marketing.................    26,268,370     7,894,662    2,300,365
  General and administrative..........    11,886,681     3,823,593    1,388,123
  Amortization expense................     7,819,351       282,990          --
  In-process research and development
   charge (Note 3)....................    13,600,000           --           --
                                        ------------  ------------  -----------
    Operating loss....................   (54,824,114)  (13,509,004)  (4,663,683)
                                        ------------  ------------  -----------
Interest and dividend income..........     3,448,034       212,130       10,999
Interest expense......................    (2,103,801)     (297,401)    (126,105)
                                        ------------  ------------  -----------
Interest, net.........................     1,344,233       (85,271)    (115,106)
                                        ------------  ------------  -----------
Net loss..............................  $(53,479,881) $(13,594,275) $(4,778,789)
                                        ============  ============  ===========
Basic and diluted net loss per share..  $      (0.86) $      (1.32) $     (0.47)
                                        ============  ============  ===========
Weighted average shares outstanding
 used in basic and diluted per-share
 calculation..........................    62,391,416    10,282,200   10,107,460
                                        ============  ============  ===========


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                     LOSS

                                                                                                      Accumulated
                      Preferred Stock        Common Stock       Common     Additional                    Other
                    --------------------  ------------------- Stock to be   Paid-In       Deferred   Comprehensive Accumulated
                      Shares     Amount     Shares    Amount    Issued      Capital     Compensation     Loss        Deficit
                    ----------  --------  ---------- -------- ----------- ------------  ------------ ------------- ------------
Balance, January
1, 1997..........      512,821  $  5,128  10,107,460 $101,074 $       --  $    978,884   $     --      $     --    $   (919,822)
Issuance of
Series B
preferred stock..    2,579,580    25,796         --       --          --     1,974,204         --            --             --
Issuance of
Series C
preferred stock..      154,861     1,549         --       --          --       198,451         --            --             --
Issuance of
warrants in
connection with
debt financing...          --        --          --       --          --        50,000         --            --             --
Net loss.........          --        --          --       --          --           --          --            --      (4,778,789)
                    ----------  --------  ---------- -------- ----------- ------------   ---------     ---------   ------------
Balance, December
31, 1997.........    3,247,262    32,473  10,107,460  101,074         --     3,201,539         --            --      (5,698,611)
                    ----------  --------  ---------- -------- ----------- ------------   ---------     ---------   ------------
Issuance of
Series D
preferred stock,
net of issuance
costs............    4,558,405    45,584         --       --          --    15,089,770         --            --             --
Issuance of
common stock as
consideration for
private
placement fees...          --        --      227,920    2,280         --       147,720         --            --             --
Issuance of fully
vested options to
non employees....          --        --          --       --          --        19,096         --            --             --
Shares issued as
consideration
for acquisitions..         --        --      193,416    1,932         --       158,362         --            --             --
Exercise of
employee stock
options..........          --        --        8,720       88         --         1,311         --            --             --
Unearned
compensation.....          --        --          --       --          --       669,540    (669,540)          --             --
Amortization of
unearned
compensation.....          --        --          --       --          --           --       75,507           --             --
Issuance of
warrants in
connection with
debt financing...          --        --          --       --          --       200,000         --            --             --
Net loss.........          --        --          --       --          --           --          --            --     (13,594,275)
                    ----------  --------  ---------- -------- ----------- ------------   ---------     ---------   ------------
Balance, December
31, 1998.........    7,805,667    78,057  10,537,516  105,374         --    19,487,338    (594,033)          --     (19,292,886)
                    ----------  --------  ---------- -------- ----------- ------------   ---------     ---------   ------------
Comprehensive
loss:
Conversion to
common stock.....   (7,805,667)  (78,057) 38,939,384  389,396         --      (311,339)        --            --             --
Sale of common
stock in initial
public offering
(Note 1).........          --        --   16,100,000  161,000         --    58,126,314         --            --             --
Common stock to
be issued (Note
2)...............          --        --          --       --   99,545,663          --          --            --             --
Notes converted
to common stock..          --        --    1,250,000   12,500         --     4,987,500         --            --             --
Exercise of
options..........          --        --    2,214,908   22,148         --     1,358,259         --            --             --
Shares issued
through employee
stock purchase
plan.............          --        --      143,122    1,430         --       571,068         --            --             --
Shares issued as
consideration
for acquisitions..         --        --    2,787,640   27,876         --    67,127,029         --            --             --
Exercise of
warrants.........          --        --      148,296    1,484         --        90,503         --            --             --
Unearned
compensation.....          --        --          --       --          --       438,075    (494,855)          --             --
Amortization of
unearned
compensation.....          --        --          --       --          --           --      487,946           --             --
Net loss.........          --        --          --       --          --           --          --            --     (53,479,881)
 Unrealized loss
 on securities...          --        --          --       --          --           --          --       (218,671)           --
 Comprehensive
 loss............
                    ----------  --------  ---------- -------- ----------- ------------   ---------     ---------   ------------
Balance, December
31, 1999.........          --   $    --   72,120,866 $721,208 $99,545,663 $151,874,747   $(600,942)    $(218,671)  $(72,772,767)
                    ==========  ========  ========== ======== =========== ============   =========     =========   ============
                                   Total
                               Shareholders'
                    Treasury      Equity      Comprehensive
                      Stock      (Deficit)    Income (Loss)
                    ---------- -------------- --------------
Balance, January
1, 1997..........   $ (60,000) $    105,264
Issuance of
Series B
preferred stock..         --      2,000,000
Issuance of
Series C
preferred stock..         --        200,000
Issuance of
warrants in
connection with
debt financing...         --         50,000
Net loss.........         --     (4,778,789)
                    ---------- --------------
Balance, December
31, 1997.........     (60,000)   (2,423,525)
                    ---------- --------------
Issuance of
Series D
preferred stock,
net of issuance
costs............         --     15,135,354
Issuance of
common stock as
consideration for
private
placement fees...         --        150,000
Issuance of fully
vested options to
non employees....         --         19,096
Shares issued as
consideration
for acquisitions..        --        160,294
Exercise of
employee stock
options..........         --          1,399
Unearned
compensation.....         --            --
Amortization of
unearned
compensation.....         --         75,507
Issuance of
warrants in
connection with
debt financing...         --        200,000
Net loss.........         --    (13,594,275)
                    ---------- --------------
Balance, December
31, 1998.........     (60,000)     (276,150)
                    ---------- --------------
Comprehensive
loss:
Conversion to
common stock.....         --            --
Sale of common
stock in initial
public offering
(Note 1).........         --     58,287,314
Common stock to
be issued (Note
2)...............         --     99,545,663
Notes converted
to common stock..         --      5,000,000
Exercise of
options..........         --      1,380,407
Shares issued
through employee
stock purchase
plan.............         --        572,498
Shares issued as
consideration
for acquisitions..        --     67,154,905
Exercise of
warrants.........     (91,987)          --
Unearned
compensation.....         --        (56,780)
Amortization of
unearned
compensation.....         --        487,946
Net loss.........         --    (53,479,881)
 Unrealized loss
 on securities...         --       (218,671)  $(53,479,881)
 Comprehensive
 loss............                                 (218,671)
                    ---------- -------------- --------------
Balance, December
31, 1999.........   $(151,987) $178,397,251   $(53,698,552)
                    ========== ============== ==============

         See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                                       ----------------------------------------
                                           1999           1998         1997
                                       -------------  ------------  -----------
Net loss.............................  $ (53,479,881) $(13,594,275) $(4,778,789)
                                       -------------  ------------  -----------
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
 Loss from disposal of fixed assets..         30,912           --         3,278
 Depreciation, amortization and other
  noncash charges....................      9,790,278       837,724      388,058
 In-process research and development
  charge.............................     13,600,000           --           --
 Change in assets net of effect of
  acquisitions:
 Accounts receivable.................     (8,031,734)   (1,058,461)    (428,669)
 Inventory...........................      1,894,778           --           --
 Prepaid expenses and other assets...     (1,944,568)   (1,085,213)    (143,420)
 Change in liabilities net of effect
  of acquisitions:
 Accounts payable....................      1,818,386       581,536      509,434
 Accrued expenses....................     12,486,254     1,403,491      135,057
 Deferred revenues...................      7,032,955     1,249,624      493,960
                                       -------------  ------------  -----------
Net cash used in operating
 activities..........................    (16,802,620)  (11,665,574)  (3,821,091)
                                       -------------  ------------  -----------
Cash flows from investing activities:
 Acquisitions, net of cash acquired..    (64,334,532)   (1,858,389)         --
 Loan to Informatrix prior to
  acquisition........................            --       (550,914)         --
 Purchase of investments.............   (195,042,538)          --           --
 Proceeds from sale and redemption of
  investments........................    133,782,760           --           --
 Restricted cash.....................     (3,719,097)          --           --
 Loan receivable.....................            --         (4,086)    (160,000)
 Bridge financing to Isadra prior to
  acquisition........................       (965,319)          --           --
 Purchase of equity investments......     (6,700,000)
 Capital expenditures................     (5,403,196)     (484,408)    (235,671)
                                       -------------  ------------  -----------
Net cash used investing activities...   (142,381,922)   (2,897,797)    (395,671)
                                       -------------  ------------  -----------
Cash flows from financing activities:
 Borrowings under line of credit.....            --      2,000,000    2,500,000
 Repayment of line of credit.........     (2,000,000)   (2,500,000)         --
 Loans from ICG......................            --      6,550,000    1,600,000
 Repayment of loans from ICG.........            --            --      (950,000)
 Repayment of loans from related
  parties............................            --       (100,000)         --
 Principal payments on obligations
  under capital leases...............       (903,428)     (189,005)     (48,834)
 Repayment of long-term debt.........       (603,261)      (32,852)      (9,139)
 Net proceeds from issuance of
  preferred stock....................            --     13,741,962    1,550,000
 Net proceeds from issuance of common
  stock in initial public offering...     58,459,305           --           --
 Net proceeds from convertible debt
  issuance...........................    110,870,000           --           --
 Proceeds from exercise of stock
  options and employee stock purchase
  plan...............................      1,952,905         1,399          --
                                       -------------  ------------  -----------
Net cash provided by financing
 activities..........................    167,775,521    19,471,504    4,642,027
                                       -------------  ------------  -----------
Net increase in cash.................      8,590,979     4,908,133      425,265
Cash and cash equivalents--beginning
 of period...........................      5,662,849       754,716      329,451
                                       -------------  ------------  -----------
Cash and cash equivalents--end of
 period..............................  $  14,253,828  $  5,662,849  $   754,716
                                       =============  ============  ===========
Supplemental disclosure of cash flow
 information:
Cash paid during the period for
 interest............................  $     300,806  $    199,016  $    52,925
                                       =============  ============  ===========
Supplemental schedule of noncash
 investing and financing activities:
 Equipment acquired under capital
  leases.............................  $   3,120,292  $    383,816  $   415,195
Issuance of common stock as
 consideration for acquisitions......  $  67,154,905  $    160,294  $       --
 Common stock to be issued as
  consideration for acquisitions.....  $  99,545,663  $        --   $       --
 Issuance of common stock as
  consideration for private placement
  fees...............................  $         --   $    150,000  $       --
 Issuance of warrants in connection
  with debt financing................  $         --   $    200,000  $    50,000
 Warrant exercises...................  $      91,987  $        --   $       --
 Liabilities assumed in conjunction
  with acquisitions..................  $  18,671,532  $        --   $       --
 Loans from ICG converted to
  preferred stock....................  $         --   $  1,550,000  $   650,000
 Notes converted to common stock.....  $   5,000,000  $        --   $       --
 Financing agreement for directors
  and officers liability insurance...  $     235,214  $        --   $       --

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Company

VerticalNet, Inc. ("VerticalNet" or the "Company") owns and operates vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as online professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and as of March 15, 2000 operates 55 vertical trade communities in eleven major industry groups: advanced technologies; communications; environmental; food and packaging; food service/hospitality; healthcare and science; manufacturing and metals; process; public sector; service; textiles and apparel.

Through the December 16, 1999 acquisition of NECX.com LLC ("NECX"), a business-to-business market maker for the electronic components and hardware market, the Company is also engaged in the sale of electronic hardware and components. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. NECX also has overseas subsidiaries in Sweden and Ireland that serve as sales offices to European exchange customers. NECX's functional currency is US dollars.

On February 17, 1999, the Company completed its initial public offering (the "IPO") of 16,100,000 shares of its common stock at $4.00 per share (on a post-split basis). Net proceeds to the Company were approximately $58.3 million (net of underwriters' commission and offering expenses of $6.1 million).

On July 21, 1999, the Board of Directors of the Company approved a two-for-one stock split of the Company's common stock. Shares resulting from the split were distributed on August 20, 1999 to shareholders of record at the close of business on August 9, 1999.

On January 20, 2000, the Board of Directors of the Company approved a two-for-one stock split of the Company's common stock to be distributed in the form of a stock dividend, payable on or about March 31, 2000 for shareholders of record at the close of business on March 17, 2000.

All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for these splits.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue and Editorial and Operational Expenses

Prior to the acquisition of NECX, the Company generated substantially all of its revenue from Internet advertising including the development of "storefronts" (Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites). The advertising contracts generally do not extend beyond one year,

                               VERTICALNET, INC.

although certain contracts are for multiple years. Advertising revenues are recognized ratably over the period of the advertising contract. In 1999, we also entered into a number of strategic co-marketing agreements where the Company is responsible for creating co-branded sites. Revenues from the development of these sites are recognized as earned. Additional revenues from advertising and maintenance services are recognized as earned over the term of the contract. Revenues from educational courses are recognized in the period in which the course is completed and revenues from the sale of books are recognized in the period in which the books are shipped. Auction revenues related to transaction fees are recognized at the time that the auction is successfully concluded. Web hosting revenues are recognized ratably over the period of service and web development fees are recognized as earned. All e-commerce revenues, whether transaction fees, a percentage of sale fee or a minimum guaranteed fee, are recognized when earned. Approximately $3.0 million and $1.0 million at December 31, 1999 and 1998, respectively, included in the accounts receivable balance, is unbilled due to customer payment terms.

Gross exchange transaction sales are comprised of product sales, net of returns and allowances. Product sales typically involve electronic components, computer products and connectivity equipment. Revenue is recognized when the products are shipped to customers. The Company reflects the gross revenue and related product costs of exchange transactions in its consolidated financial statements since it takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, management believes that the amount of net revenue, resulting from exchange transactions is an important performance measure for the exchange business and has presented this amount as a subtotal in the consolidated statements of operations. Net exchange revenues as shown in the Company's consolidated financial statements are gross exchange transaction sales less exchange transaction costs primarily consisting of resale inventory purchases and freight charges. The Company records a reserve for exchange sales returns at the time of shipment, based on estimated return rates.

Barter transactions are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the advertisements given based on historical cash transactions. Barter revenue is recognized when the advertising impressions are delivered to the customer and advertising expense is recorded when the advertising impressions or other advertising services are received from the customer. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the customer prior to receiving the advertising impressions or other advertising a prepaid expense is recorded. For the year ended December 31, 1999 and 1998, the Company recognized approximately $3.8 million and $650,000 of advertising revenues and $3.0 million and $498,000 of advertising expenses from barter transactions, respectively. For the year ended December 31, 1997, barter transactions were immaterial. The Company has recorded approximately $968,000 and $175,000 in prepaid expenses related to barter transactions as of December 31, 1999 and 1998, respectively.

Editorial and operational expenses primarily consist of Internet connection charges, depreciation, purchased content, salaries and benefits of operating and editorial personnel and other related operating costs and are recorded as incurred.

Product Development

Product development costs consist principally of salaries and related costs, which are charged to expense as incurred.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense, exclusive of barter advertising discussed above, was approximately $4.3 million, $1.9 million and $198,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               VERTICALNET, INC.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to a building lease agreement and standby letters of credit.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity (deficit). Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense, as incurred.

The Company holds equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method since ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investees. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

The Company has investments in companies whose results are not consolidated, but over whom the Company exercises significant influence, these investments are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, the Company's share of the earnings or losses of the investee is reflected in the Company's consolidated statements of operations.

Inventory

Inventory consists of NECX merchandise purchased for resale and is recorded at the lower of cost or market with the cost determined on the first-in, first-out basis.

                               VERTICALNET, INC.

Property and Equipment

Property and equipment are stated at cost, net of accumulated amortization and depreciation. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

   Computer equipment and purchased software.......................... 3-5 years
   Office equipment and furniture..................................... 5-7 years
   Trade show equipment...............................................   7 years
   Leasehold improvements.............................................   3 years

Internal Use Software

Under the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The carrying value of the software is regularly reviewed and a loss is recognized if the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. As of December 31, 1999, capitalized costs are not yet being amortized since projects are still in process.

Goodwill and Intangible Assets

Goodwill is amortized using the straight-line method from the date of acquisition over the period of the expected benefits, which ranges from three to five years. Other intangible assets resulting from the Company's acquisitions, including covenants not-to-compete, acquired technology, strategic relationships and acquired workforce, are also amortized using the straight-line method from the date of acquisition over the period of the expected benefits, ranging from at two to four years. The Company periodically assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows.

Debt Issuance Costs

Specific costs related to the convertible debt offering were capitalized upon issuance and are being amortized to interest expense using the effective interest rate method over five years. As of December 31, 1999, the remaining debt issuance costs are $3.7 million, classified in other assets on the balance sheet.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

                               VERTICALNET, INC.

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

Accounting for Impairment of Long-Lived Assets

The Company assesses impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. The amount of the impairment, if any, is measured based on projected discounted future cash flows.

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using available market information and valuation methodologies. The Company's financial instruments consist of cash, accounts receivable, accounts payable, capital leases and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, the Company believes the carrying values of these assets and liabilities, with the exception of the convertible notes, is a reasonable estimate of their fair market values at December 31, 1999 and 1998 due to the short maturities of such items. Based on their quoted market value as of December 31, 1999, the convertible notes are estimated to have an aggregate fair market value of approximately $487.6 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, marketable securities and trade receivables. The Company has not experienced significant losses related to cash and cash equivalents and marketable securities and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents. The Company's trade receivables from exchange sales are derived primarily from sales of electronic hardware products to a large number of customers worldwide. The Company establishes the allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. At December 31, 1999 less than 1% of receivables (denominated in U.S. dollars) is due from exchange customers whose economies are considered highly inflationary. The Company does not anticipate any losses from these receivables in excess of the provided allowances. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1999, 1998 and 1997.

Self Insurance

The Company is self-insured for certain losses related to employee medical benefits as of December 1999. The Company has purchased stop-loss coverage in order to limit its exposure. Self insurance losses are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At December 31, 1999, the accrued liability for self-insured losses included in other accrued expenses is $171,000.

Stock Options

Stock-based compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). For disclosure

                               VERTICALNET, INC.

purposes, pro forma net loss and loss per share data are provided in accordance with SFAS 123, Accounting for Stock-Based Compensation as if the fair value method had been applied.

Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares potentially could include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and the Company's convertible debt. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock to be issued upon the conversion of the convertible note given as consideration for the purchase of NECX was included in the calculation from the date of acquisition in December 1999 since the related securities were accounted for as equity.

Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the IPO as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations:

                                                   Year Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Weighted average shares outstanding basic and
 diluted.....................................  62,391,416 10,282,200 10,107,460
  Effect of convertible preferred stock......   4,267,326 32,259,756 14,629,844
                                               ---------- ---------- ----------
Pro forma weighted average shares
 outstanding.................................  66,658,742 42,541,956 24,737,304
                                               ========== ========== ==========

The following table sets forth the computation of net loss per share:

                                               Year Ended December 31,
                                        ---------------------------------------
                                            1999          1998         1997
                                        ------------  ------------  -----------
Basic and diluted net loss per share
Numerator: Net loss.................... $(53,479,881) $(13,594,275) $(4,778,789)
Denominator:
  Weighted average shares outstanding
   basic and diluted...................   62,391,416    10,282,200   10,107,460
Basic and diluted net loss per share... $      (0.86) $      (1.32) $     (0.47)
                                        ============  ============  ===========
Pro forma net loss per share
Numerator: Net loss.................... $(53,479,881) $(13,594,275) $(4,778,789)
Denominator:
  Pro forma weighted average shares
   outstanding basic and diluted.......   66,658,742    42,541,956   24,737,304
Basic and diluted net loss per share... $      (0.80) $      (0.32) $     (0.19)
                                        ============  ============  ===========

The conversion of outstanding options, warrants and subordinated convertible debt resulting in 17,583,787, 2,704,474 and 1,464,292 common stock equivalents would have been anti-dilutive and were excluded from the calculations for the years ended December 31, 1999, 1998 and 1997, respectively.

                               VERTICALNET, INC.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently engage or plan to engage in derivative or hedging activities, it is not anticipated that there will be any impact on our results of operations, financial position or cash flows upon the adoption of this standard.

In October 1999, the Chief Accountant of the Securities and Exchange Commission (the "SEC") requested that the Financial Accounting Standards Board Emerging Issues Task Force (the "EITF") address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because
(1) there appeared to be diversity in practice or (2) the issues are not specifically addressed in current accounting literature or (3) the SEC Staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC, including those which address barter and revenue recognition, are potentially applicable to the Company. Although the EITF has begun to deliberate these issues, formal guidance has not been issued to date for the majority of them. In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which is required to be implemented in the quarter ended March 31, 2000. The Company is currently analyzing the potential impact of SAB No. 101 on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or the Company's formal implementation of SAB No. 101, will not result in changes to the Company's historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the Company's consolidated financial statements.

(2) Acquisitions

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

In September 1998, the Company acquired all of the outstanding capital stock of Informatrix Worldwide, Inc. ("Informatrix") for 184,616 shares of the Company's common stock valued at $153,000. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired of approximately $903,000 was recorded as goodwill and is being amortized over 36 months. The purchase agreement also provided for the Company to issue up to 46,152 additional shares of the Company's common stock to the Informatrix shareholders in the event that Informatrix achieved certain sales targets through December 1998. Through December 31, 1998, the former shareholders of Informatrix earned, and the Company recorded, the issuance of 14,952 shares of common stock which was valued at $32,000. The additional consideration was accounted for as additional goodwill. Informatrix operates a vertical community in the property and casualty insurance industry that caters to risk managers, agents, brokers and other professionals in the insurance industry.

In January 1999, the Company acquired certain assets, including the Safety Online Web site, and assumed certain liabilities from Coastal Video Communications ("Coastal"). The Company paid $260,000 in cash, issued a

                               VERTICALNET, INC.

$50,000 note, to be paid within 90 days of the closing of the purchase, and provided the seller an advertising commitment on the Company's Web site valued at $160,000. As of December 31, 1999, the Company has paid the note to Coastal and has fulfilled approximately $104,000 of its advertising commitment to the seller. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $550,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Safety Online are not material to the Company's consolidated financial position or results of operations. Safety Online is a vertical trade community serving professionals in the occupational and safety industry.

In June 1999, the Company acquired certain assets, including the Oillink Web site, and assumed certain liabilities of a sole proprietor. The Company paid $225,000 in cash and issued 11,684 shares of its common stock valued at $250,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $504,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Oillink are not material to the Company's consolidated financial position or results of operations. Oillink is a vertical trade community for professionals in the global oil and gas community, offering industry news, information and a number of on-line services.

In June 1999, the Company acquired certain assets, including the ElectricNet Web site, and assumed certain liabilities of a sole proprietor. The Company paid $975,000 in cash and issued 42,252 shares of its common stock valued at $825,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1.9 million was recorded as goodwill and is being amortized over 36 months. The results of operations from ElectricNet are not material to the Company's consolidated financial position or results of operations. ElectricNet is a leading destination for electrical power industry professionals, offering information for the power transmission and distribution industry.

In June 1999, the Company acquired all of the outstanding capital stock of Techspex, Inc. ("Techspex") for $211,000 in cash and 179,988 shares of common stock valued at $3.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million was recorded as goodwill and is being amortized over 36 months. Techspex was the owner and operator of a vertical trade community in the machine tools industry. The Web site acts as a comprehensive source of information, interaction and electronic commerce for the machine tool industry providing a searchable database of machine tools, dealers and tooling and accessory suppliers.

In July 1999, the Company acquired all of the outstanding capital stock of LabX Technologies Inc. ("LabX") for $1.6 million in cash and 139,588 shares of common stock valued at $2.8 million. The common stock given as consideration was reduced by an illiquidity discount of 10% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $4.6 million was allocated to a covenant not-to-compete, existing technology and goodwill of approximately $350,000, $500,000 and $3.75 million, respectively. The covenant not-to-compete is being amortized on a straight-line basis over 24 months, the term of the covenant, while the existing technology and goodwill are being amortized on a straight-line basis over 36 months. LabX was the owner and operator of an Internet trading community focused on facilitating electronic commerce of scientific equipment on the Internet. LabX's Web site community allows participants to communicate their buying and selling requirements for laboratory equipment.

In August 1999, the Company acquired all of the outstanding capital stock of CertiSource Inc. ("CertiSource") for $476,000 in cash and 167,424 shares of common stock valued at $2.7 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.4 million was allocated to a covenant not-to-compete and goodwill of approximately $500,000

                               VERTICALNET, INC.

and $2.9 million, respectively. Both the covenant not-to-compete and goodwill are being amortized on a straight-line basis over 36 months. CertiSource provides registration services for technical and educational training courses, as well as related training products, consulting services and software. CertiSource also uses an Internet Web site to provide large corporations training management services including reporting and the coordination of private training events.

In August 1999, the Company acquired certain assets, including the Surface Finishing Web site, and assumed certain liabilities from Industry On Line, Inc. ("Industry On Line"). The Company paid $150,000 in cash and issued 13,592 shares of its common stock valued at approximately $251,000. The Company has also agreed to provide the seller an advertising commitment on the Company's Web site valued at $140,000. As of December 31, 1999, the Company has fulfilled approximately $67,000 of its advertising commitment to the seller. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $604,000 was recorded as goodwill and is being amortized over 36 months. The results of operations from Industry On Line are not material to the Company's consolidated financial position or results of operations. Industry On Line is the owner and operator of a vertical trade community in the metal finishing industry.

In August 1999, the Company acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million in cash, 2,000,000 shares of common stock valued at $37.8 million and 81,526 options to purchase VerticalNet common stock valued at $1.5 million at the date of acquisition using the Black-Sholes model. The common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 20% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. In connection with this transaction, the Company agreed to lend up to $1.0 million to Isadra prior to the closing of this transaction. As of the acquisition date, the Company had advanced Isadra $965,000. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill of approximately $13.6 million, $2.1 million, $500,000 and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached feasibility and had no alternative future use (see Note 3). The existing technology and assembled work force are being amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months. Isadra has developed e-commerce software for vertical industries.

In December 1999, the Company acquired substantially all of the assets and liabilities of NECX for approximately $14.1 million cash and $70.0 million of notes convertible into common stock. The notes were valued at the estimated fair value of the shares into which they are convertible, based on the average of the stock price for a few days before and after the transaction was announced on November 16, 1999. On the date of the definitive agreement, November 16, 1999, the notes were convertible into 2,008,738 shares of VerticalNet common stock valued at $99.5 million. Since the notes are required to be paid in common stock and it is the Company's intention to convert the notes once a registration statement is declared effective, the notes have been accounted for as common stock to be issued. Additionally, the Company assumed certain liabilities including, $10.0 million in debt and a $22.0 million line of credit which were paid in cash upon the transaction closing.

NECX was a privately held leader in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $120.0 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $13.0 million, $2.5 million and $104.5 million respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill are being amortized on a straight-line basis over 60 months.

                               VERTICALNET, INC.

In December 1999, the Company acquired certain assets, including the GovCon Web site, and assumed certain liabilities from GovCon, Inc. ("GovCon"). The Company issued 150,000 shares of its common stock valued at approximately $12.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $12.0 million was recorded as goodwill and is being amortized over 36 months. The results of operations from GovCon are not material to the Company's consolidated financial position or results of operations. GovCon is a Web site community for bidders on federal government contracts.

In December 1999, the Company acquired certain assets, including the TextileWeb Web site, and assumed certain liabilities from TextileWeb, Inc. ("TextileWeb"). The Company issued 76,600 shares of its common stock valued at approximately $6.1 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $6.3 million was recorded as goodwill and is being amortized over 36 months. The results of operations from TextileWeb are not material to the Company's consolidated financial position or results of operations. TextileWeb is a vertical trade community in the textile industry.

The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, BITC, Informatrix, Techspex, LabX, CertiSource, Isadra and NECX as if the acquisitions occurred on January 1, 1998, after giving effect to certain adjustments including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, BITC, Informatrix, Techspex, LabX, CertiSource, Isadra and NECX constituted a single entity during such periods.

                                                       Year ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Combined revenues.................................. $55,349,732  $42,625,594
   Net loss........................................... (89,180,374) (47,005,966)
   Net loss per share.................................       (1.35)       (3.15)

(3) In-Process Research and Development

The write-off of in-process research and development ("IPR&D") related to the acquisition of Isadra (discussed in Note 2) totaled $13.6 million which was expensed as a one time non recurring charge. The allocation of $13.6 million represents the estimated fair value related to incomplete projects based on risk-adjusted cash flows. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Isadra was conducting development, engineering and testing activities associated with the completion of the following next generation technologies: i) CatSmart Business; ii) Business Publisher; and iii) C2 Hub/Server. The projects under development, at the valuation date, are expected to address emerging market demands for business-to-business e-commerce.

At the acquisition date, the technologies under development were between 70 and 80 percent complete, based on project man-months and costs. Isadra had spent approximately $3.0 million on the IPR&D and expected to spend approximately $1.0 million to complete the IPR&D projects. Isadra anticipated that research and development related to these projects would be completed by early to mid-2000, after which time Isadra is expected to begin generating economic benefits from the value of the completed IPR&D.

In allocating the purchase price, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks.

                               VERTICALNET, INC.

The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed and the associated risks.

Aggregate revenue attributable to the IPR&D projects was estimated to peak, as a percentage of total revenue, in 2000 and decline thereafter through 2003, the end of the estimated life of the IPR&D, as new product technologies are expected to be introduced by Isadra. For the projects under development, risk-adjusted discount rates of 50 percent were utilized to discount projected cash flows.

(4) Property and Equipment

                                                            December 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
   Computer equipment and purchased software.......... $10,295,624  $1,475,773
   Office equipment and furniture.....................   2,695,007     225,658
   Trade show equipment...............................      40,587      40,587
   Leasehold improvements.............................   2,147,368      45,864
                                                       -----------  ----------
                                                        15,178,586   1,787,882
   Less: accumulated depreciation and amortization....  (2,030,958)   (715,819)
                                                       -----------  ----------
   Property and equipment, net........................ $13,147,628  $1,072,063
                                                       ===========  ==========

Amortization applicable to property and equipment under capital leases is included in depreciation expense.

(5) Intangible Assets

Intangible assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                           1999         1998
                                                       ------------  ----------
   Goodwill........................................... $166,576,270  $2,734,981
   Covenant not-to-compete............................      850,000         --
   Existing technology................................    2,600,000         --
   Assembled workforce................................    3,000,000         --
   Strategic relationships............................   13,000,000         --
                                                       ------------  ----------
                                                        186,026,270   2,734,981
   Less: accumulated amortization.....................   (8,102,342)   (282,990)
                                                       ------------  ----------
   Intangible assets, net............................. $177,923,928  $2,451,991
                                                       ============  ==========

Amortization expense was $7.8 million and $282,990 for the year ended December 31, 1999 and 1998, respectively.

                               VERTICALNET, INC.

(6) Investments
Investments are categorized as available-for-sale securities and summarized as follows:

                                             Gross      Gross
                                           Unrealized Unrealized
                                            Holding    Holding
                                  Cost       Gains      Losses    Market Value
                               ----------- ---------- ----------  ------------
Corporate Debt Obligations--
 maturity less than 1 year.... $23,221,249   $ --     $ (30,694)  $23,190,555
Corporate Debt Obligations--
 maturity between 1 and 5
 years........................  10,004,764     --       (64,131)    9,940,633
U.S. Government & Government
 Agency Obligations--maturity
 less than 1 year.............  21,008,976     --       (68,396)   20,940,580
U.S. Government & Government
 Agency Obligations--maturity
 between 1 and 5 years........   7,000,000     --       (55,450)    6,944,550
                               -----------   -----    ---------   -----------
                               $61,234,989   $ --     $(218,671)  $61,016,318
                               ===========   =====    =========   ===========

Investments are classified on the balance sheet as current assets of $44,131,135 and non-current assets of $16,885,183.

There were no investments held at December 31, 1998.

Proceeds from sales of securities available for sale were approximately $133.8 million for the year ended December 31, 1999. Gross losses were approximately $25,000 for the year ended December 31, 1999. Realized gains and losses are computed on a specific identification basis.

(7) Joint Ventures & Equity Investments

Joint Ventures

With the acquisition of NECX, the Company acquired an ownership interest in Electronic Commodity Exchange Asia Pte., Ltd. ("NECX Asia") and Asia Business Venture Holdings Pte., Ltd. ("Asia Business Venture"), both of which are joint ventures engaged in the distribution of electronic hardware. The following is a summary of the joint ventures:

                                                        Balance in
                                                       Other Assets
                                         Original    at December  31, Ownership
                                       Investment(1)       1999       Percentage
                                       ------------- ---------------- ----------
NECX Asia.............................   $542,610        $542,610         50%
Asia Business Venture.................    937,592         937,592          6

--------
(1) Original investment is based on fair value assumed on the date of the acquisition of NECX on December 16, 1999.

The Company accounts for its ownership in NECX Asia under the equity method. NECX Asia's total assets are approximately 2% of the Company's total assets at December 31, 1999 and its net loss is less than 2% of the Company's net loss for year ended December 31, 1999. The Company accounts for its minority interest in Asia Business Venture using the cost method and believes that there has been no impairment of its investment at December 31, 1999.

                               VERTICALNET, INC.

Equity Investments

In July 1999, the Company acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") at a cost of $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. On March 10, 2000, Ariba announced that it had completed the acquisition of Tradex. Pursuant to the terms of the Agreement and Plan of Reorganization, the Company's investment in Tradex will be exchanged into approximately 283,153 shares of Ariba's common stock (unaudited).

In October 1999, the Company acquired 352,112 shares of Neoforma's ("Neoforma") Series E preferred stock at a cost of $2.0 million. Additionally the Company entered into a co-marketing strategic alliance with Neoforma which includes a $2.0 million payment to the Company over the term of the agreement. In January 2000, Neoforma successfully consummated an initial public offering of its common stock, at which time our preferred stock holdings were converted to common stock on a one-for-one basis. The Company executed a six month lock up agreement in connection with Neoforma's IPO.

In November 1999, the Company acquired 630 shares of Zillacast Series A preferred stock at a cost of $1.5 million. Additionally the Company entered into a co-marketing strategic alliance with ZillaCast which includes a $750,000 payment to the Company over the term of the agreement.

In December 1999, the Company invested $1.4 million in BioSupplies.com ("BioSupplies"). The investment is held in escrow and will convert into equity of BioSupplies upon the terms defined in the agreement. Additionally the Company entered into a co-marketing strategic alliance with BioSupplies which includes a $890,000 payment to the Company over the term of the agreement.

In December 1999, the Company acquired 177,778 shares of Community of Science ("COS") Series A convertible preferred stock at a cost of $800,000. Additionally, the Company entered into a co-marketing strategic alliance with COS which includes a $725,000 payment to the Company over the term of the agreement. The Company has also purchased advertising services from COS for $200,000.

These investments are included in other investments in the accompanying financial statements and are accounted for under the cost method since the Company's ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investee.

(8) Line of Credit

As of June 1998, the Company reduced its line of credit with the bank from $2.5 million to $500,000. On November 25, 1998, the agreement was additionally amended allowing the Company to execute a $2.0 million note with the bank. The note had an interest rate of prime plus 1.5% and matured at the earlier of March 31, 1999 or the completion of the Company's next financing. In connection with the loan, the Company issued warrants to purchase 82,052 shares of the Company's common stock at an exercise price of $4 per share with an estimated fair value of $40,000 based on the Black-Scholes model. As of December 31, 1998, the outstanding balance for borrowings under this facility was $2,000,000 and the weighted average interest rate for the year ended December 31, 1998 was 10%.

Upon the completion of the IPO in February 1999, the line of credit was reduced back to $500,000 and subsequently expired on June 30, 1999.

In February 2000, NECX entered into a $33.0 million revolving line of credit. Under the terms of the loan agreement, NECX is required to satisfy certain financial covenants, which include: minimum tangible net worth, limits on capital expenditures and the maintenance of a minimum cash or short term investment balance of $20.0 million required by

                               VERTICALNET, INC.

the Company. The line of credit is guaranteed by the Company and is secured by a pledge of the Company's ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to the prime rate, which, as of March 15, 2000, was 8.75%. The commitment fee to originate the loan was $165,000. NECX must pay an additional fee of .375% per annum on any unused portion of the line (unaudited).

(9) Accrued Expenses

                                                             December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------- ----------
   Accrued compensation and related costs.............. $ 5,775,700 $  454,230
   Accrued professional fees...........................     950,042    269,500
   Accrued marketing costs.............................         --     446,334
   Accrued acquisition and debt offering costs.........   7,692,824        --
   Accrued payable to training suppliers...............     767,889        --
   Accrued interest payable on convertible notes.......   1,587,945        --
   Accrued withholding on employee exercise of non
    qualified stock options............................   1,010,171        --
   Other...............................................   2,316,777    411,974
                                                        ----------- ----------
                                                        $20,101,348 $1,582,038
                                                        =========== ==========

(10) Long-term Debt and Convertible Notes

                                                            December 31,
                                                       ------------------------
                                                           1999         1998
                                                       ------------  ----------
   Capital leases..................................... $  3,122,190  $  639,940
   Convertible notes..................................  115,000,000   5,000,000
                                                       ------------  ----------
                                                        118,122,190   5,639,940
   Less: current portion..............................   (1,372,255)   (288,016)
                                                       ------------  ----------
   Long-term debt..................................... $116,749,935  $5,351,924
                                                       ============  ==========

On September 27, 1999, the Company completed the sale of $100.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $96.3 million. Additionally, on October 12, 1999, the over-allotment option on the convertible debt offering was exercised in full, resulting in additional convertible debt of $15.0 million and net proceeds of $14.6 million to the Company. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures are convertible into shares of the Company's common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On February 11, 2000, the Company filed a registration statement with the Securities and Exchange Commission covering the convertible subordinated debentures and the shares of its common stock underlying the debentures. Once the registration statement is declared effective, the Company may redeem the debentures if the price of the Company's common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before the Company mails notice that the Company intends to redeem the debentures. If the Company redeems the debentures, the Company must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date through September 26, 2002.

If the Company were to redeem the debentures on March 31, 2000, the Company would be required to make an aggregate payment of $13.7 million, excluding the semi-annual interest payment of $3.0 million the Company made on March 27, 2000.

                               VERTICALNET, INC.

In addition, the Company would write off the debt issuance costs carried on the balance sheet as a loss on the date of redemption. This amount approximated $3.7 million at December 31, 1999.

In February, March and April 1998, Internet Capital Group lent an aggregate of $1,550,000 to the Company, also at a rate of 9.5%. These amounts were converted to Series D preferred stock in May 1998 (Note 12).

In May 1998, the Company repaid their outstanding term note with the bank and three unsecured term notes due to shareholders.

On November 25, 1998, Internet Capital Group lent and certain holders of the Series D preferred stock (the note holders) lent the Company $5.0 million in the form of convertible notes. The note holders converted the $5.0 million in convertible notes at the initial public offering into 1,250,000 shares of common stock. In connection with the notes, the Company issued warrants to purchase 328,204 shares of the Company's common stock with an estimated fair value of $160,000 based on the Black-Scholes model at an exercise price of $4.00 per share.

The Company has several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from three to five years. Additionally, the Company has an insurance premium financing agreement for directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20%. At December 31, 1999 and 1998, the book value of assets held under capital leases were approximately $2.8 million and $518,000, respectively, and the aggregate remaining minimum lease and financing agreement payments at December 31, 1999 were approximately $3.5 million including interest of approximately $417,000.

At December 31, 1999, long-term debt will mature as follows:

   2000............................................................ $  1,372,255
   2001............................................................    1,145,113
   2002............................................................      588,952
   2003............................................................        5,898
   2004............................................................  115,006,760
   2005............................................................        3,212
                                                                    ------------
       Total....................................................... $118,122,190
                                                                    ============

(11) Commitments and Contingencies

In January 1999, the Company entered into a one-year agreement with Compaq Computer Corporation ("Compaq") and its Internet Web site known as AltaVista. The agreement provides for the Company and AltaVista to sponsor and promote 31 co-branded Web pages. The agreement requires the Company to pay Compaq $1.0 million over the term of the agreement based on the number of advertising impressions delivered. Such amount will be charged to expense as AltaVista provides the advertising impressions. As of December 31, 1999, no payments have been made to AltaVista. In addition, each company will provide the other with $300,000 in barter advertising during the term of the agreement. Both parties have satisfied their barter advertising obligation under this agreement. In October 1999, the agreement with AltaVista was terminated and the Company was relieved of further obligations.

In August 1999, the Company entered into a one-year agreement with Lycos. The agreement provides for the Company and Lycos to sponsor and promote co-branded sites. The agreement requires the Company to pay Lycos $1.0 million over the term of the agreement based on agreed upon dates and impressions delivered. As of December 31, 1999, the Company has made a payment of $500,000 to Lycos. In addition, each company

                               VERTICALNET, INC.

committed to provide the other with $1.0 million in barter advertising during the term of the agreement. With the exception of approximately $17,000 in services due to Lycos, both parties have satisfied their barter advertising obligation under this agreement as of December 31, 1999. In January 2000, the contract was modified to increase the barter advertising during the term of the agreement to $3.0 million.

In November 1999, the Company entered into a marketing contract with RealNames Corporation ("RealNames") which requires the Company to pay a $10 million platform license fee in equal quarterly payments over a two year contact period. An additional fee of $.10 per visit is also required if aggregate visits reach specified levels. In November 1999 RealNames also entered into a two-year contract with the Company for $8 million in newsletter advertising. RealNames will pay the contracted amount in equal monthly payments over the contract life. For the year ended December 31, 1999, the Company recognized $333,000 of revenue and $513,000 of expense related to the RealNames contracts.

The Company has entered into non-cancelable obligations with several content service providers and Internet search engines. Under these agreements, exclusive of the Lycos and RealNames agreements discussed above, the Company's commitments are as follows:

   2000................................................................ $560,500
   2001................................................................  123,500
   2002................................................................   50,000

In April 1999, the Company entered into a 10 year lease for its headquarters commencing in July 1999. According to the terms of the lease agreement, the Company is required to maintain certificates of deposit for an agreed upon amount in an escrow account. The certificates of deposit with an aggregate balance of $1,220,261 were issued in June 1999 and will mature in five equal installments of $244,052 on August 1, 2000 and the four subsequent years thereafter. The certificates of deposit are classified as a long-term asset included in cash restricted on the accompanying consolidated balance sheet.

Future minimum lease payments as of December 31, 1999 for the Company's facility leases are as follows:

   2000.............................................................. $2,700,000
   2001..............................................................  2,700,000
   2002..............................................................  2,300,000
   2003..............................................................  2,100,000
   2004..............................................................  2,100,000
   Thereafter........................................................  4,300,000

Rent expense under noncancelable operating leases was approximately $1.3 million, $336,000 and $81,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(12) Capital Stock

At December 31, 1999, the Company's restated Articles of Incorporation provides the Company with the authority to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

                               VERTICALNET, INC.

Preferred Stock

In September 1996, the Company sold 512,821 shares of Series A preferred stock (Series A) for $1.0 million. In July 1997, the Company sold 2,579,580 shares of Series B preferred stock (Series B) for $2.0 million. In October 1997, the Company sold 154,861 shares of Series C preferred stock (Series C) for $200,000.

On May 11, 1998 and June 10, 1998, the Company sold 3,988,604 and 569,801 shares of Series D preferred stock (Series D), respectively, for an aggregate amount of approximately $15.2 million.

Holders of preferred stock had the option to convert such shares into shares of common stock on a 1:1 ratio, except for the Series A preferred stock which converted on a ratio of 4.7619:1. Mandatory conversion occurred upon the closing of the Company's IPO. The preferred stock voted on an as if converted basis. The Series A, Series B and Series C, together had the right to elect two directors of the Company and the Series D holders have the right to elect two directors of the Company. The holders of preferred stock had no right to elect or appoint directors after the shares convert into common stock upon the closing of an IPO.

Preferred stock consisted of the following at December 31, 1998:

                                                                      December
                                               Per share              31, 1998
                                              liquidation            Issued and
   Preferred Class                               value    Authorized Outstanding
   ---------------                            ----------- ---------- -----------
   Series A..................................    $1.95      512,821     512,821
   Series B..................................      .78    2,615,385   2,579,580
   Series C..................................     1.31      205,128     154,861
   Series D..................................     3.51    4,615,385   4,558,405
                                                 -----    ---------   ---------
                                                          7,948,719   7,805,667
                                                          =========   =========

On February 17, 1999, in connection with the closing of the Company's IPO, all of the preferred stock converted into 38,939,384 shares of common stock.

Warrants

Outstanding warrants as of December 31, 1999 were:

                                                  Number
                                                    of    Exercise  Expiration
   Date Granted                                  Warrants  Price       Date
   ------------                                  -------- -------- -------------
   April 1997...................................  15,480   $0.19      April 2007
   November 1998................................ 364,672    0.88   November 2008
   November 1998................................ 410,264    4.00   November 2008

Stock Option Plans

In December 1996, the Company's Board of Directors adopted the 1996 Equity Compensation Plan (the "Plan"). Employees, key advisors and non-employee directors of the Company are eligible to receive awards under the Plan. As of January 1999, a total of 14.4 million shares of common stock were reserved for issuance under this Plan.

In August 1999, the Company's Board of Directors adopted the 1999 Equity Compensation Plan. A total of 1.2 million shares of common stock were reserved for issuance to employees of the Company and its subsidiaries.

                               VERTICALNET, INC.

In October 1999, the Company's Board of Directors adopted the Equity Compensation Plan for Employees (1999). A total of 2.8 million shares of common stock were reserved for issuance to employees of VerticalNet and its subsidiaries. The plan was amended and restated in November 1999 to increase the shares of common stock authorized for issuance to 5.8 million.

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

The following table summarizes the activity for the Company's stock option plans:

                                                                        Weighted
                                                                        average
                                                                        exercise
                                                              Shares     price
                                                            ----------  --------
Outstanding at January 1, 1997.............................        --    $   --
Options granted............................................  2,220,852     0.16
Options cancelled..........................................        --       --
                                                            ----------   ------
Outstanding at December 31, 1997...........................  2,220,852     0.16
Options granted............................................  6,655,608     0.83
Options exercised..........................................     (8,720)    0.05
Options cancelled..........................................   (532,296)    0.53
                                                            ----------   ------
Outstanding at December 31, 1998...........................  8,335,444     0.67
Options granted............................................  9,928,620    30.46
Options exercised.......................................... (2,214,908)    0.63
Options cancelled..........................................   (544,140)    4.35
                                                            ----------   ------
Outstanding at December 31, 1999........................... 15,505,016   $19.58
                                                            ==========   ======

The following table summarizes information about stock options outstanding at December 31, 1999:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                            Number     Remaining  Average    Number    Average
                          Outstanding Contractual Exercise Exercisable Exercise
Range of Exercise Prices  at 12/31/99    Life      Price   at 12/31/99  Price
------------------------  ----------- ----------- -------- ----------- --------
$0.07-0.08...............    248,460      7.3      $ 0.07      65,190   $ 0.07
$0.20-0.25...............  2,698,220      7.9      $ 0.20   1,488,542   $ 0.20
$0.66-0.83...............  2,376,604      8.5      $ 0.69     598,130   $ 0.68
$1.42-1.42...............     42,430      9.0      $ 1.42       3,302   $ 1.42
$4.00-4.00...............  1,272,602      9.0      $ 4.00     147,464   $ 4.00
$14.17-20.00.............  4,938,700      9.6      $18.18      15,000   $15.58
$22.38-25.88.............    900,600      9.7      $24.09         --       --
$34.57-48.00.............    189,800      9.9      $41.05      10,000   $47.32
$58.00-82.82.............  2,837,600     10.0      $62.33         --       --
                          ----------                        ---------   ------
                          15,505,016                        2,327,628   $ 0.87
                          ==========                        =========   ======

                               VERTICALNET, INC.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation cost been recognized pursuant to SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                               Year Ended December 31,
                                        ---------------------------------------
                                            1999          1998         1997
                                        ------------  ------------  -----------
Net loss:
  As reported.......................... $(53,479,881) $(13,594,275) $(4,778,789)
  Pro forma............................ $(54,926,120) $(13,776,554) $(4,785,358)
Pro forma loss per share:
  As reported.......................... $      (0.86) $      (1.32) $     (0.47)
  Pro forma............................ $      (0.88) $      (1.34) $     (0.47)

The per share weighted-average fair value of options issued by the Company during 1999, 1998 and 1997 was $30.46, $0.26 and $0.05, respectively.

The following range of assumptions were used by the Company to determine the fair value of stock options granted (the minimum value method was used for 1998 and 1997):

                                                      1999      1998     1997
                                                   ----------  -------  -------
Dividend yield....................................          0%       0%       0%
Expected volatility...............................        100%       0%       0%
Average expected option life...................... 4.09 years  5 years  5 years
Risk-free interest rate...........................        5.7%     5.3%     5.9%

Employee Stock Purchase Plan

In January 1999, the Board adopted an Employee Stock Purchase Plan for all employees meeting eligibility criteria. Under the Plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 85 percent of the market value. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of 4,000 shares per purchase period. At December 31, 1999 approximately 1,056,878 remain available under the Plan. During the year ended 1999, 143,122 shares were issued to or purchased on the open market for employees at the IPO price of $4 per share since the plan was effective on the date of the IPO. Subsequent plan periods are for six months, the first of which began on October 31, 1999.

(13) Defined Contribution Plan

In 1997, the Company established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any contributions to the plan.

                               VERTICALNET, INC.

(14) Income Taxes

The components of the net deferred tax assets as of December 31, 1998 and 1999 consist of the following:

                                                    December
                                                       31,      December 31,
Deferred Tax Assets:                                  1999          1998
--------------------                               -----------  ------------
Net operating losses..............................  33,567,221    6,730,622
Reserves..........................................   1,245,503       27,398
Depreciation & amortization.......................     141,773       26,588
Deferred revenue and other........................   4,284,956      881,682
                                                   -----------   ----------
                                                    39,239,453    7,666,290
Valuation allowance............................... (39,239,453)  (7,666,290)
                                                   ===========   ==========
Net deferred tax asset............................         --           --
                                                   ===========   ==========

Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty on the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 1998. The net change in the valuation allowance for deferred tax assets at December 31, 1999 and 1998 was an increase of $31.6 million and $5.6 million, respectively.

As of December 31, 1999, the Company has approximately $76.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, the Company has net operating loss carryforwards of approximately $76.0 million in certain states with various expiration periods beginning in 2002. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership within a three year period. Due to the Company's prior and current equity transactions, a portion of the company's net operating loss carryforwards are subject to an annual limitation. At December 31, 1999, the Company had consolidated pre-limitation net operating loss carryforwards available for future use of approximately $23.9 million. This amount is subject to an annual limitation of approximately $20.9 million.

Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 1999. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies in 1999, their net operating losses of approximately $3.5 million became subject to an annual limitation of approximately $1.0 million.

Additionally, at December 31, 1999, approximately $14.0 million of the net deferred tax asset will reduce equity and approximately $1.8 million of the deferred tax asset will reduce goodwill to the extent such assets are reduced and reduce future taxable income.

                               VERTICALNET, INC.

(15) Segment Information

Based on the manner in which the Company is managed and its resources are allocated by management, the Company operates in two segments which are vertical trade communities and exchange operations. The vertical trade communities operating segment includes all revenue generating activities associated with the vertical sites, such as advertising, e-commerce, auctions and education. Exchange operations include market making activities for computer and electronic equipment resulting from the acquisition of NECX in mid December 1999.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management primarily evaluates the segments' performance based upon the operating income (loss) before interest, amortization and other non-cash charges. The exchange segment performance is additionally evaluated on gross profit margin of sales which in the table is reflected as net revenues under the exchange segment.

                                            Year Ended December 31, 1999
                                      -----------------------------------------
                                      Vertical Trade
                                       Communities     Exchange       Totals
                                      -------------- ------------  ------------
Exchange transactions sales.........   $        --   $ 16,500,781  $ 16,500,781
Cost of exchange transaction sales..            --     14,171,345    14,171,345
Net revenues........................     18,428,485     2,329,436    20,757,921
Operating income (loss) before
 interest, amortization and
 in-process research & development
 charge.............................    (33,518,667)      113,904   (33,404,763)
Interest and dividend income........      3,447,665           369     3,448,034
Interest expense....................     (2,103,801)                 (2,103,801)
Amortization expense................      6,814,547     1,004,804     7,819,351
In-process research & development
 charge.............................     13,600,000           --     13,600,000
Net loss............................    (52,589,350)     (890,531)  (53,479,881)
Capital expenditures................      5,052,066       351,130     5,403,196
Segment assets......................    161,889,953   179,014,539   340,904,492
Equity investments..................            --        542,610       542,610

Prior to the acquisition of NECX, the Company's operations were conducted solely in the vertical trade communities segment. Accordingly, no segment information has been presented for 1998 or 1997.

Approximate exchange sales by country, denominated in U.S. dollars were as follows, based on the location to which the products were shipped (in thousands):

                                                     Ended December 31, 1999
                                                  ------------------------------
                                                      Exchange      Net Exchange
                                                  Transaction Sales   Revenues
                                                  ----------------- ------------
   United States.................................      $12,425         $1,770
   Hong Kong.....................................          768             43
   Germany.......................................          523             94
   Russia........................................          427             54
   Singapore.....................................          316              8
   United Kingdom................................          257             51
   Sweden........................................          244             69
   Canada........................................          193             32
   Other.........................................        1,348            208
                                                       -------         ------
     Total.......................................      $16,501         $2,329
                                                       =======         ======

                               VERTICALNET, INC.

The only significant foreign sales made by the Company other than the exchange operations was approximately $581,000 to South Africa in relation to the Metropolis agreement. This transaction related to the vertical trade communities segment.

(16) Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 1999 and December 31, 1998:

                                           Quarter Ended
                         ------------------------------------------------------
1999                      March 31,    June 30,    September 30,   December 31,
----                     -----------  -----------  -------------   ------------
Combined net revenues... $ 1,933,779  $ 3,551,180  $  5,182,495    $ 10,090,467
Loss from operations....  (5,756,404)  (7,475,444)  (26,296,357)    (15,295,909)
Net loss................  (5,608,758)  (6,760,711)  (25,826,811)*   (15,283,601)
Net loss per share--ba-
 sic and diluted........       (0.14)       (0.10)        (0.38)          (0.21)

1998
----
Combined net revenues... $   377,371  $   587,422  $    897,006    $  1,272,970
Loss from operations....  (2,008,935)  (2,885,803)   (3,454,845)     (5,159,421)
Net loss................  (2,084,869)  (2,871,512)   (3,378,036)     (5,259,858)
Net loss per share--ba-
 sic and diluted........       (0.21)       (0.28)        (0.33)          (0.50)

--------
* Includes $13.6 million in-process research and development charge resulting from the Isadra acquisition.

(17) Subsequent Events (Unaudited)

In January 2000, the Company announced plans to form a joint venture with Softbank Commerce Corp. ("Softbank"), a wholly-owned subsidiary of Softbank Corporation. The goal of the new company, to be called VerticalNet Japan, is to develop, maintain and operate Japanese language vertical trade communities in Japan.

On January 17, 2000, the Company entered into a binding letter agreement with Microsoft Corporation with respect to a strategic relationship. Under the terms of the letter agreement, the Company agreed with Microsoft to a three-year commercial relationship and an equity investment by Microsoft in VerticalNet.

On March 29, 2000, the Company entered into a definitive agreement with Microsoft with respect to the commercial relationship. The commercial relationship with Microsoft has a three-year term during which Microsoft will purchase from the Company and then distribute to third party businesses at least 80,000 of the Company's storefronts and e-commerce centers. The Company will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft will pay the Company a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from the Company to business customers for the 12 month subscription period. For each customer, the Company will build the storefront or e-commerce center on one of the Company's vertical trade communities. The Company will pay Microsoft an aggregate of $60 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral website and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed upon goals, additional amounts for advertising and promotional placements not to exceed $15 million in the aggregate.

                               VERTICALNET, INC.

Microsoft will pay the Company an aggregate of $60 million during the term for advertising and promotional placements in our vertical trade communities. The Company will pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

The Company will use commercially reasonably efforts during the term to adopt and use Microsoft products to operate the Company's vertical trade communities when appropriate and feasible. The Company will pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and provision of Microsoft services.

In connection with the strategic relationship, and in accordance with the letter agreement dated January 17, 2000, Microsoft will make an initial $100 million equity investment in VerticalNet through the purchase of shares of the Company's Series A 6% convertible redeemable preferred stock, which would be convertible into 1,151,080 shares of the Company's common stock. Microsoft will be entitled to registration rights and will receive the right to nominate one member of VerticalNet's board of directors. In addition, Microsoft will receive warrants entitling Microsoft to purchase 1,500,000 shares of the Company's common stock at an exercise price of $69.50 per share. The share numbers and the exercise price mentioned in this paragraph (along with other information in these notes) are adjusted to reflect the split of our common stock to be effected on or about March 31, 2000. The Company expects that the equity investment by Microsoft in the Company will close in late March or April of 2000.

In February 2000, the Company announced the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc ("BT") and ICG. The Company will be the majority shareholder in the joint venture which has been funded with $107 million in cash from the three partners. The Company is contributing to the joint venture $7 million in cash and intellectual property for the operations of vertical trade communities within Europe. Additionally VerticalNet Europe and BT have agreed to create VerticalNet UK Ltd. as part of the joint venture.

In February 2000, the Company signed an agreement to acquire RW Electronics for $10.0 million of cash and 720,642 shares of the Company common stock. Based on the average closing price of the Company's common stock between February 16, 2000 and the day immediately preceding the date that a registration statement covering the common stock is declared effective by the Securities and Exchange Commission, the Company may be required to issue up to 366,702 additional shares of its common stock. The Company also agreed to assume indebtedness of RW Electronics, including a line of credit estimated as of March 15, 2000 to be approximately $21.0 million. RW Electronics operates an exchange in the electronic hardware market. The consummation of this transaction is subject to certain closing conditions. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired will be allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill.

In March 2000, the Company acquired Tradeum, Inc. through a merger of VERT Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Tradeum. In connection with the merger, the Company issued approximately 4.0 million shares of its common stock for all of the outstanding shares and options in Tradeum. The merger will be accounted for as a purchase transaction. Tradeum is a development-stage company located in San Francisco, California and is engaged principally in the development of information technology designed to enable the building and hosting of business-to-business exchanges, auctions and sourcing activities.

In March 2000, the Company announced the formation of PaintandCoatings.com Inc., a joint venture with Eastman Chemical Company, to transform the Company's Paint and Coatings vertical trade community into a one-stop, independent Internet marketplace for the paint and coatings industry. The Company will be the minority shareholder in the joint venture, which was funded with $1.5 million from the two partners. In addition to the Company's $600,000 cash contribution, the Company will provide administrative and other support services and will license intellectual property related to the maintenance and operation of the Web site.

To accommodate the Company's split of its common stock to be effected on or about March 31, 2000, the Company filed, on March 29, 2000, an amendment to its restated Articles of Incorporation to increase the number of shares of its authorized common stock by 36,787,533 to 126,787,533 shares. The amendment was filed to increase the number of authorized shares of common stock by the number of outstanding shares of common stock as of March 17, 2000, the record date for the Company's split of its common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

Information with respect to directors may be found under the caption "Proposal No. 1--Election of Directors" in our proxy statement for the 2000 Annual Meeting of Shareholders to be held on June 14, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Proxy Statement set forth under the caption entitled "Stock Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Proxy Statement set forth under the caption entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

See Item 8 of this Form 10-K.

(a) 2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this Form 10-K under Schedule II immediately following the signature page: Schedule II-- Valuation and Qualifying Accounts. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this Form 10-K. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

(a) 3. Exhibits.

The following exhibits are filed as part of this Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Amended and Restated Articles of Incorporation (1)
  3.2    Amended and Restated Bylaws (1)
  4.1    Indenture dated September 27, 1999 between VerticalNet, Inc. and
         Bankers Trust Company (2)
  4.2    Registration Rights Agreement dated September 27, 1999 between
         VerticalNet, Inc. and the initial purchasers of its 5 1/4% Convertible
         Subordinated Debentures (2)
 10.1    Amended and Restated 1996 Equity Compensation Plan (1)(3)
 10.2    Employment Agreement with Mark L. Walsh (1)(3)
 10.3    Employment Agreement with Barry E. Wynkoop (1)(3)
 10.4    Common Stock Purchase Warrant to purchase 40,026 shares of Common
         Stock dated November 25, 1998 issued to Progress Capital, Inc. (1)
 10.5    Form of Common Stock Purchase Warrant dated November 25, 1998 issued in connection with the Convertible Note (1)
 10.6    Series A Preferred Stock Purchase Agreement dated as of September 12,
         1996 between Internet Capital Group, L.L.C. and the Registrant (1)
 10.7    Series D Investor Rights Agreement dated as of May 8, 1998 by and among the Registrant and certain Investors (1)
 10.8    Registration Rights Agreement dated as of November 25, 1998 between the Company and the Convertible Note Holders (1)
 10.9    Agreement of Lease between Liberty Property Limited Partnership and
         VerticalNet (4)
 10.10   Agreement and Plan of Merger dated June 14, 1999 among the Company,
         TSX Acquisition Corp., Techspex and the stockholders of Techspex (5)
 10.11   Stock Purchase Agreement dated July 29, 1999 among the Company,
         4052995 Manitoba Ltd., LabX Technologies and the stockholders of LabX
         (6)
 10.12   Agreement and Plan of Merger dated August 10, 1999 among the Company,
         CertiSource Acquisition Co., Inc., CertiSource, Inc. and stockholders of CertiSource (7)
 10.13   Agreement and Plan of Merger dated May 24, 1999 among the Company,
         Isadra Acquisition Corp., Isadra, Hugo Daley, Mastafa Syed and Tira
         Capital Management as Shareholders' Representative (8)
 10.14   1999 Equity Compensation Plan (2)(3)



 10.15   Asset Purchase Agreement dated November 16, 1999 by and among
         VerticalNet, Inc., NECX Acquisition LLC, New England Circuit Sales,
         Inc., NECX Exchange LLC, NECX Exchange Trust and Henry J. Bertolon,
         Jr. (9)
 10.16   Convertible Promissory Note in the Principal Amount of $10.5 million
         (9)
 10.17   Convertible Promissory Note in the Principal Amount of $34.5 million
         (9)
 10.18   Convertible Promissory Note in the Principal Amount of $25.0 million
         (9)
 10.19   Amended and Restated Equity Compensation Plan for Employees*(3)
 21      Subsidiaries*
 23      Consent of KPMG LLP*
 27      Financial Data Schedule*

--------
 * Filed herewith.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998 amended and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's report on Form 10-Q dated September 30, 1999.
(3) Compensatory plans and arrangements for executives and others.
(4) Filed as an exhibit to the Registrant's report on Form 10-Q dated June 30, 1999.
(5) Filed as an exhibit to the Registrant's report on Form 8-K dated June 29, 1999.
(6) Filed as an exhibit to the Registrant's report on Form 8-K dated July 29, 1999.
(7) Filed as an exhibit to the Registrant's report on Form 8-K dated August 10, 1999.
(8) Filed as an exhibit to the Registrant's report on Form 8-K dated August 25, 1999.
(9) Filed as an exhibit to the Registrant's report on Form 8-K dated December 16, 1999.


(b)Reports on Form 8-K

On November 19, 1999, the Registrant filed its report on Form 8-K dated November 16, 1999 regarding its announcement that a definitive agreement was signed to acquire NECX Exchange Trust.

On December 29, 1999, the Registrant filed its report on Form 8-K dated December 16, 1999 regarding its acquisition of NECX Exchange Trust.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on March 29, 2000.

                                          VerticalNet, Inc.

                                                    /s/ Gene S. Godick
                                          By___________________________________
                                            Gene S. Godick
                                            Senior Vice President and Chief
                                            Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2000.

        Signature                               Title
        ---------                               -----
    /s/ Mark L. Walsh
 _________________________  President, Chief Executive Officer
       Mark L. Walsh         (Principal Executive Officer) and Director
   /s/ Michael J. Hagan
 _________________________  Executive Vice President, Chief Operating
     Michael J. Hagan        Officer and Director
    /s/ Gene S. Godick
 _________________________  Senior Vice President and Chief Financial Officer
      Gene S. Godick         (Principal Financial and Accounting Officer)
 /s/ Douglas A. Alexander   Director
 _________________________
   Douglas A. Alexander
  /s/ Jeffrey C. Ballowe    Director
 _________________________
    Jeffrey C. Ballowe
/s/ Walter W. Buckley, III  Director
 _________________________
  Walter W. Buckley, III
 /s/ Leo J. Hindery, Jr.    Director
 _________________________
    Leo J. Hindery, Jr.

                               VERTICALNET, INC.

                 SCHEDULE II--VALUATION AND QUALIFING ACCOUNTS
                  Years Ended December 31, 1997, 1998 and 1999

                          Balance at the Charge to                        Balance at
                           Beginning of  Costs and                        the End of
                             the Year    Expenses  Write-Offs  Other (1)   the Year
                          -------------- --------- ----------  ---------- ----------
Allowance for doubtful
 accounts:
  December 31, 1997.....     $18,575     $ 11,425  $     --    $      --  $   30,000
  December 31, 1998.....      30,000       62,206    (31,169)         --      61,037
  December 31, 1999.....      61,037      807,071   (148,794)   1,365,259  2,084,573
Note receivable:
  December 31, 1997.....         --        80,000        --           --      80,000
  December 31, 1998.....      80,000          --     (80,000)         --         --
  December 31, 1999.....         --           --         --           --         --
Allowance for inventory:
  December 31, 1997.....         --           --         --           --         --
  December 31, 1998.....         --           --         --           --         --
  December 31, 1999.....         --           --         --       466,931    466,931

--------
(1) Allowance balances were recorded in connection with acquistions during fiscal year 1999.