Form 10-Q
period 2000-03-31
VERTICALNET INC
filed 2000-05-15
CIK 1043946

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                       Commission File Number: 000-25269

                               VerticalNet, Inc.

            (Exact name of registrant as specified in its charter)



            Pennsylvania                                     23-2815834
----------------------------------------           --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                               700 Dresher Road
                               Horsham, PA 19044
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (215) 328-6100
             -----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

YES [X]  NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 30, 2000, 81,126,881 shares of Registrant's common stock were outstanding.

                               VERTICALNET, INC.

                                   FORM 10-Q
                    (For Three Months Ended March 31, 2000)

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements.                                  3
  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                             17
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.        37

Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                 38
  Item 2.  Change in Securities and Use Of Proceeds.                          38
  Item 3.  Default Upon Senior Securities.                                    38
  Item 4.  Submission of Matters to a Vote of Security Holders.               38
  Item 5.  Other Information.                                                 39
  Item 6.  Exhibits and Reports on Form 8-K.                                  39

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (in thousands, except for share information)

                                                                                                Pro Forma
                                                                  December 31,   March 31,      March 31,
                                                                     1999           2000           2000
                                                                     ----           ----           ----
                                                                                (unaudited)     (unaudited)
 Assets
Current assets:

    Cash and cash equivalents                                       $  14,254    $    31,046    $   119,839
    Short-term investments                                             44,131         79,723         79,723
    Accounts receivable, net of allowance for doubtful accounts of
     $2,085 in 1999 and $2,740 in 2000 and in pro forma 2000           45,776        106,455        106,455
    Inventory                                                           5,510         13,030         13,030
    Prepaid expenses and other assets                                   5,964          8,729          8,729
                                                                    ---------    -----------    -----------
         Total current assets                                         115,635        238,983        327,776
                                                                    ---------    -----------    -----------
Property and equipment, net                                            13,148         23,976         23,976
Goodwill, net of accumulated amortization of
     $7,323 in 1999 and $21,622 in 2000 and in pro forma 2000         159,253        678,746        678,746
Other intangibles, net of accumulated amortization of
     $780 in 1999 and $2,095 in 2000 and in pro forma 2000             18,671         32,855         32,855
Long-term investments                                                  16,885          8,790          8,790
Other assets                                                           17,312         17,326         22,041
                                                                    ---------    -----------    -----------
         Total assets                                               $ 340,904    $ 1,000,676    $ 1,094,184
                                                                    =========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:

    Current portion of long-term debt                               $   1,372    $     1,264    $     1,264
    Line of credit                                                          -         46,614         46,614
    Accounts payable                                                   14,515         19,001         19,001
    Accrued expenses                                                   20,102         32,214         32,214
    Deferred revenues                                                   9,768         21,650         21,650
                                                                    ---------    -----------    -----------
         Total current liabilities                                     45,757        120,743        120,743
                                                                    ---------    -----------    -----------
Long-term debt, net of current portion                                  1,750          1,471          1,471
                                                                    ---------    -----------    -----------
Convertible notes                                                     115,000        115,000         21,705
                                                                    ---------    -----------    -----------
Commitments and contingencies (Note 9)

Shareholders' Equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized:
        Series A 6.00% convertible redeemable preferred stock,
        250,000 shares designated, 100,000 shares issued in
        pro forma 2000                                                      -              -         89,496
    Common stock, $.01 par value, 126,787,533 shares
      authorized, 72,120,866 shares issued in 1999, 77,077,982 shares
      issued in 2000 and 83,510,766 issued in pro forma 2000              721            771            836
    Common stock to be issued (Note 2)                                 99,546         99,546              -
    Additional paid-in capital                                        151,875        711,993        919,988
    Deferred compensation                                                (601)          (536)          (536)
    Accumulated other comprehensive loss                                 (219)       (16,827)       (16,827)
    Accumulated deficit                                               (72,773)       (30,680)       (41,887)
                                                                    ---------    -----------    -----------
                                                                      178,549        764,267        951,070
    Treasury stock at cost, 649,936 shares in 1999 and
      656,356 shares in 2000 and in pro forma 2000                       (152)          (805)          (805)
                                                                    ---------    -----------    -----------
         Total shareholders' equity                                   178,397        763,462        950,265
                                                                    ---------    -----------    -----------
         Total liabilities and shareholders' equity                 $ 340,904    $ 1,000,676    $ 1,094,184
                                                                    =========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1999             2000
                                                    ------------     -----------
                                                             (unaudited)

Revenues:
Exchange transaction sales                             $        -     $  99,044
Cost of exchange transaction sales                              -        84,456
                                                     ------------   -----------
   Net exchange revenues                                        -        14,588

Advertising and e-commerce revenues                         1,934        12,863
                                                     ------------   -----------
   Combined revenues                                        1,934        27,451


Costs and Expenses:

Editorial and operational                                   1,196         4,262
Product development                                         1,210         4,534
Sales and marketing                                         3,630        18,123
General and administrative                                  1,380        12,206
Amortization expense                                          275        15,615
In-process research and development charge (Note 3)             -        10,000
                                                     ------------   -----------
   Operating loss                                          (5,757)      (37,289)
                                                     ------------   -----------

Other income (expenses):
Net gain on investment                                          -        79,875
Equity in earnings of affiliates                                -           231
Interest, net                                                 148          (724)
                                                     ------------   -----------
   Other income                                               148        79,382
                                                     ------------   -----------

Net income (loss)                                      $   (5,609)    $  42,093
                                                     ============   ===========
Basic net income (loss) per share                      $    (0.14)    $    0.56
                                                     ============   ===========
Diluted net income (loss) per share                    $    (0.14)    $    0.45
                                                     ============   ===========
Weighted average shares outstanding
    used in basic per share calculation                    40,626        74,805
                                                     ============   ===========
Weighted average shares and common equivalent
    shares outstanding used in diluted per share
      calculation                                          40,626        98,229
                                                     ============   ===========


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (in thousands)

                                                                              Additional                     Accumulated Other
                                           Common Stock       Common Stock      Paid-In          Deferred      Comprehensive
                                         Shares    Amount     to be Issued      Capital        Compensation        Loss
Balance, January 1, 2000                 72,121     $ 721       $ 99,546       $ 151,875       $   (601)       $    (219)

Exercise of options                       1,209        12              -           7,907              -                -

Shares issued through employee
    stock purchase plan                      50         1              -             851              -                -

Shares issued as consideration for
    acquisitions                          3,541        35              -         550,724              -                -

Exercise of warrants                        157         2              -             651              -                -

Unearned compensation                         -         -              -             (15)            15                -

Amortization of unearned compensation         -         -              -               -             50                -

     Net income                               -         -              -               -              -                -
         Unrealized loss on securities        -         -              -               -              -          (16,608)
     Comprehensive income
                                        -------   -------       --------       ---------       --------        ---------
Balance, March 31, 2000                  77,078     $ 771       $ 99,546       $ 711,993       $   (536)       $ (16,827)
                                        =======   =======       ========       =========       ========        =========

                                                                                                Total         Comprehensive
                                                                Accumulated     Treasury     Shareholders'        Income
                                                                  Deficit         Stock          Equity
Balance, January 1, 2000                                        $ (72,773)      $   (152)        $ 178,397

Exercise of options                                                     -              -             7,919

Shares issued through employee
    stock purchase plan                                                 -              -               852

Shares issued as consideration for
    acquisitions                                                        -              -           550,759

Exercise of warrants                                                    -           (653)                -

Unearned compensation                                                   -              -                 -

Amortization of unearned compensation                                   -              -                50

     Net income                                                    42,093              -            42,093          $ 42,093
         Unrealized loss on securities                                  -                          (16,608)          (16,608)
                                                                                                                    --------
     Comprehensive income                                                                                           $ 25,485
                                                                ---------       --------         ---------          ========
Balance, March 31, 2000                                         $ (30,680)      $   (805)        $ 763,462
                                                                =========       ========         =========

         See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                          Three months ended
                                                                               March 31,
                                                                          1999          2000
                                                                       ---------      ---------
                                                                              (unaudited)
Net income (loss)                                                       $ (5,609)      $ 42,093
                                                                      ----------     ----------
Adjustments to reconcile net income (loss) to net cash used
    in operating activities:

         Depreciation, amortization and other noncash charges                626         14,810
         Net gain on investment                                                -        (79,875)
         In-process research and development charge                            -         10,000
         Change in assets net, of effect of acquisitions:
             Accounts receivable                                            (581)       (22,231)
             Inventory                                                         -         (2,562)
             Prepaid expenses and other assets                              (913)        (6,697)

         Change in liabilities, net of effect of acquisitions:
             Accounts payable                                                651            494
             Accrued expenses                                                489          8,980
             Deferred revenues                                               759         11,515
                                                                      ----------     ----------
    Net cash used in operating activities                                 (4,578)       (23,473)
                                                                      ----------     ----------
Investing activities:
    Acquisitions, net of cash acquired                                      (285)       (24,583)
    Purchase of investments                                              (62,886)       (11,434)
    Proceeds from sale and redemption of investments                      16,251         52,129
    Restricted cash                                                            -          3,218
    Capital expenditures including capitalized software costs               (147)       (11,170)
                                                                      ----------     ----------
Net cash  provided by (used in) investing activities                     (47,067)         8,160
                                                                      ----------     ----------
Financing activities:
    Borrowings under line of credit                                            -         46,614
    Repayment of line of credit                                           (2,000)       (22,891)
    Principal payments on obligations under capital leases                  (121)          (389)
    Net proceeds from issuance of common stock in initial
      public offering                                                     58,459              -
    Proceeds from exercise of stock options and employee
      stock purchase plan                                                    100          8,771
                                                                      ----------     ----------
Net cash provided by financing activities                                 56,438         32,105
                                                                      ----------     ----------
Net increase in cash                                                       4,793         16,792
Cash and cash equivalents--beginning of period                             5,663         14,254
                                                                      ----------     ----------
Cash and cash equivalents--end of period                                $ 10,456      $  31,046
                                                                      ==========     ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $    180      $   3,175
                                                                      ==========      =========
Supplemental schedule of noncash investing and financing
  activities:
    Equipment acquired under capital leases                             $    350      $    -
    Issuance of common stock as consideration for acquisitions          $   -         $ 550,759
    Warrant exercises                                                   $   -         $     653
    Liabilities assumed in conjunction with acquisitions                $    264      $  30,382
    Notes converted to common stock                                     $  5,000      $    -
    Financing agreement for directors and officers liability
      insurance                                                         $    525      $    -

         See accompanying notes to consolidated financial statements.

                              VERTICALNET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) The Company and Basis of Presentation

Description of Company

     VerticalNet, Inc. ("VerticalNet" or the "Company") owns and operates vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. The Company's vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce. Vertical trade communities combine product information; industry news; requests for proposals; directories; classifieds; job listings; discussion forums; a variety of electronic commerce opportunities for buyers and sellers; and other services, such as on-line professional education courses and virtual trade shows. Each trade community is individually branded, focuses on one business sector and caters to individuals with similar professional interests. The virtual trade communities are designed to attract technical and purchasing professionals with highly specialized product and specification requirements and purchasing authority or influence. The Company was founded on July 28, 1995 and, as of May 1, 2000, operates 56 vertical trade communities in eleven major industry groups: advanced technologies; communications; environmental; food and packaging; food service/hospitality; healthcare and science; manufacturing and metals; process; public sector; service; and textiles and apparel.

     Through the Company's acquisition of NECX.com LLC ("NECX") in December 1999 and NECX's subsequent acquisition of R.W. Electronics, Inc. ("RW Electronics") in March 2000, both of which are business-to-business market makers for the electronic components and hardware market, the Company is also engaged in the sale of electronic hardware and components. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. NECX has overseas subsidiaries in Sweden and Ireland that serve as sales offices to European exchange customers. With the acquisition of RW Electronics, NECX also has a subsidiary in Korea. The functional currency of NECX and its subsidiaries is the US dollars.

     The accompanying unaudited consolidated financial statements of the Company for the three months ended March 31, 1999 and March 31, 2000, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 1999 and March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2000.

     On January 20, 2000, the Board of Directors of the Company approved a two-for-one split of the Company's common stock to be distributed in the form of a stock dividend, payable on March 31, 2000 to shareholders of record at the close of business on March 17, 2000. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the split.

     To accommodate the Company's split of its common stock effected on March 31, 2000, the Company filed, on March 29, 2000, an amendment to its amended and restated Articles of Incorporation to increase the number of shares of its authorized common stock by 36,787,533 to 126,787,533 shares. The amendment was filed to increase the number of authorized shares of common stock by the number of outstanding shares of common stock as of March 17, 2000, the record date for the Company's split of its common stock.

Revenue Recognition

     Prior to the acquisition of NECX, the Company generated substantially all of its revenue from Internet advertising, including the development of "storefronts" (Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites). The advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. Advertising revenues are recognized ratably over the period of the advertising contract. We also entered into a number of strategic co-marketing agreements where the Company is responsible for creating co-branded sites. Revenues from the development of these sites are recognized as earned. Additional revenues from advertising and maintenance services are recognized as earned over the term of the contract. Revenues from newsletter sponsorships are recognized when the newsletters are e-mailed. Revenues from educational courses are recognized in the period in which the course is completed and revenues from the sale of books are recognized in the period in which the books are shipped. Auction revenues related to transaction fees are recognized at the time that the auction is successfully concluded. Web hosting revenues are recognized ratably over the period of service. E-commerce revenues, whether transaction fees, a percentage of sale fee or a minimum guaranteed fee, are recognized when earned. E-commerce slotting fees are recognized over the term of the contract. Approximately $3.0 million and $9.9 million at December 31, 1999 and March 31, 2000, respectively, included in the accounts receivable balance, is unbilled due to customer payment terms.

     Gross exchange transaction sales are comprised of product sales, net of returns and allowances. Product sales typically involve electronic components, computer products and connectivity equipment. Revenue is recognized when the products are shipped to customers. The Company reflects the gross revenue and related product costs of exchange transactions in its consolidated financial statements since it takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, management believes that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business and has presented this amount as a subtotal in the consolidated statements of operations. Net exchange revenues as shown in the Company's consolidated statements of operations are gross exchange transaction sales, less exchange sales transaction costs primarily consisting of resale inventory purchases and freight charges. The Company records a reserve for exchange sales returns at the time of shipment based on estimated return rates.

     The Company adopted EITF 99-17, Accounting for Barter Advertising Transactions, in January 2000. Pursuant to the consensus reached by the EITF, barter transactions are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the advertisements given based on historical cash transactions. Barter revenue is recognized when the advertising impressions are delivered to the customer and advertising expense is recorded when the advertising impressions or other advertising services, are received from the customer. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded, and if the Company delivers the advertising impressions to the customer prior to receiving the advertising impressions or other advertising, a prepaid expense is recorded on the consolidated balance sheet. For the three months ended March 31, 1999 and 2000, the Company recognized approximately $587,000 and $1.9 million of advertising revenues and $53,000 and $719,000 of advertising expenses from barter transactions, respectively. The Company has recorded approximately $968,000 and $2.1 million in prepaid expenses related to barter transactions as of December 31, 1999 and March 31, 2000, respectively.

Computation of Historical Net Income (Loss) Per Share and Pro Forma Net Income
(Loss) Per Share (in thousands, except per share amounts)

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company's convertible subordinated debt (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock to be issued upon the conversion of the convertible notes given as consideration for the purchase of NECX was included in the calculation from the date of acquisition in December 1999 since the related securities were accounted for as equity.

     Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock issued prior to the Company's IPO (using the if-converted method), which automatically converted into common stock upon the completion of the Company's IPO as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

     The following table sets forth the reconciliation between the weighted average shares outstanding for basic, pro forma and diluted net income (loss) per share computations:

                                                                               Three months ended
                                                                               ------------------
                                                                                   March 31,
                                                                               ------------------
                                                                            1999                 2000
                                                                          ------               ------
Weighted-average shares outstanding basic                                 40,626               74,805
                                                                                               ======
   Effect of convertible preferred stock                                  17,307
                                                                          ------
Weighted-average shares outstanding pro forma basic and
   pro forma diluted                                                      57,933
                                                                          ======

Weight-average shares outstanding basic                                   40,626               74,805
   Effect of dilutive securities:
       Options and warrants                                                   --               17,674
       Convertible subordinated debt                                          --                5,750
                                                                          ------               ------
Weighted-average shares outstanding diluted                               40,626               98,229
                                                                          ======               ======

The following table sets forth the computation of net income (loss) per share:

                                                                               Three months ended
                                                                               ------------------
                                                                                   March 31,
                                                                               ------------------
Basic net income (loss) per share                                          1999                  2000
                                                                         -------               -------
Numerator: Net income (loss)...............................              $(5,609)              $42,093
Denominator:
  Weighted-average shares outstanding basic................               40,626                74,805
Basic net income (loss) per share .........................              $ (0.14)              $  0.56
                                                                         =======               =======

Pro forma basic and pro forma diluted net loss per share
Numerator: Net loss........................................              $(5,609)
Denominator:
  Weighted-average shares outstanding pro forma basic
   and pro forma diluted ..................................               57,933
Pro forma basic and diluted net loss per share.............              $ (0.09)
                                                                         =======

Diluted net income (loss) per share
Net income (loss)..........................................               (5,609)               42,093
  Interest and amortization expense from convertible
    subordinated debt......................................                   --                 1,702
                                                                         -------               -------
Numerator: Net income (loss) for computation of diluted
  net income (loss) per share..............................              $(5,609)              $43,795
Denominator:
  Weighted-average shares outstanding diluted .............               40,626                98,229
Diluted net income (loss) per share .......................              $ (0.14)              $  0.45
                                                                         =======               =======

     The common stock equivalents resulting from the conversion of outstanding options and warrants are anti-dilutive and are excluded from the calculations for the three months ended March 31, 1999. Additionally, pro forma basic and pro forma diluted net loss per share is excluded for the three months ended March 31, 2000, since the convertible preferred stock factored in the calculation was converted at the IPO date and has no effect on periods subsequent to the year ended December 31, 1999.

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

     In October 1999, the Chief Accountant of the Securities and Exchange Commission (the "SEC") requested that the Financial Accounting Standards Board Emerging Issues Task Force (the "EITF") address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (1) there appeared to be diversity in practice or (2) the issues are not specifically addressed in current accounting literature or (3) the SEC Staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC are potentially applicable to the Company. Although the EITF has begun to deliberate these issues, formal guidance has not been issued to date for the majority of them.
In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB
101A), which is required to be implemented in the quarter ended June 30, 2000. The Company is currently analyzing the potential impact of SAB No. 101 on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or the Company's formal implementation of SAB No. 101, will not result in changes to the Company's historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the Company's consolidated financial statements.

(2) Unaudited Pro Forma Balance Sheet

     The unaudited pro forma consolidated balance sheet as of March 31, 2000 gives effect to two significant events that occurred subsequent to March 31, 2000 (see Notes 7 and 11), including a $100.0 million equity investment made in the Company and the conversion of a portion of the Company's 5 1/4% convertible subordinated debentures. In April 2000, Microsoft completed a $100.0 million equity investment in VerticalNet through the purchase of shares of the Company's Series A 6.00% convertible redeemable preferred stock, which is initially convertible into 1,151,080 shares of the Company's common stock. Microsoft also received warrants entitling Microsoft to purchase 1,500,000 shares of the Company's common stock at an exercise price of $69.50 per share. In addition, as of April 25, 2000 approximately $93.3 million of the Company's 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of common stock. In connection with the conversion, the Company made an inducement payment to the related debt holders. The pro forma balance sheet also includes an adjustment to record the actual number of shares issued in connection with the NECX acquisition, which was determined on April 7, 2000, when the registration statement registering the shares issued in the transaction was declared effective.

The following adjustments were made in the March 31, 2000 pro forma balance sheet:

 . Entry made to record the fair value of the convertible preferred stock and the warrants, based on an independent valuation report, and the deferred cost recorded for the difference between fair value and cash received.


                                                              (in thousands)
   Fair value of convertible preferred stock                       $ 89,496
   Fair value of warrants                                            18,107
                                                                   --------

   Total fair value                                                 107,603
   Less:  cash received                                             100,000
                                                                   --------
   Deferred cost                                                   $  7,603
                                                                   ========

The $7.6 million of deferred costs resulting from the transaction will be amortized to expense on a straight-line basis over the period of the service agreement, since this excess of the fair value of the convertible preferred stock and warrants over the $100.0 million received is in exchange for additional rights granted to the Company including the use of certain Microsoft trademarks and servicemarks.

 . Entry made to record the conversion of $93.3 million of the Company's 5 1/4% subordinated convertible debt into 4,664,750 shares of common stock.

 . Entry made to record the conversion inducement payment of approximately $11.2 million made to debt holders.

 . Entry made to record the write-off against additional paid-in capital of approximately $2.9 million in deferred debt offering costs attributable to the portion of debt converted to equity.

 .  Entry made to reclass the common stock to be issued balance of approximately
   $99.5 million to common stock and additional paid-in capital based on the April 2000 issuance of 1,768,034 shares of the Company's common stock, which is the actual number of shares issued as consideration for the NECX acquisition.


(3) Acquisitions

     On March 10, 2000, the Company acquired all the outstanding capital stock of National Career Search, Inc. and HRLibrary.com, Inc. ("CareerMag") from Global Employment Solutions, Inc. The Company issued 78,388 shares of its common stock valued at approximately $10.1 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $10.0 million was allocated to assembled workforce and goodwill in the amounts of $200,000 and $9.8 million, respectively. The assembled workforce and goodwill are being amortized on a straight-line basis over 36 months. The results of operations from CareerMag are not material to the Company's consolidated financial position or results of operations. CareerMag is a career site that provides content and the posting of jobs and resumes on the Internet.

     On March 13, 2000, the Company acquired certain assets, including the Leasend.com Web site and assumed certain liabilities, from Leasend.com, Inc. and M.H. International Associates, Inc. ("Leasend"). The Company issued 168,172 shares of its common stock valued at approximately $20.1 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $20.1 million was recorded as goodwill and is being amortized over 36 months. The results of operations from Leasend are not material to the Company's consolidated financial position or results of operations. Leasend is a Web site that facilitates industrial equipment auctions.


     On March 23, 2000, VerticalNet acquired all of the outstanding capital stock of Tradeum, Inc. for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of the Company's common stock valued at approximately $325.0 million and 1,426,148 employee options to purchase VerticalNet common stock valued as of the date of acquisition at $122.6 million based on an independent valuation obtained by the Company. A portion of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 25% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $452.6 million was allocated to in-process research and development, developed technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached feasibility and has no alternative future uses (see Note 4). The developed technology, assembled workforce and goodwill are being amortized on a straight-line basis over 36 months.

     On March 31, 2000, NECX, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and liabilities of RW Electronics for approximately $14.5 million in cash and 720,652 shares of the Company's common stock valued at approximately $73.0 million. Additionally, NECX assumed certain liabilities, including a $22.9 million line of credit, which was paid in cash upon the transaction closing. RW Electronics was a privately held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $76.7 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $500,000 and $61.2 million respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill are being amortized on a straight-line basis over 60 months.

     The allocations of purchase price for the recent acquisitions was based on preliminary estimates that may be revised at a later date. Therefore, actual amounts may differ from those in these consolidated financial statements.

     The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments including amortization of goodwill. Techspex, LabX, CertiSource and Isadra are acquisitions that were completed in fiscal year ended December 31, 1999. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum constituted a single entity during such periods.

                                                                                Three months ended
                                                                                    March 31,
                                                                                    --------
                                                                                   1999                2000
                                                                                --------             --------
  Combined revenues..................................................           $ 14,769             $ 37,670
  Net income (loss)..................................................            (56,550)               7,076
  Net income (loss) per share........................................              (1.17)                0.09

(4) In-Process Research and Development

     In connection with the acquisition of Tradeum, Inc., the Company allocated $10.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, Tradeum was conducting design, development, engineering and testing activities associated with the completion of Release 3.x. and Release 4.x of the Tradeum Xchange Suite. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for business-to-business e-commerce.

     At the acquisition date, the technologies under development were between 20% and 25% complete, based on project man-months and costs. Tradeum had spent approximately $1.1 million on the in-process projects, and expected to spend approximately $3.9 million to complete the research and development. Anticipated completion dates ranged from 6 to 9 months, at which times the Company is expected to begin benefiting from the developed technologies.

     In making its purchase price allocation, VerticalNet considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses and income taxes from such projects.

     Aggregate revenues for the developmental Tradeum products were estimated to grow at a compounded annual growth rate of approximately 230% for the three years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market. For the projects under development, a risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

     If these projects are not successfully developed the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

(5) Investments

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

     In July 1999, the Company acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, the Company's investment in Tradex was exchanged for 566,306 shares of Ariba's common stock. Based on the fair market value of Ariba's common stock on March 10, 2000, the Company recorded an $85.5 million gain on its disposition of the Tradex investment. After selling 140,000 shares in March 2000, the Company recorded a net investment gain of $79.9 million in the three months ended March 31, 2000. At March 31, 2000, the remaining shares of Ariba had a fair market value of $44.7 million, which is included in short term investments on the consolidated balance sheet. As of May 1, 2000, the Ariba shares have a fair market value of $35.8 million.

     In October 1999, the Company acquired 352,112 shares of Neoforma.com Inc.'s ("Neoforma") Series E preferred stock for $2.0 million. In January 2000, Neoforma successfully consummated an initial public offering of its common stock, at which time the Company's preferred stock holdings were converted into common stock on a one-for-one basis. The Company executed a six month lock up agreement in connection with Neoforma's IPO. At March 31, 2000, the shares of Neoforma had a fair market value of $5.7 million, which is included in short term investments on the consolidated balance sheet. As of May 1, 2000, the fair market value of the Neoforma shares is $2.6 million.


(6) Joint Ventures

     The Company has investments in companies whose results are not consolidated, but over whom the Company exercises significant influence. These investments are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, the Company's share of the earnings or losses of the investee is reflected in the Company's consolidated statements of operations.

     With the acquisition of NECX in December 1999, the Company acquired a 50% ownership interest in Electronic Commodity Exchange Asia Pte., Ltd. ("NECX Asia"). The Company accounts for its ownership in NECX Asia under the equity method.

     In January 2000, the Company announced plans to form a joint venture with Softbank Commerce Corp., a wholly-owned subsidiary of Softbank Corporation. The Company will have a 40% ownership in the joint venture. The goal of the new company, to be called VerticalNet Japan, is to develop, maintain and operate Japanese language vertical trade communities in Japan.

     In February 2000, the Company announced the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. Although the Company will be the majority shareholder in the joint venture with 56% ownership, the joint venture will be accounted for under the equity method because the minority shareholders have significant participating rights. The joint venture has been funded with $107 million in cash from the three partners. The Company is contributing to the joint venture $7 million in cash and intellectual property for the operations of vertical trade communities within Europe. Additionally, VerticalNet Europe and BT have agreed to create VerticalNet UK Ltd. as part of the joint venture.

     In March 2000, the Company formed a joint venture, PaintandCoatings.com Inc., with Eastman Chemical Company, to transform the Company's Paint and Coatings vertical trade community into an independent Internet marketplace for the paint and coatings industry. The Company is the minority shareholder in the joint venture, which was funded with $1.5 million from the two partners. In addition to the Company's $600,000 cash contribution, the Company is providing administrative and other support services and licensing intellectual property related to the maintenance and operation of the Web site. The Company accounts for its 40% ownership in PaintandCoatings.com Inc. under the equity method. Operations for this joint venture for the three months ended March 31, 2000 were not significant.

(7) Microsoft Relationship

     In March 2000, the Company entered into a definitive agreement with Microsoft with respect to a commercial relationship. The commercial relationship with Microsoft has a three-year term during which Microsoft will purchase from the Company and then distribute to third-party businesses at least 80,000 of the Company's storefronts and e-commerce centers. The Company will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft will pay the Company a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from the Company to Microsoft's business customers for the 12 month subscription period. For each customer, the Company will build the storefront or e-commerce center on one of the Company's vertical trade communities. The Company will pay Microsoft an aggregate of $60.0 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral website and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed-upon goals, the Company will pay additional amounts for advertising and promotional placements not to exceed $15.0 million in the aggregate.

     Microsoft will pay the Company an aggregate of $60.0 million during the term of the agreement for advertising and promotional placements in our vertical trade communities. Through March 31, 2000, the Company recognized approximately $2.2 million in advertising revenue under this agreement. The Company will pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

     The Company will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate the Company's vertical trade communities when appropriate and feasible. The Company will pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and provision of Microsoft services.

     In April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of the Company's Series A 6.00% convertible redeemable preferred stock, which are initially convertible into 1,151,080 shares of the Company's common stock. On April 1, 2010, at the election of the holder of the Series A preferred stock, the Company shall be required to redeem all outstanding shares of Series A preferred stock at a specified price. In addition, at the option of the Company, each share of Series A preferred stock will be subject to redemption at a calculated price using cash or the Company's common stock if certain conditions are met as specified in the Statement with Respect to Shares of Series A 6.00% Convertible Redeemable Preferred Stock due 2010 of VerticalNet, Inc. Because the Company can elect to redeem the preferred stock for common equity, it has been classified as an equity instrument in the consolidated financial statements. Microsoft is entitled to registration rights and received the right to nominate one member of VerticalNet's board of directors. In addition, Microsoft received warrants entitling Microsoft to purchase 1,500,000 shares of the Company's common stock at an exercise price of $69.50 per share subject to adjustment under certain circumstances. The effect of the issuance of the Series A preferred stock and warrants is shown on a pro forma basis on the consolidated balance sheet as if it had occurred March 31, 2000.

(8) Line of Credit

     In February 2000, NECX entered into a $33.0 million revolving line of credit, which was amended in March 2000 to increase the line amount to $50.0 million. Under the terms of the loan agreement, NECX is required to satisfy certain financial covenants, which include: minimum tangible net worth, limits on capital expenditures and the maintenance of a minimum cash or short term investment balance of $20.0 million required by the Company. As of March 31, 2000, the Company is in compliance with all covenants. The line of credit is guaranteed by the Company and is secured by a pledge of the Company's ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to the prime rate. The commitment fee to originate the loan was $165,000. NECX must pay an additional fee of .375% per annum on any unused portion of the line.

(9) Commitments and Contingencies

     The Company has entered into non-cancelable obligations with several content service providers, Internet search engines and strategic partners. Under these agreements, exclusive of the Microsoft agreement discussed in Note 7, the Company's commitments are as follows:


                                                  (in thousands)
                 2000..............................    $7,200
                 2001..............................     8,400
                 2002..............................     4,100
                 2003..............................       500


     The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(10) Segment Information

     Based on the manner in which the Company is managed and its resources are allocated by management, the Company operates in two segments which are vertical trade communities and exchange operations. The vertical trade communities segment includes all revenue generating activities associated with the vertical sites, such as advertising, e-commerce, auctions and education. Exchange operations segment includes market making activities for computer and electronic equipment resulting from the acquisition of NECX in December 1999 and RW Electronics in March 2000.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management primarily evaluates the segments' performance based upon the operating income (loss) before interest, amortization and other non-cash charges. The exchange operations segment performance is additionally evaluated on gross profit margin of sales, which is reflected in the table as combined revenues under the exchange operations segment.

                                                               Three  Months Ended March 31, 2000
                                                -----------------------------------------------------------
                                                                        (in thousands)
                                                  Vertical Trade
                                                    Communities         Exchange Operations        Totals
                                                    -----------         -------------------        ------
   Exchange transactions sales..................   $        --              $ 99,044             $   99,044
   Cost of exchange transaction sales...........            --                84,456                 84,456

   Combined revenues............................        12,863                14,588                 27,451

   Operating income (loss) before
    interest, amortization, net gain on
    investment and in-process research
    and development charge......................       (12,826)                1,152               (11,674)

   Interest and dividend income.................         1,020                    98                  1,118
   Interest expense.............................         1,784                    58                  1,842

   Equity in earnings of affiliates.............            --                   231                    231

   Net gain on investment.......................        79,875                    --                 79,875

   Amortization expense.........................         9,586                 6,029                 15,615

   In-process research & development
    charge......................................        10,000                    --                 10,000

   Net income (loss)............................        46,699                (4,606)                42,093

   Capital expenditures including                        7,181                 3,989                 11,170
    capitalized software costs..................

   Segment assets...............................       688,223               312,453              1,000,676

   Equity investments...........................           604                   774                  1,378

     Prior to the acquisition of NECX, the Company's operations were conducted solely in the vertical trade communities segment. Accordingly, no segment information has been presented for March 31, 1999.

(11) Subsequent Events

     As of April 25, 2000, approximately $93.3 million of the Company's 5 1/4% convertible subordinated debt issued in September 1999 was converted into 4,664,750 shares of common stock. Effects of the debt conversion, including an, inducement payment of approximately $11.2 million paid to debt holders that will result in a second quarter charge and the write-off of approximately $2.9 million in deferred offering costs, is shown on a pro forma basis on the consolidated balance sheet as if it had occurred March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," and words of similar meaning. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements for many reasons, including the various risks that the Company faces as described below, elsewhere in this document and in other documents that the Company files with the SEC. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the financial statements and related notes included elsewhere in this report.

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW

     We currently own and operate 56 vertical trade communities on the Internet. We sell storefront and banner advertising and newsletter sponsorships on our vertical trade communities. The duration of storefront and banner advertisements is typically for a period of one year, although a few contracts are for multiple years. All advertising revenues are recognized ratably over the period of the advertising contract. Revenues from newsletter sponsorships are recognized when the newsletters are e-mailed. As of March 31, 2000, we had approximately $21.7 million of deferred revenues.

     We also generate revenues from career, auctions, education services and e-commerce centers. We offer for sale to our visitors: books, software, videos, on-line classes and other goods offered by third party Web sites. Additionally, we offer auction sites with goods posted by inventory liquidators. We receive a portion of the revenue generated from the products sold on our e-commerce centers, storefronts and our auction sites. E-commerce revenues, whether transaction fees, a percentage of sale fee or a minimum guaranteed fee, are recognized when earned. E-commerce slotting fees are recognized over the term of the contract.

     We have also entered into a number of strategic co-marketing agreements where we are responsible for creating co-branded sites. Revenues from the development of these sites are recognized as earned. Additional revenues from advertising and maintenance services are recognized as earned over the term of the contract.

     In December 1999, we acquired NECX.com, LLC ("NECX"), a business-to-business market maker for the electronic components and hardware markets. In March 2000, NECX acquired R.W. Electronics, Inc. ("RW Electronics") which also operates as a market maker in the electronic components market. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. The exchange operates quickly and anonymously to match buyers' and suppliers' needs, providing a solution to inventory imbalances that result from over-capacity or shortages within existing contractual relationships. Exchange revenues are recognized when products are shipped to customers. We reflect gross revenues and related product costs of exchange transactions in our consolidated financial statements since NECX takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, we believe that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business, and have presented this amount as a subtotal in the consolidated statements of operations.

     For the three months ended March 31, 2000, a substantial portion of our total revenues were derived from the exchange business as compared to prior periods in which the majority of our revenues were derived from advertising. We expect that the exchange business will continue to represent a substantial portion of total revenues.

     We plan to expand and improve our e-commerce capabilities through:

     . selling goods and services promoted on our advertisers' storefronts and e-commerce centers;
     .  auctions;
     .  electronic marketplaces; and
     .  additional exchanges.

     In these types of transactions, we receive either a fee per transaction, a percentage of sales revenue or some other minimum guaranteed payment. To date, we have not derived a significant portion of our revenue from these types of transactions; however, this type of revenue sharing or commission sharing relationship is typical of e-commerce transactions and relationships on the Internet.

     We generated net income of approximately $42.1 million for the three months ended March 31, 2000, primarily a result of our investment in Tradex Technologies, Inc. ("Tradex"). In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba's common stock. Based on the fair market value of Ariba's common stock on March 10, 2000, we recorded an $85.5 million gain on our disposition of the Tradex investment. After selling 140,000 shares in March 2000, we recorded a net investment gain of $79.9 million in the three months ended March 31, 2000.

     At March 31, 2000, we had an accumulated deficit of $30.7 million. In prior periods, we incurred net losses of approximately $53.5 million for the year ended December 31, 1999, $13.6 million for the year ended December 31, 1998 and $4.8 million for the year ended December 31, 1997. The net losses and accumulated deficit resulted from our lack of substantial revenues, the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and an in-process research and development charge, and other costs incurred for the development of vertical trade communities and additional community features. Because of our aggressive expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never achieve significant revenues or generate operating profit, or if we achieve profitability from operations, it may not be sustained.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31,
2000

     Revenues. Combined revenues were $1.9 million for the three months ended
     --------
March 31, 1999 and $27.5 million for the three months ended March 31, 2000. The increase in revenues resulted primarily from (i) increased sales of storefronts on our vertical trade communities, which increased from approximately 1,600 as of March 31, 1999 to approximately 3,300 as of March 31, 2000; (ii) additional revenue opportunities generated through an increase in the number of vertical trade communities from 35 as of March 31, 1999 to 56 as of March 31, 2000 and
(iii) exchange revenues resulting from our acquisition of NECX's exchange operations. NECX, which was acquired in December 1999, contributed approximately $14.6 million of net exchange revenues for the three months ended March 31, 2000. We expect that net exchange revenue will continue to account for a substantial portion of our total revenues in the future. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the three months ended March 31, 1999. At March 31, 2000, we had deferred revenues of $21.7 million.

     Editorial and Operational Expenses. Editorial and operational expenses
     ----------------------------------
consist primarily of Internet connection charges, cost of acquired content, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. Editorial and operational expenses were $1.2 million for the three months ended March 31, 1999 and $4.3 million for the three months ended March 31, 2000. Between March 31, 1999 and March 31, 2000, expenses increased by $2.3 million for salaries and benefits of operating and editorial personnel and $800,000 for other related operating costs, including depreciation, direct product costs, Internet connections, acquired content and other miscellaneous costs. Increases were primarily related to additional personnel required to maintain a larger number of vertical trade communities. We expect editorial and operational costs to increase as we continue to hire additional editors for new verticals, additional operational personnel to maintain the new features being added to our vertical trade communities and additional customer service representatives to facilitate the increasing number of storefronts and e-commerce centers resulting from our relationship with Microsoft.

     Product Development Expenses. Product development expenses consist
     ----------------------------
primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $1.2 million for the three months ended March 31, 1999 and $4.5 million for the three months ended March 31, 2000. Between March 31, 1999 and March 31, 2000, expenses increased by $1.7 million for salaries and benefit costs, $400,000 for consulting expenses and $1.2 million for other expenditures, including recruiting costs, depreciation, travel and other miscellaneous costs. This increase in expenses resulted primarily from increased staffing and the costs of enhancing the features, content and services of our vertical trade communities, as well as increasing the overall number of trade communities. Continued investment in product development is critical to attaining our goals and we expect product development expenses to increase significantly in the future. During the three months ended March 31, 2000, we also capitalized certain internal software development costs as required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     Sales and Marketing Expenses. Sales and marketing expenses consist
     ----------------------------
primarily of salaries and commissions for sales and marketing personnel, advertising, travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $3.6 million for the three months ended March 31, 1999 and $18.1 million for the three months ended March 31, 2000. Between March 31, 1999 and March 31, 2000, expenses increased by $4.6 million for advertising including barter expense, $8.2 million for salary, commissions and benefits, and $1.7 million for travel and entertainment expenses (including tradeshow attendance) and other expenses, including depreciation, recruiting costs and other miscellaneous costs. These increases resulted primarily from an increase in the number of sales and marketing personnel, increased sales commissions and increased expenses related to promoting our vertical trade communities. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales and marketing personnel for both our vertical trade communities and acquired exchange operations. Additionally, we plan to focus heavily on branding and advertising for both our vertical trade communities and our exchange platforms.

     General and Administrative Expenses. General and administrative expenses
     -----------------------------------
consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business development personnel, as well as support services and professional service fees. General and administrative expenses were $1.4 million for the three months ended March 31, 1999 and $12.2 million for the three months ended March 31, 2000. Between March 31, 1999 and March 31, 2000, expenses increased by $3.9 million for salaries and benefits costs, $1.9 million for professional fees, $1.2 million for facility costs, $400,000 for depreciation and $3.4 million for other general and administrative costs including recruiting, bad debt, travel and entertainment and other miscellaneous costs. These increases were due primarily to increased staffing levels, higher facility costs, including supporting offices of newly acquired businesses, and professional fees to support the growth of our infrastructure. We expect to hire additional support personnel as we develop new vertical communities and expand business services and newly acquired businesses, specifically the exchange operations.

     Amortization Expense. Amortization expense consists primarily of goodwill
     --------------------
resulting from acquisitions. Also included in amortization expense are the amortization of capitalized intangible assets, such as covenants-not-to-compete, assembled workforces, strategic relationships and technologies obtained from acquisitions. Amortization periods for goodwill range from 36 to 60 months due to rapidly changing technology. Amortization expense was $275,000 for the three months ended March 31, 1999 and $15.6 million for the three months ended March 31, 2000. The increase in amortization expense is attributable to the 15 acquisitions we completed between March 31, 1999 and March 31, 2000. Amortization expense is expected to increase as we continue our acquisition strategy.

     In-Process Research and Development Expense. A one-time non-recurring
     -------------------------------------------
charge of $10.0 million for in-process research and development was expensed in March 2000. The in-process research and development charge relates to the write-off of in-process research and development relating to our acquisition of Tradeum.

     Net Gain on Investment.  In March 2000, pursuant to an Agreement and Plan
     ----------------------
of Reorganization, Ariba acquired all of the outstanding capital stock of Tradex. In connection with the reorganization, we received 566,306 shares of Ariba valued at approximately $86.5 million at the time of the reorganization in exchange for our shares of Tradex. After selling 140,000 shares in March 2000, we recorded a net investment gain of $79.9 million in the three months ended March 31, 2000.

     Equity in Earnings of Affiliate. During the three months ended March 31,
     -------------------------------
2000, approximately $231,000 was earned from NECX's 50% ownership in Electronic Commodity Exchange Asia., Ltd.

     Interest, Net. Interest income, net of expense, includes income from our
     -------------
cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $148,000 (net of $189,000 of interest expense) for the three months ended March 31, 1999 and incurred net interest expense of $724,000 (net of $1.1 million of interest income) for the three months ended March 31, 2000. Interest expense increased during the period because of our outstanding convertible debt and NECX's line of credit borrowings. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, on a pro forma basis, our primary source of liquidity consisted of cash and highly liquid, high-quality debt instruments resulting from our issuance of $115.0 million of convertible subordinated debentures and our issuance of the Series A 6.00% convertible redeemable preferred stock to Microsoft for $100.0 million. Our intent is to make the majority of such funds readily available for operating purposes. At March 31, 2000, on a pro forma basis, we had cash and cash equivalents, short-term investments and long-term investments totaling approximately $208.4 million, compared to $75.3 million at December 31, 1999.

     Net cash used in operating activities was $4.6 million for the three months ended March 31, 1999 and $23.5 million for the three months ended March 31, 2000. Net cash used in operating activities consisted primarily of net operating losses and increases in accounts receivable, inventory and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses and accounts payable.

     Net cash used in investing activities was $47.1 million for the three months ended March 31, 1999 and net cash provided from investing activities was $8.2 million for the three months ended March 31, 2000. Cash from investing activities for the three months ended March 31, 2000 included the sale and maturities of marketable securities for $40.7 million (net of purchases) and $3.2 million from stand-by letters of credit (restricted cash). Cash used in investing activities included capital expenditures and capitalized software costs of $11.2 million and acquisitions of $24.6 million.

     Net cash provided by financing activities was $56.4 million for the three months ended March 31, 1999 and $32.1 million for the three months ended March 31, 2000. Net cash provided by financing activities primarily consisted of a line of credit borrowing of $23.7 million (net of a repayment of $22.9 million in connection with the acquisition of RW Electronics) and proceeds from the exercise of employee stock options and stock purchase plan of $8.8 million.

     In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On April 7, 2000, the Securities and Exchange Commission declared effective a registration statement covering the convertible subordinated debentures and the shares of our common stock underlying the debentures. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date though September 26, 2002. As of April 25, 2000, approximately $93.3 million of the debentures were converted by debt holders into 4,664,750 shares of our common stock. We made a conversion inducement payment of $11.2 million to the holders and wrote-off a portion of the debt issuance costs of approximately $2.9 million against additional paid-in capital.

     Capital expenditures, including capital leases and capitalized software costs, were $11.2 million for the three months ended March 31, 2000. These expenditures consisted primarily of the purchase of office furniture, computer hardware and communications equipment. It is expected that our capital expenditures will increase in the future as our growth continues. We have generally funded our capital expenditures through working capital and capital leases and expect to continue to do so in the foreseeable future.

     In February 2000, NECX entered into a $33.0 million revolving line of credit. In March 2000, the maximum amount that could be borrowed under the line was increased from $33.0 million to $50.0 million. As of May 1, 2000, $31.4 million was outstanding on the line of credit. The line of credit will be used for the working capital requirements of NECX, including funding any letters of credit needed for the business, and for its general operating capital needs. The line of credit is guaranteed by VerticalNet and is secured by a pledge of our ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to prime rate which, at May 1, 2000, was 9%. The line of credit has a term of one year.

     In March 2000, we entered into an agreement with Microsoft with respect to a strategic relationship. As part of the strategic relationship, in April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A 6.00% convertible redeemable preferred stock, which are initially convertible into 1,151,080 shares of our common stock. On April 1, 2010, at the election of the holder of the Series A preferred stock, the Company shall be required to redeem all outstanding shares of Series A preferred stock at a specified price. In addition, at the option of the Company, each share of Series A preferred stock will be subject to redemption at a calculated price using cash or the Company's common stock if certain conditions are met as specified in the Statement with Respect to Shares of Series A 6.00% Convertible Redeemable Stock Due 2010 of VerticalNet, Inc. Because the Company can elect to redeem the preferred stock for common equity, it has been classified as an equity instrument in the consolidated financial statements.
In addition, Microsoft received warrants entitling it to purchase 1.5 million shares of our common stock at an exercise price of $69.50 per share subject to adjustment under certain circumstances.

     In connection with the formation of VerticalNet Europe, we are obligated to contribute an aggregate of $7.0 million to the venture over the next two years. We anticipate making a net cash payment of $3.5 million in the second quarter of fiscal year 2000.

     In connection with the formation of VerticalNet Japan, we are obligated to make an initial contribution of approximately $1.6 million. Additionally, we are obligated to contribute an aggregate of approximately $8.0 million to the joint venture over the next two years.

     We expect that NECX, Tradeum, RW Electronics and other acquisitions will have a negative impact on our liquidity and cash flow in the near term, as we integrate their businesses with ours and invest in the technology necessary to allow the businesses to operate in an on-line environment.

     As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. We can provide no assurance that we will be successful in obtaining such financing either on acceptable terms or at all.

YEAR 2000 COMPLIANCE

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates. Most reports to date, however, have indicated that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries. It is also possible that errors or defects may remain undetected, or that dates other than January 1 or February 29, may trigger Year 2000 type problems. Although we have not experienced any significant Year 2000 problems to date, it is possible that we could face problems or disruptions during 2000. Any Year 2000 problems could cause difficulties accessing our Web sites, thereby resulting in decreased sales of our products and services to our customers and damage to our reputation.

RECENT ACQUISITIONS

     On March 10, 2000, we acquired all the outstanding capital stock of National Career Search, Inc. and HRLibrary.com, Inc. ("CareerMag") from Global Employment Solutions, Inc. In connection with the acquisition, we issued 78,388 shares of our common stock valued at approximately $10.1 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $10.0 million was allocated to assembled workforce and goodwill in the amounts of $200,000 and $9.8 million, respectively. The assembled workforce and goodwill are being amortized on a straight-line basis over 36 months. The results of operations from CareerMag are not material to our consolidated financial position or results of operations. CareerMag is a career site that provides content and the posting of jobs and resumes on the Internet.

     On March 13, 2000, we acquired certain assets and assumed certain liabilities from Leasend.com, Inc. and M.H. International Associates, Inc. ("Leasend"). We issued 168,172 shares of our common stock valued at approximately $20.1 million in connection with the acquisition. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $20.1 million was recorded as goodwill and is being amortized over 36 months. The results of operations from Leasend are not material to our consolidated financial position or results of operations. Leasend is a Web site that facilitates industrial equipment auctions.

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of our common stock valued at approximately $325.0 million and 1,426,148 employee options to purchase VerticalNet common stock valued as of the date of acquisition at $122.6 million based on an independent valuation obtained by the Company. A portion of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 25% based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $452.6 million was allocated to in-process research and development, developed technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached feasibility and has no alternative future uses (see Note 4 of the consolidated financial statements). The developed technology, assembled workforce and goodwill are being amortized on a straight-line basis over 36 months.

     On March 31, 2000, NECX, one of our wholly-owned subsidiaries, acquired substantially all of the assets and liabilities of RW Electronics for approximately $14.5 million in cash and 720,652 shares of our common stock valued at approximately $73.0 million. Additionally, we assumed certain liabilities including a $22.9 million line of credit, which was paid in cash upon the transaction closing. RW Electronics was a privately held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $76.7 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $500,000 and $61.2 million, respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill are being amortized on a straight-line basis over 60 months.

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

     In October 1999, the Chief Accountant of the Securities and Exchange Commission (the "SEC") requested that the Financial Accounting Standards Board Emerging Issues Task Force (the "EITF") address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (1) there appeared to be diversity in practice or (2) the issues are not specifically addressed in current accounting literature or (3) the SEC Staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC are potentially applicable to the Company. Although the EITF has begun to deliberate these issues, formal guidance has not been issued to date for the majority of them.
In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB
101A), which is required to be implemented in the quarter ended June 30, 2000. The Company is currently analyzing the potential impact of SAB No. 101 on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or the Company's formal implementation of SAB No. 101, will not result in changes to the Company's historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the Company's consolidated financial statements.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Our Limited Operating History and Evolving Revenue Model Make It Difficult to
-----------------------------------------------------------------------------
Evaluate Whether We Can Sustain and Generate Revenues.
-----------------------------------------------------

     We launched our first vertical trade community in October 1995 and thus have a relatively limited operating history. In addition, our revenue model is evolving, which, together with our limited operating history and the rapidly changing e-commerce market, makes evaluating our future prospects very difficult. Currently, our Internet-based revenues are generated primarily from the sale of advertising on our vertical trade communities. In the future, we expect to generate a greater percentage of our revenues from multiple sources, including e-commerce and business services. In particular, we expect that a significant percentage of our overall revenues will continue to come from our exchange operations. We may not be able to sustain our current revenues or successfully generate e-commerce or business services revenue. We also may not be able to integrate the revenue streams of NECX successfully into an e-commerce platform. If we do not sustain our current revenue or generate e-commerce or business services revenue, including revenue from exchange e-commerce applications, our business, financial condition and operating results will suffer.

We Anticipate We Will Incur Continued Losses For the Foreseeable Future.
-----------------------------------------------------------------------

     As of March 31, 2000, our accumulated deficit was $30.7 million. Although we reported net income of $42.1 million for the three months ended March 31, 2000, this net income resulted from our net gain on investment of $79.9 million. Without this net gain on investment, we would have sustained a $37.8 million net loss. We expect to continue to incur operating losses in the foreseeable future. We may never generate operating profit or, if we do become profitable from operations, we may be unable to sustain such profitability.

We Expect Our Operating Expenses To Increase.
--------------------------------------------

     Our limited operating history makes it difficult to predict our future operating results, including operating expenses. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. If our revenues do not increase, we may not be able to compensate for the lack of additional revenue by reducing expenses in a timely manner. Our revenues may not grow or may not even continue at their current level.

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

     We also expect our expenses to increase significantly due to the impact of amortization expense and other charges resulting from completed and future acquisitions. Leading Web sites, browser providers and other Internet distribution channels may also begin to charge us for their providing access to our products and services. If any of these expenses are not accompanied by increased revenues, our business, financial condition and operating results would be harmed.

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

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these investments. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, the accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in such public securities are then marked to market at the end of each quarter. In addition, if the market value of an equity security in which we have invested becomes readily determinable and we sell the security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. There can be no assurance that we will realize any gain from our investments. Finally, if it is determined that a decline in the fair value of one of our investments is other than temporary, the investment may be deemed impaired, which would require us to write-down or write-off the carrying value of our investment. Such a result may be outside of our control and could adversely affect our stock price and business.

     Due to the limited history of businesses relying on the Internet as an advertising and commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful, and that such comparisons may not be accurate indicators of future performance. Additionally, if our operating results in one or more quarters do not meet securities analysts' or our shareholders' expectations, the price of our common stock may fall. In addition, after our acquisition of NECX and RW Electronics, quarterly fluctuations in exchange revenues may disproportionately affect our revenues due to their substantial contribution to our overall revenues.

If Our Strategic Relationship with Microsoft Does Not Provide the Benefits We
-----------------------------------------------------------------------------
Expect, Our Business Will Be Materially and Adversely Affected.
---------------------------------------------------------------

     If we are ultimately unable, for any reason, to realize the benefits we expect from our strategic relationship with Microsoft, our business, financial condition and results of operations will be materially and adversely affected. We believe this strategic relationship is critical to our success because it offers the possibility of additional users of our vertical trade communities, further acceptance of our business strategy and model and additional opportunities to generate advertising and e-commerce revenues. However, we cannot assure you that any additional advertising or e-commerce revenues will be generated or that we will realize any of the other benefits expected from this relationship.

     To reap any such benefits, we must first fulfill our obligations in this relationship, which include, among other things, building and assisting Microsoft with the distribution of storefronts and e-commerce centers. Meeting these obligations will require substantial resources on our part, including retraining existing employees and hiring additional personnel. It may also be necessary for our management and other key personnel to divert their attention from other aspects of our business in order to focus on our implementation of the Microsoft relationship and to ensure that our other strategic relationships take into account the Microsoft relationship. Additionally, if we fail to meet the performance goals established under this relationship, we will need to pay additional amounts to Microsoft. Accordingly, the material adverse effect on our business that would result from a failure to realize the anticipated benefits from this relationship would be exacerbated by our dedication of these substantial resources to this relationship and the payment of additional amounts to Microsoft.

Marketing and Distribution Alliances May Not Generate the Expected Number of New
--------------------------------------------------------------------------------
Customers or May Be Terminated.
------------------------------

     We use marketing and distribution alliances with other Internet companies to create traffic on our vertical trade communities and, consequently, to generate revenues. These marketing and distribution alliances allow us to link our vertical trade communities to search engines such as those offered by Lycos. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' Web sites. These arrangements may not generate the expected number of new visitors. We also may be unable to renew these marketing and distribution alliance agreements. If any of these agreements are terminated, the traffic on our vertical trade communities could decrease and cause revenues derived from our sales of advertising on co-branded pages to decrease.

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

We May Ultimately Be Unable To Compete in the Market for Internet Products and
------------------------------------------------------------------------------
Services, Advertising and E-Commerce.
------------------------------------

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

     The market for e-commerce solutions in the electronic components industry, although at an early stage of development, is also intensely competitive, evolving and subject to rapid technological and other change. Our competitors in the electronic components industry, which vary in size and in the scope and breadth of the services and features offered, include:

     .  component manufacturers;
     .  franchised and independent distributors;
     .  other market makers;
     .  electronic components brokers;
     .  on-line catalog aggregators;
     .  on-line excess surplus auction companies;
     .  enterprise software companies;
     .  e-procurement providers; and
     .  vertical content providers.

     We expect the intensity of competition in our target markets to increase in the future as the amount of e-commerce transacted over the Internet grows. Increased competition may result in reduced margins and loss of market share, either of which could seriously harm our business.

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

We May Not Realize Any Return on Our Investments, and May Even Lose Entire
--------------------------------------------------------------------------
Investments Undertaken in Connection with Strategic Relationships.
-----------------------------------------------------------------

     We are increasingly asked to make equity investments in the companies with whom we form strategic relationships. We may never realize any return on these investments, which generally exceed $1.0 million in each such instance. In fact, we may lose our entire investment, which would materially and adversely affect our business and financial condition. The success of any such investment is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions of the investment (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of investments, rather than reinvesting those funds in our own business, may ultimately cause our business to suffer.

Acquisitions May Disrupt or Otherwise Have a Negative Impact on Our Business.
----------------------------------------------------------------------------

     We have acquired, and plan to continue acquiring, complementary Internet and non-Internet companies, technologies and assets. Acquisitions are subject to numerous risks including, without limitation, the following:

     . acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;
     . we may acquire companies in markets in which we have little experience; . we may not be able to retain key employees from acquired companies;
     . we may not be able to integrate the services, products and personnel of any acquisition successfully into our operations;
     . we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions;
     . we may not realize any return on our investment in the acquired company and may even lose our entire investment and incur significant additional losses;
     . our share price could decline following the market's reaction to our acquisitions;
     . our amortization expense will increase as a result of acquisitions; and . our interest deductions may be disallowed for federal income tax purposes.

The Integration Of the Exchanges Into Our Operations May Not Result In
----------------------------------------------------------------------
Additional Revenues.
-------------------

     We believe our acquisition of NECX and other exchanges could result in additional revenue for us. However, our ability to generate substantially higher revenues is dependent on our ability to integrate our off-line exchange business with an on-line business. For the three months ended March 31, 2000, NECX generated net revenues of approximately $14.6 million, all of which were attributable to its off-line market-making business. By comparison, VerticalNet generated net revenues of approximately $12.9 million for the three months ended March 31, 2000, all of which were derived from on-line advertising and e-commerce arrangements.

     To integrate an off-line exchange business into our vertical trade communities, we have retained Computer Sciences Corporation to help design and build a new on-line exchange for NECX. We expect this project to be expensive and time-consuming. Customers who currently use NECX may no longer do so after the transition. There can be no assurance that this project will be completed at the cost and on the timeline that we currently contemplate. If we cannot integrate NECX's traditional off-line business effectively into our on-line solution, whether due to time, monetary or other limitations, or if we cannot retain existing customers and attract new ones, the potential to generate additional revenues through our exchange business may never be realized, which could adversely affect our business, financial condition and operating results.

Our On-Line Exchange May Not Be Successful If It Is Not Adopted by a Significant
--------------------------------------------------------------------------------
Number of Buyers and Suppliers.
------------------------------

     We are attempting to transition the off-line exchange business of NECX into an on-line exchange. If we do not successfully transition those buyers and suppliers who use NECX's off-line business to an on-line exchange and attract a significant number of additional buyers and suppliers to an on-line exchange, our on-line exchange will not be widely accepted, which in turn would limit the growth of our e-commerce revenues and could adversely affect our business, financial condition and operating results. Whether we can retain and attract buyers and suppliers will depend in large part on our ability to design, develop and implement a secure, user-friendly application with features and functionality that buyers and suppliers find attractive in an e-commerce solution and that provides substantial value to its users over traditional procurement methods. Even if we launch our on-line exchange, buyers and suppliers may continue purchasing and selling products through traditional procurement methods, rather than adopting an Internet-based solution. Buyers and suppliers also may not use our on-line exchange if they do not perceive it as a neutral marketplace that does not favor one participant over another.

The Electronics Industry Has Historically Experienced Cycles and Downturns That
-------------------------------------------------------------------------------
Could Adversely Affect Our Business.
-----------------------------------

     General economic downturns and business cycles have historically had an adverse economic effect upon participants in the electronics industry, including hardware and component manufacturers, distributors and market makers such as NECX. In addition, lengthier life-cycles for existing electronic products and delays in new product development and introduction can affect demand for electronic hardware and components. If economic downturns or the cyclical nature of the electronic industry causes a reduction in the amount of electronic components bought and sold, our business, financial condition and operating results will be adversely affected.

If We Are Unable To Maintain Gross Profit Margins in Our Exchange Business, Our
-------------------------------------------------------------------------------
Operating Results Will Suffer.
-----------------------------

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

If Our Advertising Revenues Decline, Our Business Would Suffer.
--------------------------------------------------------------

     We currently rely on revenues generated from the sale of advertising on our vertical trade communities for a significant portion of our revenues. If we do not continue to increase advertising revenues and develop other sources of revenues, our business may suffer. Our ability to increase our advertising revenues depends on many factors, including, without limitation:

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

     Additionally, for some of our advertising customers, we provide extended payment terms over the customer's advertising contract. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements and storefronts to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the three months ended March 31, 2000, approximately $1.9 million, or 7%, of our reported revenue was generated by barter advertising arrangements.

The Seasonality of Our Advertising Revenues and Usage Causes Our Overall
------------------------------------------------------------------------
Revenues To Fluctuate.
---------------------

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

Changes in Industry Advertising Rates Could Negatively Impact Our Revenues.
---------------------------------------------------------------------------

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

Our Internet Content May Not Attract Users With Demographic Characteristics
---------------------------------------------------------------------------
Valuable To Our Advertisers.
---------------------------

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

     We rely on third parties, such as trade publications and news wires, to provide some of the content for our vertical trade communities. It is critical to our business that we maintain and build our existing relationships with content providers. We may not be able to maintain relationships with the third parties we depend upon to provide the content for our vertical trade communities, which could result in decreased traffic on our vertical trade communities and decreased advertising revenue. Many of our agreements with content providers are for initial terms of one to two years. The content providers may choose not to renew the agreements or may terminate the agreements early if we do not fulfill our contractual obligations, including our payment obligations. If a significant number of content providers terminate our agreements with them, it could result in decreased traffic on our vertical trade communities and decreased advertising revenue. Because our agreements with certain of our content providers are nonexclusive, a competitor could offer content similar to, or the same as, ours.

The License Fees We Pay To Content Providers May Increase.
---------------------------------------------------------

     If licensing fees to content providers increase, our business, financial condition and operating results may be negatively impacted. These license fees may increase as competition for such content increases. Our content providers may not enter into new agreements with us on terms similar to those in our current agreements.

If We Do Not Develop the "VerticalNet" Brand and Our Vertical Trade Community
-----------------------------------------------------------------------------
and Other Brands, Our Advertising Revenues Could Decrease.
---------------------------------------------------------

     To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand, as well as the brands associated with each individual vertical trade community (e.g. wateronline.com) and our recent acquisitions, including NECX and Tradeum. If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers, which could result in decreased advertising revenues. We believe that brand recognition will become more important in the future with the growing number of Internet sites. Our brand awareness could be diluted, which could impair our business, financial condition and operating results if users do not perceive our products and services to be of high quality.

We May Not Develop Significant Revenues from E-Commerce, Which Could Adversely
------------------------------------------------------------------------------
Affect Our Future Growth.
------------------------

     For the three months ended March 31, 2000, approximately 4% of our revenues, including net exchange revenues, were generated from e-commerce. If we do not generate increased revenue from e-commerce, our business, financial condition and operating results could be impaired. To generate significant e-commerce revenues, we will have to continue to build and acquire significant e-commerce capabilities. Our recent acquisitions to enhance our e-commerce capabilities which include RW Electronics, Tradeum, NECX, Isadra, LabX and CertiSource, also may not meet our expectations.

If We Are Unable To Provide Our Customers and Users with Real-Time Accurate
---------------------------------------------------------------------------
Product Information, Our E-Commerce Strategy Will Not Succeed.
-------------------------------------------------------------

     Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products, and to update this information promptly when it changes. We will not derive revenue from these products until this data is loaded in our database. Timely loading of these products in our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to load this data accurately in our product database, any of which could delay the actual loading of these products.

     In addition, we are generally obligated under our supplier agreements to load updated product data into our database within a specified period of time following its delivery from the supplier. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may be less useful to our customers and users and may expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. This could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

If Our Suppliers Do Not Provide Timely and Professional Delivery of Products to
-------------------------------------------------------------------------------
Our Customers, Our Business Will Be Harmed.
------------------------------------------

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

We May Not Be Able To Effect Our Growth Strategy If We Are Unable To Complete
-----------------------------------------------------------------------------
Future Acquisitions.
-------------------

     We have been growing, and plan to continue to grow, our business through acquisitions. We may not be able to identify additional suitable acquisition candidates available for sale at reasonable prices or on reasonable terms. Even if we are able to identify appropriate acquisition candidates, we may not be able to negotiate the terms of any acquisition successfully, finance the acquisition or integrate the acquired business, products or technologies into our existing business operations. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted.

Our Rapid Growth Makes It Difficult To Manage Our Growth Effectively.
--------------------------------------------------------------------

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

Our Business Is Susceptible To Numerous Risks Associated with International
---------------------------------------------------------------------------
Operations.
----------

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

Our International Expansion May Make It More Difficult To Manage Our Business.
-----------------------------------------------------------------------------

     In February 2000, we announced the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc and Internet Capital Group, and the formation of VerticalNet Japan, a joint venture with Softbank Commerce Corp. We intend to establish and promote European and Japanese business-to-business trade communities through these new joint ventures. In June 1999, we entered into a co-branding agreement with Metropolis Transactive (Proprietary) Limited, a South African company creating on-line marketplaces focused on the African market. We expect to further expand in international markets. To do so, we plan to establish international operations, hire additional personnel and establish relationships with additional suppliers and strategic partners. This expansion will require significant management attention and financial resources and could have a negative effect on our business, revenues, financial condition and results of operations. We may not be able to create or sustain international demand for our Internet-based, e-commerce business model and services. Even if we are able to identify appropriate international joint venture partners, we may not be able to negotiate the terms of any venture successfully, finance the venture or integrate the venture partner's business, products or technology into our existing business operations, or we may become dependent on our joint venture partners.

Risk of Failure of Our Computer and Communications Hardware Systems Increases
-----------------------------------------------------------------------------
Without Back-Up Facilities.
--------------------------

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

Capacity Limits on Our Technology, Transaction Processing System and Network
----------------------------------------------------------------------------
Hardware and Software May Be Difficult To Project and We May Not Be Able To
---------------------------------------------------------------------------
Expand and Upgrade Our Systems To Meet Increased Use.
----------------------------------------------------

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

Our Market Is Characterized by Rapid Technological Change, Which We May Not Be
------------------------------------------------------------------------------
Able To Keep Pace With in a Cost-Effective Way.
----------------------------------------------

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

We May Not Be Able To Acquire Or Maintain Easily Identifiable Web Addresses or
------------------------------------------------------------------------------
Prevent Third Parties from Acquiring Web Addresses Similar to Ours.
------------------------------------------------------------------

     We currently hold various Internet Web addresses relating to our brands. We may not be able to prevent third parties from acquiring Web addresses that are similar to our addresses, which could impair our business, financial condition and operating results. The acquisition and maintenance of Web addresses generally is regulated by governmental agencies and their designees. The regulation of Web addresses in the United States and in foreign countries is subject to change. We may not be able to acquire or maintain relevant Web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

Our Interests May Conflict with Those of Internet Capital Group, Our Largest
----------------------------------------------------------------------------
Shareholder, Which May Affect Our Business Strategy and Operations Negatively.
-----------------------------------------------------------------------------

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At April 30, 2000, Internet Capital Group beneficially owned 24,590,020 shares, or 30.3%, of our common stock. In addition, at April 30, 2000, Internet Capital Group owned warrants to purchase an additional 478,624 shares of our common stock and $5.0 million of our convertible subordinated debentures, which are convertible into 250,000 shares of our common stock. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

     Additionally, in order to avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities. If its ownership interest falls below 25%, Internet Capital Group may need to either liquidate its position entirely or purchase additional voting securities to return to an ownership interest of at least 25% in order to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders.

Our Success Depends on Our Key Personnel Who We May Not Be Able To Retain, and
------------------------------------------------------------------------------
We May Not Be Able To Hire Enough Additional Personnel To Meet Our Hiring Needs.
-------------------------------------------------------------------------------

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. Only two members of our senior management team have an employment agreement. We carry key person life insurance on certain, but not on all, of our senior management personnel.

     Our success also depends on having a highly trained technical staff, sales force and telesales group. Our telesales group was formed recently. We will need to continue to hire additional personnel as our business grows. A shortage in the number of trained technical personnel and salespeople could limit our ability to design, develop and implement our e-commerce solutions and other technology, increase sales in our existing vertical trade communities and make new sales as we launch new vertical trade communities.

     We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for employees with technical expertise, is intense. Our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

Our Success Depends on the Development of the E-Commerce Market, Which Is
-------------------------------------------------------------------------
Uncertain.
---------

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

     A number of factors could prevent such acceptance, including the following:

     . buyers may be unwilling to shift their purchasing from traditional vendors to on-line vendors;
     . the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;
     . customers and suppliers may be unwilling to use on-line vendors due to security and confidentiality concerns;
     . increased government regulation or taxation may adversely affect the viability of e-commerce;
     . insufficient availability of, or changes in, telecommunication services could result in slower response times or inconsistent service quality;
     . adverse publicity and concerns about the security and confidentiality of e-commerce transactions could discourage its acceptance and growth;
     . lack of human contact that current traditional suppliers provide; and . lack of availability of cost-effective, high-speed Internet service.

Adoption Of the Internet As An Advertising Medium Is Uncertain.
--------------------------------------------------------------

     The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has not yet fully occurred. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business, financial condition and operating results could suffer. No standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising and advertisers who are not currently advertising on the Internet may be reluctant to do so. Our business, financial condition and operating results would suffer if the market for Internet advertising fails to develop or develops more slowly than expected.

Security Risks and Concerns May Deter the Use Of the Internet For Conducting E-
-------------------------------------------------------------------------------
Commerce.
--------

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our e-commerce business. We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in on-line transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information. We also use encryption technology, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers in commerce transactions.

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

Limited Internet Infrastructure May Affect Service.
--------------------------------------------------

     The accelerated growth and increasing volume of Internet traffic may cause performance problems, which would slow the adoption of our Internet-based e-commerce solution. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce business model may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.

We May Not Be Able To Protect Our Proprietary Rights and May Infringe the
-------------------------------------------------------------------------
Proprietary Rights of Others.
----------------------------

     Proprietary rights are important to our success and our competitive position. As of May 1, 2000, we own and use 24 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 35 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of May 1, 2000, we own and use 7 trademarks registered with various foreign patent and trademark offices and have 36 applications pending with foreign patent and trademark offices. Although we seek to protect our proprietary rights, we may be unable to protect our trademarks and other proprietary rights adequately or to prevent others from claiming violations of their trademarks and other proprietary rights. Generally, our domain names for our vertical trade communities cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright and trademark protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.

We May Be Subject to Legal Liability for Publishing or Distributing Content over
--------------------------------------------------------------------------------
the Internet.
------------

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

We May Be Exposed to Product Liability and Other Commercial Claims.
------------------------------------------------------------------

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

We Are Subject to Government Regulation That Exposes Us to Potential Liability
------------------------------------------------------------------------------
and Negative Publicity.
----------------------

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

We May Not Have Sufficient Cash Flow To Service Our Debt.
--------------------------------------------------------

     As of March 31, 2000 (on a pro forma basis to reflect the conversion of certain of our 5 1/4% convertible subordinated debentures), we had approximately $24.4 million in long term debt (including the current portion). Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments required as a result of our September 1999 offering of convertible subordinated debentures. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

We May Require Additional Capital for Our Operations, Which Could Have Dilutive
-------------------------------------------------------------------------------
and Other Negative Effects On Our Shareholders.
----------------------------------------------

     We currently anticipate that the net proceeds of our September 1999 offering of debentures and the sale of our Series A 6.00% convertible redeemable preferred stock and a warrant to Microsoft, together with our existing borrowing arrangements, current investments (including equity interests in other entities) and other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future to fund rapid expansion, pursue customer sales, develop new or enhanced solutions and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

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

Shares Eligible for Future Sale by Our Current Shareholders May Cause Our Stock
-------------------------------------------------------------------------------
Price To Decline.
----------------

     If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, then the market price of our common stock could fall.

     As of May 10, 2000, the holders of up to approximately 34,137,200 shares of common stock, warrants to purchase 2,127,038 shares of common stock and Series A 6.00% convertible redeemable preferred stock, which are initially convertible into 1,151,080 shares of common stock, have demand and/or piggy-back registration rights. Under the terms of the Series A preferred stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A preferred stock or shares of common stock, rather than paying cash dividends. The shares of common stock underlying any dividended shares of Series A preferred stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a registration statement to register shares of common stock under our stock option and employee stock purchase plans. Shares issued upon exercise of stock options and employee stock purchase plans will be eligible for resale in the public market without restriction.

Anti-Takeover Provisions and Our Right To Issue Preferred Stock Could Make a
----------------------------------------------------------------------------
Third-Party Acquisition of Us Difficult.
---------------------------------------

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

Our Common Stock Price Is Likely To Remain Highly Volatile.
----------------------------------------------------------

     The market price of our common stock has been, and will likely continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. Our stock may not trade at the same levels as other Internet stocks, and Internet stocks in general may not sustain their current market prices.

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

The Year 2000 Problem May Still Have an Adverse Effect on Our Business.
----------------------------------------------------------------------

     We could possibly face problems or disruptions in our business as a result of the Year 2000 problem and are continuing to assess potential issues. It is possible that errors or defects remain undetected or that dates other than January 1 or February 29 may trigger Year 2000 type problems. We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software and other equipment used internally. If our past and present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our business, operating results and financial position could be harmed. If our Web-hosting facilities are not Year 2000 compliant, our production Web sites would be unavailable and we would not be able to deliver services to our users. If our production and operational facilities that support our Web sites are not Year 2000 compliant, small portions of our Web sites may become unavailable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to risks associated with interest rate changes and changes in the market value of our investments.

     Interest Rate Risk.  Our exposure to market risk related changes in
     ------------------
interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment.

     As of March 31, 2000, our portfolio investments consisted of $31.0 million in cash and cash equivalents, $29.3 million in debt instruments having a maturity of less than one year, and $8.8 million in debt instruments that had a maturity of greater than one year. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2000 would have decreased by less than $154,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     Investment Risk. We invest in equity instruments of privately-held
     ---------------
companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees, completing initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of March 31, 2000, the fair market value of these investments included in short-term investments is $50.4 million.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended March 31, 2000, we sold the following unregistered securities pursuant to the following transactions:

     . On March 10, 2000, we issued 78,388 shares of our common stock valued at approximately $10.1 million in connection with the acquisition of National Career Search, Inc. and HRLibrary.com, Inc., in exchange for the outstanding capital stock of National Career Search, Inc. and HRLibrary.com, Inc. from one shareholder.

     . On March 13, 2000, we issued 168,172 shares of our common stock valued at approximately $20.1 million in connection with the acquisition of Leasend.com, Inc. and M.H. International Associates, Inc., in exchange for the assets acquired and liabilities assumed.

     . On March 23, 2000, we issued 2,573,837 shares of our common stock valued at approximately $325.0 million in connection with the acquisition of Tradeum, Inc., in exchange for the outstanding capital stock of Tradeum, Inc. held by 27 shareholders.

     . On March 31, 2000, we issued 720,652 shares of our common stock valued at approximately $73.0 million in connection with the acquisition of R.W. Electronics, Inc., in exchange for the assets acquired and liabilities assumed.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q.

Exhibit
Number      Description
------      -----------

3.1    Amended and Restated Articles of Incorporation (1)
3.2    Amended and Restated Bylaws (1)
3.3    Amendment to Amended and Restated Articles of Incorporation (2)
4.1 Indenture dated September 27, 1999 between VerticalNet, Inc. and Bankers Trust Company (3)
4.2 Registration Rights Agreement dated September 27, 1999 between VerticalNet, Inc and the initial purchasers of its 5 1/4% Convertible Subordinated Debentures (3)
4.3 Statement with Respect to Shares of Series A 6.00% Convertible Redeemable Preferred Stock Due 2010 of VerticalNet, Inc. (2)
10.1   Amended and Restated 1996 Equity Compensation Plan (1)(4)
10.2   Employment Agreement with Mark L. Walsh (1)(4)
10.3   Employment Agreement with Barry E. Wynkoop (1)(4)
10.4 Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock dated November 25, 1998 issued to Progress Capital, Inc. (1)
10.5 Form of Common Stock Purchase Warrant dated November 25, 1998 issued in connection with the Convertible Note (1)
10.6 Series A Preferred Stock Purchase Agreement dated as of September 12, 1996 between Internet Capital Group, L.L.C. and the Registrant (1)
10.7 Series D Investor Rights Agreement dated as of May 8, 1998 by and among the Registrant and certain Investors (1)
10.8 Registration Rights Agreement dated as of November 25, 1998 between the Company and the Convertible Note Holders (1)
10.9 Agreement of Lease between Liberty Property Limited Partnership and VerticalNet (5)
10.10 Agreement and Plan of Merger dated June 14, 1999 among the Company, TSX Acquisition Corp., Techspex and the stockholders of Techspex (6)
10.11 Stock Purchase Agreement dated July 29, 1999 among the Company, 4052995 Manitoba Ltd., LabX Technologies and the stockholders of LabX (7)
10.12 Agreement and Plan of Merger dated August 10, 1999 among the Company, CertiSource Acquisition Co., Inc., CertiSource, Inc. and stockholders of CertiSource (8)
10.13 Agreement and Plan of Merger dated May 24, 1999 among the Company, Isadra Acquisition Corp., Isadra, Hugo Daley, Mastafa Syed and Tira Capital Management as Shareholders' Representative (9)
10.14  1999 Equity Compensation Plan (3)(4)
10.15 Asset Purchase Agreement dated November 16, 1999 by and among VerticalNet, Inc., NECX Acquisition LLC, New England Circuit Sales, Inc., NECX Exchange LLC, NECX Exchange Trust and Henry J. Bertolon, Jr. (10)
10.16  Convertible Promissory Note in the Principal Amount of $10.5 million (10)
10.17  Convertible Promissory Note in the Principal Amount of $34.5 million (10)
10.18  Convertible Promissory Note in the Principal Amount of $25.0 million (10)
10.19  Amended and Restated Equity Compensation Plan for Employees (4)(10)
10.20 Agreement and Plan of Merger, dated as of March 8, 2000 by and among VerticalNet, Inc., VERT Acquisition Corp., Tradeum, Inc. and Z.V. Schreiber (12)
10.21  Asset Purchase Agreement dated by and among VerticalNet,

       Inc., NECX.com LLC, R.W. Electronics Trust, R.W. Electronics, Inc., Robert Benedict and Peter L. LeSaffre (13)
27     Financial Data Schedule*

--------
* Filed herewith.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998 amended and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's report on Form 8-K dated April 4, 2000.
(3) Filed as an exhibit to the Registrant's report on Form 10-Q dated September 30, 1999.
(4)  Compensatory plans and arrangements for executives and others.
(5) Filed as an exhibit to the Registrant's report on Form 10-Q dated June 30, 1999.
(6) Filed as an exhibit to the Registrant's report on Form 8-K dated June 29, 1999.
(7) Filed as an exhibit to the Registrant's report on Form 8-K dated July 29, 1999.
(8) Filed as an exhibit to the Registrant's report on Form 8-K dated August 10, 1999.
(9) Filed as an exhibit to the Registrant's report on Form 8-K dated August 25, 1999.
(10) Filed as an exhibit to the Registrant's report on Form 8-K dated December 16, 1999.
(11) Filed as an exhibit to the Registrant's report on Form 10-K dated December 31, 1999.
(12) Filed as an exhibit to the Registrant's report on Form 8-K dated March 23, 2000.
(13) Filed as an exhibit to the Registrant's report on Form 8-K dated March 31, 2000.

(b)  Reports on Form 8-K

 .    On February 1, 2000, the Registrant filed its report on Form 8-K/A dated
     December 16, 1999 regarding its acquisition of NECX Exchange Trust.

 .    On February 11, 2000, the Registrant filed its report on Form 8-K dated
     February 11, 2000 regarding (i) the formation of VerticalNet Europe, a joint venture with British Telecommunications, plc and Internet Capital Group, Inc.; (ii) its alliance with Microsoft Corporation; and (iii) plans to form a Japanese joint venture between the Registrant and Softbank Commerce Corp., a wholly-owned subsidiary of Softbank Corporation.

 .    On February 22, 2000, the Registrant filed its report on Form 8-K dated
     February 22, 2000, regarding its announcement that a definitive agreement was signed by NECX.com LLC, the Registrant's wholly-owned subsidiary, to acquire R.W. Electronics, Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000

                                        VerticalNet, Inc.

                                                /s/ Mark L. Walsh
                                        By:__________________________
                                           Mark L. Walsh
                                           President and Chief
                                           Executive  Officer


                                                /s/ Gene S. Godick
                                        By:__________________________
                                           Gene S. Godick
                                           Senior Vice President and
                                           Chief Financial Officer