Form 10-Q
period 2000-06-30
VERTICALNET INC
filed 2000-08-14
CIK 1043946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or
[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-25269

                                VerticalNet, Inc.

             (Exact name of registrant as specified in its charter.)

               Pennsylvania                           23-2815834
      -------------------------------       --------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

                                700 Dresher Road
                                Horsham, PA 19044
                     --------------------------------------
                    (Address of principal executive offices)

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

As of August 1, 2000, 86,099,239 shares of Registrant's common stock were outstanding.

                                VERTICALNET, INC.

                                    FORM 10-Q
                   (For Quarterly Period Ended June 30, 2000)

                                TABLE OF CONTENTS



                                                                                Page
                                                                                ----
Part I

     Item 1. Consolidated Financial Statements                                    3
     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                               21
     Item 3. Quantitative and Qualitative Disclosures About Market Risk          46

Part II

     Item 1. Legal Proceedings                                                   47
     Item 2. Change in Securities and Use of Proceeds                            47
     Item 3. Default Upon Senior Securities                                      48
     Item 4. Submission of Matters to a Vote of Security Holders                 48
     Item 5. Other Information                                                   49
     Item 6. Exhibits and Reports on Form 8-K                                    49

                                VERTICALNET, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         2000              1999
                                                                                     -----------        ------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $    76,500         $  14,254
    Short-term investments                                                                97,339            44,131
    Accounts receivable, net of allowance for doubtful accounts of
     $3,779 in 2000 and $2,085 in 1999                                                   101,231            45,776
    Inventory                                                                             13,577             5,510
    Prepaid expenses and other assets                                                     26,561             5,964
                                                                                     -----------         ---------
             Total current assets                                                        315,208           115,635
                                                                                     -----------         ---------
Property and equipment, net                                                               32,328            13,148
Goodwill, net of accumulated amortization of
     $74,174 in 2000 and $7,323 in 1999                                                  625,831           159,253
Other intangibles, net of accumulated amortization of
     $4,779 in 2000 and $780 in 1999                                                      38,371            18,671
Long-term investments                                                                      7,789            16,885
Other assets                                                                              37,408            17,312
                                                                                     -----------         ---------
             Total assets                                                            $ 1,056,935         $ 340,904
                                                                                     ===========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $     5,106         $   1,372
    Line of credit                                                                        45,218              --
    Accounts payable                                                                      29,592            14,515
    Accrued expenses                                                                      22,798            20,102
    Deferred revenues                                                                     46,375             9,768
                                                                                     -----------         ---------
             Total current liabilities                                                   149,089            45,757
                                                                                     -----------         ---------
Long-term debt, net of current portion                                                     1,189             1,750
                                                                                     -----------         ---------
Convertible notes                                                                         21,705           115,000
                                                                                     -----------         ---------

Commitments and contingencies (Note 8)

Shareholders' Equity:
    Preferred stock $.01 par value, 10,000,000 shares authorized;
      Series A 6% convertible redeemable preferred stock,
      250,000 shares designated, 100,000 shares issued in 2000                            90,946              --
      plus accrued dividends of $1,450 (liquidation value of $101,450)
    Common stock $.01 par value, 126,787,533 shares
      authorized, 85,081,001 shares issued in 2000 and
      72,120,866 shares issued in 1999                                                       851               721
    Common stock to be issued                                                               --              99,546
    Additional paid-in capital                                                           933,801           151,875
    Deferred compensation                                                                   (469)             (601)
    Accumulated other comprehensive loss                                                 (22,994)             (219)
    Accumulated deficit                                                                 (116,378)          (72,773)
                                                                                     -----------         ---------
                                                                                         885,757           178,549
    Treasury stock at cost, 656,356 shares in 2000 and
      649,936 shares in 1999                                                                (805)             (152)
                                                                                     -----------         ---------
             Total shareholders' equity                                                  884,952           178,397
                                                                                     -----------         ---------
             Total liabilities and shareholders' equity                              $ 1,056,935         $ 340,904
                                                                                     ===========         =========


          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                           2000          1999          2000          1999
                                                        ---------      --------      ---------      --------
                                                                            (UNAUDITED)
REVENUES:
Exchange transaction sales                              $ 168,224      $   --        $ 267,267      $   --
Cost of exchange transaction sales                        139,111          --          223,567          --
                                                        ---------      --------      ---------      --------
   Net exchange revenues                                   29,113          --           43,700          --

Advertising and e-commerce revenues                        24,445         3,551         37,309         5,485
                                                        ---------      --------      ---------      --------
   Combined revenues                                       53,558         3,551         81,009         5,485


COSTS AND EXPENSES:
Editorial and operational                                   8,704         1,689         12,966         2,885
Product development                                         8,640         1,485         13,175         2,695
Sales and marketing                                        37,459         5,547         55,582         9,177
General and administrative                                 18,988         1,970         31,193         3,350
Amortization expense                                       55,658           336         71,273           610
In-process research and development charge (Note 3)          --            --           10,000          --
                                                        ---------      --------      ---------      --------
Operating loss                                            (75,891)       (7,476)      (113,180)      (13,232)
                                                        ---------      --------      ---------      --------

OTHER INCOME (EXPENSES):
Net gain on investment                                       --            --           79,875          --
Conversion payment to debt holders                        (11,207)         --          (11,207)         --
Equity in earnings of affiliates                              319          --              550          --
Interest, net                                               1,081           715            357           863
                                                        ---------      --------      ---------      --------
   Other  income (expense)                                 (9,807)          715         69,575           863
                                                        ---------      --------      ---------      --------

Net loss                                                $ (85,698)     $ (6,761)     $ (43,605)     $(12,369)

Less: preferred stock dividends                            (1,450)         --           (1,450)         --
                                                        ---------      --------      ---------      --------

Loss attributable to common shareholders                $ (87,148)     $ (6,761)     $ (45,055)     $(12,369)
                                                        =========      ========      =========      ========


Basic and diluted net loss per common share             $   (1.05)     $  (0.10)     $   (0.57)     $  (0.23)
                                                        =========      ========      =========      ========

Weighted average common shares outstanding
    used in basic and diluted per share calculation        83,052        67,393         78,926        54,084
                                                        =========      ========      =========      ========

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       2000          1999
                                                                                    ---------      --------
                                                                                          (UNAUDITED)
    Net loss                                                                        $ (43,605)     $(12,369)
                                                                                    ---------      --------
    Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation, amortization and other noncash charges                     74,133         1,262
              Income from equity method investments                                      (550)         --
              Net gain on investment                                                  (79,875)         --
              In-process research and development charge                               10,000          --
              Change in assets, net of effect of acquisitions:
                  Accounts receivable                                                 (16,852)       (2,916)
                  Inventory                                                            (1,683)         --
                  Prepaid expenses and other assets                                   (21,842)       (1,111)
              Change in liabilities, net of effect of acquisitions:
                  Accounts payable                                                     10,869           675
                  Accrued expenses                                                      4,032           780
                  Deferred revenues                                                    36,240         3,122
                                                                                    ---------      --------
    Net cash used in operating activities                                             (29,133)      (10,557)
                                                                                    ---------      --------
Investing activities:
    Acquisitions, net of cash acquired                                                (27,205)       (1,856)
    Purchase of available-for-sale investments                                        (69,666)      (84,430)
    Purchase of cost and equity method company investments                            (17,071)         --
    Proceeds from sale and redemption of available-for-sale investments                85,794        57,356
    Restricted cash                                                                     2,415        (1,220)
    Advances                                                                             --            (390)
    Capital expenditures                                                              (21,348)         (631)
                                                                                    ---------      --------
Net cash used in investing activities                                                 (47,081)      (31,171)
                                                                                    ---------      --------
Financing activities:
    Borrowings under line of credit                                                    68,299          --
    Repayments of line of credit                                                      (45,972)       (2,000)
    Proceeds from subsidiary's sale of redeemable preferred stock (Note 5)              3,384          --
    Principal payments on obligations under capital leases                               (971)         (285)
    Net proceeds from issuance of common stock in initial public offering                --          58,459
    Net proceeds from issuance of Series A convertible preferred stock (Note 9)        99,900          --
    Proceeds from exercise of stock options and employee stock purchase plan           13,820           126
                                                                                    ---------      --------
Net cash provided by financing activities                                             138,460        56,300
                                                                                    ---------      --------
Net increase in cash                                                                   62,246        14,572
Cash and cash equivalents--beginning of period                                         14,254         5,663
                                                                                    ---------      --------
Cash and cash equivalents--end of period                                            $  76,500      $ 20,235
                                                                                    =========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest (includes conversion payment to
    debt holders)                                                                   $  15,714      $    159
                                                                                    =========      ========
Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                         $    --        $    465
    Issuance of common stock as consideration for acquisitions                      $ 561,095      $  4,059
    Warrant exercises                                                               $     653      $     92
    Notes converted to common stock                                                 $    --        $  5,000
    Financing agreement for directors and officers liability insurance              $    --        $    430
    Preferred dividends                                                             $   1,450      $   --
    Conversion of convertible subordinated debentures to common stock               $  90,400      $   --

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                     ADDITIONAL
                                              PREFERRED STOCK       COMMON STOCK     COMMON STOCK     PAID-IN      DEFERRED
                                             SHARES     AMOUNT     SHARES    AMOUNT  TO BE ISSUED     CAPITAL    COMPENSATION
                                             ------    -------     ------    ------  ------------    ----------  ------------

Balance, January 1, 2000                        --     $    --     72,121     $721     $ 99,546      $ 151,875      $(601)

Issuance of Series A 6.00% convertible
   redeemable preferred stock and warrants     100      89,496         --       --           --         18,007         --

Series A convertible preferred dividends        --       1,450         --       --           --         (1,450)        --

Conversion of convertible debt                  --          --      4,665       46           --         90,354         --

Exercise of options                             --          --      2,206       22           --         12,946         --

Shares issued through employee
    stock purchase plan                         --          --         50        1           --            851         --

Shares issued as consideration for
    acquisitions                                --          --      5,882       59      (99,546)       660,582         --

Exercise of warrants                            --          --        157        2           --            651         --

Unearned compensation                           --          --         --       --           --            (15)        15

Amortization of unearned compensation           --          --         --       --           --             --        117

     Net loss                                   --          --         --       --           --             --         --
         Unrealized loss on securities          --          --         --       --           --             --         --

        Comprehensive income                    --          --         --       --           --             --         --
                                             -----     -------     ------     ----     --------      ---------      -----
Balance, June 30, 2000                         100      90,946     85,081     $851     $     --      $ 933,801      $(469)
                                             =====     ======      ======     ====     ========      =========      =====

                                              ACCUMULATED OTHER                             TOTAL
                                                COMPREHENSIVE    ACCUMULATED   TREASURY  SHAREHOLDERS'   COMPREHENSIVE
                                                    LOSS           DEFICIT      STOCK       EQUITY          INCOME
                                              -----------------  -----------   --------  -------------   -------------

Balance, January 1, 2000                          $   (219)       $ (72,773)     $(152)     $ 178,397      $     --

Issuance of Series A 6.00% convertible
   redeemable preferred stock and warrants              --               --         --        107,503            --

Series A convertible preferred dividends                --               --         --             --            --

Conversion of convertible debt                          --               --         --         90,400            --

Exercise of options                                     --               --         --         12,968            --

Shares issued through employee
    stock purchase plan                                 --               --         --            852            --

Shares issued as consideration for
    acquisitions                                        --               --         --        561,095            --

Exercise of warrants                                    --               --       (653)            --            --

Unearned compensation                                   --               --         --             --            --

Amortization of unearned compensation                   --               --         --            117            --

     Net loss                                           --          (43,605)        --        (43,605)     $(43,605)
         Unrealized loss on securities             (22,775)              --         --        (22,775)      (22,775)
                                                                                                           --------
        Comprehensive income                            --               --         --             --      $(66,380)
                                                  --------        ---------      -----      ---------      ========
Balance, June 30, 2000                            $(22,994)       $(116,378)     $(805)     $ 884,952
                                                  ========        =========      =====      =========

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VerticalNet, Inc. and Basis of Presentation

Description of VerticalNet, Inc.

         VerticalNet, Inc. ("VerticalNet" or the "Company"), through its wholly-owned subsidiaries, owns and operates 57 vertical trade communities, which are targeted business-to-business communities of commerce on the Internet. These Web sites act as industry-specific comprehensive sources of information, interaction and electronic commerce by offering product information, industry news, requests for proposals, directories, classifieds, job listings, discussion forums, a variety of electronic commerce opportunities for buyers and sellers, and other services, such as on-line professional education courses and virtual trade shows. Each trade community is individually branded, focuses on a single business sector and caters to individuals with similar professional interests. The vertical trade communities are designed to attract technical and purchasing professionals with specialized product requirements and purchasing authority or influence.

         The Company was founded on July 28, 1995 and, as of August 1, 2000, operated 57 vertical trade communities in 14 major industry groups: communications, energy, environment and utilities, financial services, food and packaging, food service/hospitality, healthcare, high tech, industrial, manufacturing and discrete, manufacturing and process, public sector, science and services. During the quarter ended June 30, 2000, the Company commenced marketing its newly acquired Tradeum Xchange Suite technology, acquired in the Company's March 2000 acquisition of Tradeum, Inc. In addition, the Company recently began marketing its internally developed vertical trade community building capabilities, which incorporate the Isadra technology acquired in August 1999.

         Through the Company's acquisition of NECX.com LLC ("NECX") in December 1999 and NECX's subsequent acquisitions of R.W. Electronics, Inc. ("RW Electronics") in March 2000 and F&G Capital, Inc. d/b/a American IC Exchange ("American IC Exchange") in July 2000, all of which are business-to-business market makers for the electronic component and hardware markets, the Company also operates an exchange business focused on the sale of electronic hardware and components. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. NECX has overseas sales operations in Sweden, Ireland, Japan and Korea that serve European and Asian exchange customers. The functional currency of NECX and its subsidiaries is the United States dollar.

         The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2000 and June 30, 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations for the three and six months ended June 30, 2000 and June 30, 1999 and its cash flows for the six months ended June 30, 2000 and June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On January 20, 2000, the board of directors of the Company approved a two-for-one split of the Company's common stock to be distributed in the form of a stock dividend, which was paid on March 31, 2000 to shareholders of record at the close of business on March 17, 2000. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the split.

         To accommodate the Company's split of its common stock effected on March 31, 2000, the Company filed an amendment to its amended and restated articles of incorporation on March 29, 2000 to increase the number of shares of its authorized common stock by 36,787,533 to 126,787,533 shares. The amendment was filed to increase the number of authorized shares of common stock by the number of outstanding shares of common stock as of March 17, 2000, the record date for the Company's split of its common stock.

         On January 15, 2000 and June 14, 2000, the board of directors and the shareholders of the Company, respectively, approved an amendment to the Company's amended and restated articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 shares. On July 28, 2000, the Company filed this amendment with the Secretary of State of the Commonwealth of Pennsylvania.


Revenue Recognition

         We generate revenue from three primary sources, including advertising, e-commerce and exchange transactions. In addition, we anticipate generating revenue from software licensing and implementation services, as well as hosting, maintenance and business operating services, as we market our vertical trade community and e-commerce technology solutions. As of June 30, 2000, we had not recognized any revenue from software licensing. However, we have recognized an insignificant amount of revenue from professional services related to Tradeum's technology and our vertical trade community building technology.

         Internet advertising revenues, including "storefronts" (i.e., Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites), buttons and banners, are recognized ratably over the period of the advertising contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. The Company also enters into strategic co-marketing agreements where the Company creates co-branded sites. Revenues from the development of these sites are recognized as earned. Additional revenues from hosting and maintenance services are recognized as earned over the term of the contract.

         E-commerce slotting fees for selective positioning and promotion within the Company's communities are recognized over the term of the contract. All other e-commerce revenues, whether in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized when earned. Revenues from educational courses are recognized in the period in which the course is completed, revenues from books and other product sales are recognized in the period in which the products are shipped and revenues from auction transaction fees are recognized when the auction is successfully concluded. Approximately $9.2 million and $3.0 million at June 30, 2000 and December 31, 1999, respectively, included in the accounts receivable balance is unbilled due to customer payment terms.

         Gross exchange transaction sales are comprised of product sales, net of returns and allowances. Product sales typically involve electronic components, computer products and connectivity equipment. Revenues are recognized when the products are shipped to customers. The Company reflects the gross revenue and related product costs of exchange transactions in its consolidated financial statements because it takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, management believes that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business and has presented this amount as a subtotal in the consolidated statements of operations. Net exchange revenues, as shown in the Company's consolidated statements of operations, are gross exchange transaction sales less associated transaction costs, which consist primarily of resale inventory purchases and freight charges. The Company records a reserve for exchange sales returns at the time of shipment based on estimated return rates.

         The Company adopted Emerging Issue Task Force ("EITF") No. 99-17, Accounting for Barter Advertising Transactions, in January 2000. Pursuant to the consensus reached by the EITF, barter transactions are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the advertisements given based on historical cash transactions. Barter revenue is recognized when the advertising impressions are delivered to the customer and advertising expense is recorded when the advertising impressions or other services are received from the customer. If the advertising impressions or other services are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded, and if the Company delivers the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheet. For the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, the Company recognized approximately $3.9 million, $750,000, $5.8 million and $1.3 million of advertising revenues, respectively, and $3.6 million, $671,000, $4.3 million and $723,000 of advertising expenses, respectively, from barter transactions. The Company has recorded approximately $2.3 million and $968,000 in prepaid expenses related to barter transactions as of June 30, 2000 and December 31, 1999, respectively.

         Although the Company has not recognized a material amount of revenue from software licensing and related services, revenue from these types of arrangements are expected to be more significant in the future. Statement of Position ("SOP") 97-2, Software Revenue Recognition, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period or the fair value of individual undelivered elements cannot be established. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the services provided under a fixed fee arrangement are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours over the term of the contract. As of June 30, 2000, the Company recognized a minimal portion of total revenue from professional services, including revenue on a time and materials basis for professional services provided to Tradeum customers and revenue on a percentage of completion basis for services being provided to VerticalNet UK Ltd. (an unconsolidated affiliate that is 50% owned by VerticalNet Europe, see Note 5) for a fixed fee.


Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share (in thousands, except per share amounts)

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company's 5-1/4% convertible subordinated debentures and the Company's Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock issued upon the conversion of the convertible notes given as consideration in connection with the purchase of NECX was included in the calculation from the date of acquisition in December 1999 since the related securities were accounted for as equity.

         Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including common equivalent shares from the convertible preferred stock issued prior to the Company's initial public offering ("IPO") (using the if-converted method), which converted automatically into common stock upon the consummation of the IPO, as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

         The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        ------------------     ----------------
                                                             JUNE 30,              JUNE 30,
                                                             ---------             --------
                                                          2000       1999       2000       1999
                                                         ------     ------     ------     ------
Weighted average shares outstanding, basic and
   diluted ..........................................    83,052     67,393     78,926     54,084
                                                         ======     ======     ======     ======

Effect of convertible preferred stock ...............                                      8,605
                                                                                          ------
Weighted average shares outstanding, pro forma basic
   and pro forma diluted ............................                                     62,689
                                                                                          ======

The following table sets forth the computation of net loss per share:

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         ------------------          ----------------
                                                              JUNE 30,                    JUNE 30,
                                                              --------                    --------
BASIC AND DILUTED NET LOSS PER SHARE                     2000          1999          2000          1999
                                                       --------      --------      --------      --------
Numerator: Net loss attributable to common
   shareholders .....................................  $(87,148)     $ (6,761)     $(45,055)     $(12,369)
Denominator:  Weighted average shares outstanding
   basic and diluted ................................    83,052        67,393        78,926        54,084
Basic and diluted net loss per share ................  $  (1.05)     $  (0.10)     $  (0.57)     $  (0.23)
                                                       ========      ========      ========      ========

PRO FORMA BASIC AND PRO FORMA DILUTED NET LOSS PER
SHARE
Numerator: Net loss attributable to common
   shareholders .....................................                                            $(12,369)
Denominator:  Weighted average shares outstanding
   pro forma basic and pro forma diluted ............                                              62,689
Pro forma basic and pro forma diluted net loss per
   share ............................................                                            $  (0.20)
                                                                                                 ========

         The common stock equivalents resulting from the conversion of outstanding options, warrants, Series A 6.00% convertible redeemable preferred stock and the 5 1/4% convertible debentures are anti-dilutive and are excluded from the calculations for the three and six months ended June 30, 2000 and 1999. Additionally, pro forma basic and pro forma diluted net loss per share is applicable only for the six months ended June 30, 1999, since the convertible preferred stock that was issued by the Company prior to its IPO and is considered in the calculation was converted at the IPO date and has no effect on periods subsequent to the year ended December 31, 1999.


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the potential impact of SFAS No. 133 on its results of operations, financial position and cash flows.

         In October 1999, the SEC requested that the EITF address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified 20 issues for which they believe some form of standard setting or guidance may be appropriate because (1) there appeared to be diversity in practice; (2) the issues were not specifically addressed in current accounting literature; or (3) the SEC was concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC are potentially applicable to the Company. Although the EITF has begun to deliberate these issues, no formal guidance has been issued to date for many of them. In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB Nos. 101A and
101B), which must be implemented in the quarter ended December 31, 2000. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or the Company's formal implementation of SAB No. 101, will not result in changes to the Company's historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the Company's consolidated financial statements.

(2) Acquisitions

         On March 10, 2000, the Company acquired all of the outstanding capital stock of National Career Search, Inc. and HRLibrary.com, Inc. (collectively, "CareerMag") from Global Employment Solutions, Inc. for 78,388 shares of the Company's common stock valued at approximately $10.1 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $10.2 million of the purchase price over the fair value of the tangible net assets acquired was allocated to assembled workforce and goodwill in the amounts of $200,000 and $10.0 million, respectively. The assembled workforce and goodwill are being amortized on a straight-line basis over 36 months. The results of operations from CareerMag are not material to the Company's consolidated financial position or results of operations. CareerMag is a career site that provides content, job posting and resumes on the Internet.

         On March 13, 2000, the Company acquired certain assets, including the Leasend.com Web site, and assumed certain liabilities, from Leasend.com, Inc. and M.H. International Associates, Inc. (collectively, "Leasend") for 168,172 shares of the Company's common stock valued at approximately $20.1 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $19.3 million of the purchase price over the fair value of the tangible net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 36 months. The results of operations from Leasend are not material to the Company's consolidated financial position or results of operations. Leasend facilitates industrial equipment auctions. Subsequent to June 30, 2000, the purchase agreement was amended to reduce the number of shares of the Company's common stock issued as consideration by 33,172 shares.

         On March 23, 2000, VerticalNet acquired all of the outstanding capital stock of Tradeum, Inc. for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of the Company's common stock, valued at approximately $325.0 million, and 1,426,148 employee options to purchase VerticalNet common stock, valued as of the date of acquisition at $122.6 million based on an independent valuation obtained by the Company. The value of a portion of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 25% based on an independent appraisal which considered restrictions detailed in the lock-up agreements signed by the recipients of the stock. The acquisition was accounted for as a purchase and the estimated excess of approximately $452.6 million of the purchase price over the fair value of the tangible net assets acquired was allocated to in-process research and development, developed technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million in-process research and development charge was expensed as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached feasibility and has no alternative future uses (see Note 3). The developed technology, assembled workforce and goodwill are being amortized on a straight-line basis over 36 months. Tradeum is a development-stage company engaged principally in the development of information technology designed to enable the building and hosting of business-to-business exchanges, auctions and sourcing activities.

         On March 31, 2000, NECX, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and liabilities of RW Electronics for approximately $14.5 million in cash, including transaction costs, and 720,652 shares of the Company's common stock, valued at approximately $73.0 million. Based on price protection provisions of the purchase agreement, an additional 311,741 shares of the Company's common stock were issued to RW Electronics as a result of price fluctuations of VerticalNet's common stock between the closing of the acquisition and the date on which the registration statement covering the shares was declared effective by the SEC. Additionally, NECX assumed certain liabilities, including a $22.9 million line of credit, which was paid in cash upon closing. The acquisition was accounted for as a purchase and the estimated excess of approximately $76.3 million of the purchase price over the fair value of the tangible net assets acquired was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $500,000 and $60.8 million, respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill are being amortized on a straight-line basis over 60 months. RW Electronics was a privately held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment.

         On April 21, 2000, the Company acquired certain assets and assumed certain liabilities from JM Computer Services, Inc. ("JMC") for approximately $2.9 million in cash, including transaction costs, and 132,132 shares of the Company's common stock valued at approximately $5.6 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $7.6 million of the purchase price over the fair value of the tangible net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 36 months. The results of operations from JMC are not material to the Company's consolidated financial position or results of operations. JMC facilitates the sale of used semiconductor testing equipment.

         On June 30, 2000, the Company acquired all of the outstanding capital stock of Bidformation Canada Inc. and acquired certain assets of Demand Systems L.C. (collectively, "BidLine") for approximately $600,000 in cash, including transaction costs, and 128,540 shares of the Company's common stock valued at approximately $4.7 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $5.3 million of the purchase price over the fair value of the tangible net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 36 months. The results of operations from BidLine are not material to the Company's consolidated financial position or results of operations. BidLine is an on-line source for companies seeking state and local government contract bidding opportunities.

         The allocations of purchase price for the recent acquisitions were based on preliminary estimates that may be revised at a later date. Therefore, actual amounts may differ from those presented in these consolidated financial statements.

         The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum (the material acquisitions) as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization expense. Techspex, LabX, CertiSource, Isadra and NECX are acquisitions that were completed in the fiscal year ended December 31, 1999. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum constituted a single entity during such periods.

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                                   --------                    --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  -------------------------------------
                                    1999                 2000          1999
                                  --------             --------      ---------
     Combined revenues ...        $ 17,166             $ 91,228      $  31,934
     Net loss ............         (57,567)             (81,807)      (114,025)
     Net loss per share ..           (0.77)               (1.01)         (1.84)

(3) In-Process Research and Development

         In connection with the acquisition of Tradeum, the Company allocated $10.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         At the acquisition date, Tradeum was conducting design, development, engineering and testing activities associated with the completion of Release 3.x and Release 4.x of the Tradeum Xchange Suite. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for business-to-business e-commerce.

         At the acquisition date, the technologies under development were between 20% and 25% complete, based on projected man-months and costs. Tradeum had spent approximately $1.1 million on the in-process projects, and expects to spend approximately $3.9 million to complete the research and development. Anticipated completion dates range from 6 to 9 months, at which times the Company expects to begin benefiting from the developed technologies.

         In making its purchase price allocation, VerticalNet considered present value calculations of income, an analysis of project, accomplishments and completion costs, an assessment of overall contributions and project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses and income taxes from such projects.

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

         If these projects are not developed successfully, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.


(4) Investments

Available-for-Sale Securities

         The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense, as incurred.

         As of June 30, 2000, the Company's available-for-sale equity holdings had a fair market value of $44.3 million. Additionally, investments in corporate and government obligations with fair market values of $53.0 million and $7.8 million as of June 30, 2000 are included in short-term and long-term available-for-sale investments, respectively.


Investments Held at Cost

         The Company holds equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investees. For these non-quoted investments, the Company's policy is to review regularly the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. The Company's policy is to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. As of June 30, 2000, investments held at cost of approximately $14.3 million are included in other assets on the consolidated balance sheet.


(5) Equity Method Investments

         The Company has investments in companies whose results are not consolidated, but over whom the Company exercises significant influence. These investments are accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors, as well as the Company's overall ownership level of the investee, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, the Company's share of the earnings or losses of the investee is reflected in the Company's consolidated statements of operations.


VerticalNet Europe

         In June 2000, the Company, through its wholly-owned subsidiary, VerticalNet Technologies Europe LLC ("Vert Tech Europe"), formed VerticalNet Europe B.V. ("VerticalNet Europe"), a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. ("ICG"). As contemplated by EITF 96-16, Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, although the Company is the majority shareholder in the joint venture with approximately 56% ownership, the joint venture is being accounted for under the equity method because a minority shareholder has significant participating rights. The joint venture was funded with 109.5 million Euros (approximately $114.7 million as of the closing date) from the three partners. Vert Tech Europe contributed to the joint venture approximately $6.8 million in cash and intellectual property independently valued at approximately $120.0 million for the operation of vertical trade communities within Europe. The Company's recorded investment in the joint venture is approximately $59.5 million, which represents 56% of the total cash contribution made by the partners plus the Company's professional costs incurred. The difference between the recorded value of the portion of the joint venture acquired and the Company's actual cash contribution is approximately $51.6 million, which will be amortized on a straight-line basis over 36 months. The net amount of $7.9 million is included in other assets on the consolidated balance sheet. Additionally, VerticalNet Europe and BT created VerticalNet UK Ltd. as part of the joint venture agreement. VerticalNet has entered into a services agreement with VerticalNet UK to create vertical trade communities and provide maintenance and support services. As of June 30, 2000, the Company recognized revenue of approximately $671,000 under the services agreement.

         Subsequent to the funding of the joint venture, VerticalNet Europe purchased 3,582,175 shares of Series A non-voting preferred stock of VerticalNet Europe Funding Inc. ("Vert Funding"), a wholly-owned subsidiary of VerticalNet, for approximately $3.4 million. The outstanding preferred stock is recorded as current portion of long-term debt on the Company's consolidated financial statements since the holder has an option to request that Vert Funding redeem all or a portion of the shares at any time. Additionally, the preferred stock has automatic redemption features and is not convertible into common stock. The redemption price of the preferred stock is one Euro per share. To mitigate the foreign currency risk associated with the expected payments to the holder of the redeemable preferred stock, Vert Funding entered into forward foreign currency contracts to purchase an aggregate of approximately 3.6 million Euros upon estimated redemption dates. The foreign currency translation adjustments for the redeemable preferred stock and the forward contracts are recorded in other income (expense) in the consolidated statement of operations.


VerticalNet Japan

         In July 2000, the Company completed the formation of a joint venture with Softbank Commerce Corp., a wholly-owned subsidiary of Softbank Corporation. VerticalNet contributed $1.5 million for a 40% ownership in the joint venture, which will be accounted for using the equity method. The goal of the new company, called VerticalNet Kabushiki Kaisha ("VerticalNet Japan"), is to develop, maintain and operate Japanese language vertical trade communities in Japan.


Other Equity Method Investments

         Other equity method investments include a 50% ownership interest in Electronic Commodity Exchange Asia Pte., Ltd. and a 40% ownership interest in PaintandCoatings.com Inc. The aggregate carrying value of these investments, which are included in other assets, was $1.7 million at June 30, 2000. Operations for these joint ventures for the three and six months ended June 30, 2000 were not significant.


(6) Microsoft Relationship

         In March 2000, the Company entered into a definitive agreement with Microsoft with respect to a commercial relationship. The commercial relationship with Microsoft has a three-year term during which Microsoft has committed to purchase from the Company and then distribute to third-party businesses at least 80,000 of the Company's storefronts and e-commerce centers. The Company will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft has committed to pay the Company a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from the Company to Microsoft's business customers for a 12-month subscription period. For each customer, the

Company will build the storefront or e-commerce center on one of the Company's vertical trade communities. The Company will pay Microsoft an aggregate of $60.0 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral Website and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed-upon goals, the Company will pay additional amounts for advertising and promotional placements not to exceed $15.0 million in the aggregate.

         Microsoft has committed to pay the Company an aggregate of $60.0 million during the term of the agreement for advertising and promotional placements in its vertical trade communities. The Company has committed to pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

         The Company will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate the Company's vertical trade communities when appropriate and feasible. The Company has committed to pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and provision of Microsoft services.

         In April 2000, Microsoft invested $100.0 million in the Company (see
Note 9). Through the six months ended June 30, 2000, the Company received $33.8 million from Microsoft, of which approximately $8.5 million was recognized as advertising and storefront revenue and $25.3 million remains in deferred revenue on the consolidated balance sheet. Additionally, during the six months ended June 30, 2000, the Company paid $13.3 million to Microsoft, of which approximately $3.8 million was expensed for advertising, licensing and support services, while $9.5 million was recorded as a prepaid expense for future advertising, licensing of Microsoft products and the use of Microsoft services.


(7) Line of Credit

         In February 2000, NECX entered into a $33.0 million revolving line of credit, which was amended in March 2000 to increase the line amount to $50.0 million. Under the terms of the loan agreement, NECX is required to satisfy certain financial covenants, which include minimum tangible net worth and limits on capital expenditures. VerticalNet is required to maintain a minimum cash or short term investment balance of $20.0 million. As of June 30, 2000, NECX and the Company were in compliance with all covenants. The line of credit is guaranteed by the Company and is secured by a pledge of the Company's ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to the prime rate. The commitment fee to originate the loan was $165,000. NECX must pay an additional fee of .375% per annum on any unused portion of the line of credit.


(8) Commitments and Contingencies

         The Company has entered into noncancelable obligations with several content service providers, Internet search engines and strategic partners. Under these agreements, exclusive of the Microsoft agreement discussed in Note 6, the Company's commitments as of June 30, 2000 are as follows:

                                                                  (in thousands)
2000............................................................      $4,200
2001............................................................       8,400
2002............................................................       4,100
2003............................................................       1,000

         The Company is a party to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

(9)  Preferred Stock, Warrants and Convertible Debt

Issuance of Series A 6.00% Convertible Redeemable Preferred Stock

         In April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of the Company's Series A 6.00% convertible redeemable preferred stock ("Series A Preferred Stock"), which are initially convertible into 1,151,080 shares of the Company's common stock. On April 1, 2010, at the election of the holder of the Series A Preferred Stock, the Company shall be required to redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at the option of the Company, each share of Series A Preferred Stock will be subject to redemption at a calculated price using cash or the Company's common stock if certain conditions are met. Because the Company can elect to redeem the preferred stock for common equity, it has been classified as an equity instrument in the consolidated financial statements. Microsoft is entitled to registration rights and has the right to nominate one member of VerticalNet's board of directors. In addition, Microsoft received warrants entitling Microsoft to purchase 1,500,000 shares of the Company's common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

         Based on an independent valuation of the Series A Preferred Stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.1 million were recorded, respectively. The fair value of the warrants was recorded as additional paid-in capital. The excess fair value over the actual cash received of approximately $7.6 million was recorded as a deferred cost and is being amortized to expense on a straight-line basis over the period of the commercial agreement (see Note 6), since this excess of the fair value of the Series A preferred stock and warrants over the $100.0 million received is in exchange for the use of certain Microsoft trademarks and service marks.

         Holders of the Series A Preferred Stock are entitled to cumulative preferred dividends accumulating at a rate of 6.00% of the liquidation preference ($1,000/share) per year, payable quarterly in arrears on each January 1, April 1, July 1, and October 1 of each year. Dividends may be paid in cash, additional Series A Preferred Stock or common stock. As of June 30, 2000, cumulative dividends of $1.5 million have been earned by the holder of the preferred stock.

         The Company may not declare or pay, or set aside funds to pay, any dividend or other distribution to the holders of its common stock or any other security ranking junior to the Series A Preferred Stock unless the Company has previously declared and paid, or set aside funds to pay, all dividends for preceding dividend periods to which the holders of the Series A Preferred Stock are entitled. In the event of a liquidation of the Company, the holders of the Series A Preferred Stock will receive a liquidation preference in the amount of $1,000 per share, plus any accumulated and unpaid dividends, before any distribution is made to common shareholders.


Conversion of Convertible Subordinated Debentures

         In April 2000, approximately $93.3 million of the Company's 5 -1/4% convertible subordinated debentures due 2004 were converted into 4,664,750 shares of common stock. In connection with the conversion, the Company made an inducement payment of approximately $11.2 million to the related debt holders. Approximately $2.9 million of deferred debt offering costs attributable to the portion of debt converted to equity were recorded as a reduction of additional paid-in capital.


(10) Segment Information

         Based on management focus and resource allocation, the Company operates in two segments: vertical trade communities and exchange operations. The vertical trade communities segment includes all revenue generating activities associated with the vertical sites, such as advertising, e-commerce, auctions and education. The vertical trade communities segment also includes professional services. The exchange operations segment includes all revenue generating activities associated with NECX's market-making for the electronic components and hardware markets.

         The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates the segments' performance primarily on levels of operating income (loss) before other income (expenses) and amortization. In addition to the above metrics, management also evaluates the exchange operations segment by examining levels of gross profit margin of sales, which is reflected in the table as combined revenues under the exchange operations segment.

                                                   THREE MONTHS ENDED JUNE 30, 2000
                                              -----------------------------------------
                                                            (IN THOUSANDS)
                                              VERTICAL TRADE   EXCHANGE
                                               COMMUNITIES    OPERATIONS       TOTAL
                                              --------------  ----------    -----------
Exchange transaction sales ................     $      --      $168,224     $   168,224
Cost of exchange transaction sales ........            --       139,111         139,111
Advertising and e-commerce revenues .......        24,445            --          24,445
                                                ---------      --------     -----------

Combined revenues .........................        24,445        29,113          53,558

Operating income (loss) before other
   income (expenses) and amortization .....       (27,107)        6,874         (20,233)

Interest and dividend income ..............         2,084            54           2,138

Interest expense ..........................           364           693           1,057

Equity in earnings (losses) of affiliates .          (155)          474             319

Amortization expense ......................        46,018         9,640          55,658

Net loss ..................................        82,767         2,931          85,698

Capital expenditures, including capitalized
   software costs .........................         6,796         3,382          10,178

Segment assets ............................       754,553       302,382       1,056,935

Equity investments ........................         8,277         1,248           9,525

                                                 SIX MONTHS ENDED JUNE 30, 2000
                                             ---------------------------------------
                                                           (IN THOUSANDS)
                                             VERTICAL TRADE    EXCHANGE
                                              COMMUNITIES     OPERATIONS    TOTAL
                                             --------------   ----------  ----------
Exchange transaction sales ................           --      267,267        267,267
Cost of exchange transaction sales ........           --      223,567        223,567
Advertising and e-commerce revenues .......       37,309           --         37,309
                                                --------      -------     ----------

Combined revenues .........................       37,309       43,700         81,009

Operating income (loss) before other
   income (expenses), amortization and
   in-process research and development
   charge .................................      (39,933)       8,026        (31,907)

Interest and dividend income ..............        3,106          152          3,258

Interest expense ..........................        2,149          752          2,901

Equity in earnings (losses) of affiliates .         (155)         705            550

Net gain on investment ....................       79,875           --         79,875

Conversion payment to debt holders ........       11,207           --         11,207

Amortization expense ......................       55,604       15,669         71,273

In-process research & development charge ..       10,000           --         10,000

Net loss ..................................       36,067        7,538         43,605

Capital expenditures, including capitalized
   software costs .........................       13,635        7,713         21,348

Segment assets ............................      754,553      302,382      1,056,935

Equity investments ........................        8,277        1,248          9,525

Prior to the acquisition of NECX, the Company's operations were conducted solely in the vertical trade communities segment. Accordingly, no segment information has been presented for the three and six months ended June 30, 1999.


(10) Subsequent Events

Acquisition of American IC Exchange

         On July 13, 2000, NECX acquired substantially all of the assets and assumed certain of the liabilities of American IC Exchange for 1,097,457 shares of the Company's common stock valued at approximately $54.9 million. The Company has agreed to pay up to $38.0 million of additional consideration (payable in shares of the Company's common stock) upon the achievement of negotiated financial and operating targets. The liabilities assumed in the transaction included a $20.6 million line of credit, which was repaid by the Company at the closing. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired will be allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill. American IC Exchange was a privately held company operating as a market marker for the electronic component and hardware markets, focusing primarily on memory and memory module products. American IC Exchange's RAMDEX Web site is a pricing resource for the memory market.

Financial Instruments

         In July 2000, the Company entered into a forward sale contract relating to 421,996 shares of its holdings in Ariba, Inc. In connection with the contract, the Company pledged these shares of Ariba for three years and received approximately $47.4 million of cash. Upon the termination of the contract, the Company has the option to deliver either cash or the pledged Ariba shares. The number of Ariba shares to be delivered at maturity ranges from 351,664 to 421,996 shares (depending on the market price of Ariba's common stock at the time of termination), subject to the Company's option to deliver the cash value of such shares.

Appointment of Chief Executive Officer

         On July 27, 2000, Joseph Galli, Jr. joined the Company as president, chief executive officer and a member of the board of directors. Mr. Galli succeeded Mark L. Walsh, who was appointed chairman of the Company. The Company paid Mr. Galli a cash hiring bonus of $4.0 million, which the Company will recognize in full as compensation expense in the third quarter of 2000. The Company granted 3.0 million stock options to Mr. Galli at an exercise price equal to $7.00 below the closing price per share on the date of grant. This grant resulted in $21.0 million of deferred compensation expense, which the Company will recognize over the vesting period of the options. Mr. Galli's options will vest over a four-year period, with 28% of the options becoming exercisable on July 28, 2001, and 2% of the options becoming exercisable each month thereafter, subject to his continued employment with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical or current fact may be deemed forward-looking statements. Words such as "may," "will," "would," "should," "could," "estimates," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of our e-commerce and vertical trade community technologies, including our proposed on-line exchange; the integration of our traditional off-line exchange business with our proposed on-line exchange; the growth of the Internet and business-to-business advertising and e-commerce; the strategies underlying our business objectives; the completion of pending transactions; our anticipated performance of our obligations or the anticipated performance of the obligations of those parties with which we have contractual relationships; our sales and marketing strategies and efforts; the development of our various revenue sources, including revenues from technology licensing and related services; the value of our equity interests in other companies; our liquidity and capital resources; and the impact of our acquisitions and strategic relationships on our business, financial condition and operating results. Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, competition in the market for vertical trade communities and exchanges in general and in our specific communities and exchange business; changes in prevailing interest rates and the availability of and terms of equity and debt financing to fund the growth of our business; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; changes in preferences and tastes of users, buyers and suppliers; demographic changes; changes in, or failure to comply with, federal, state, local or foreign laws and regulations; changes in our evolving business strategy and model; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled, "Factors Affecting Our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

         The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the financial statements and related notes included elsewhere in this report.


OVERVIEW

         We currently own and operate 57 vertical trade communities, which are targeted business-to-business communities of commerce on the Internet, and we operate an exchange business in the electronic component and hardware markets.

         The vertical trade communities are Web sites that act as industry-specific comprehensive sources of information, interaction and electronic commerce by offering product information, industry news, requests for proposals, directories, classifieds, job listings, discussion forums, a variety of electronic commerce opportunities for buyers and sellers, and other services, such as on-line professional education courses and virtual trade shows. Each trade community is individually branded, focuses on a single business sector and caters to individuals with similar professional interests. The vertical trade communities are designed to attract technical and purchasing professionals with specialized product requirements and purchasing authority or influence.

         Through our acquisition of NECX and its subsequent acquisitions of RW Electronics and American IC Exchange, we also operate an exchange business focused on the sale of electronic hardware and components. NECX acts as a third party intermediary, purchasing electronic hardware and components from various vendors for resale to foreign and domestic companies. The exchange operates quickly and anonymously to match buyers' and suppliers' needs, providing a solution to inventory imbalances that result from over-capacity or shortages within existing contractual relationships.

         Based on our two business segments, the vertical trade communities and our exchange operations, we have three primary sources of revenue, including advertising, e-commerce and exchange transactions.

         Advertising revenues are generated from numerous sources on our vertical trade communities including "storefronts" (i.e., Web pages that focus on advertisers' products and provide a link to the advertisers' Web sites), buttons, banners, newsletter sponsorships and other strategic co-marketing opportunities. Revenues from storefronts, banners and buttons are recognized ratably over the period of the advertising contract. Revenues from newsletter sponsorships are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. Revenues from the development of co-branded sites relating to strategic co-marketing agreements are recognized as earned. Additional revenues from hosting and maintenance services for these co-branded sites are recognized as earned over the term of the contract. As of June 30, 2000, we had approximately $46.4 million of deferred revenues.

         E-commerce revenues from our vertical trade communities are generated through auctions, education services, bookstores, e-commerce centers and e-commerce slotting fees. We offer for sale to our visitors: books, software, videos, on-line classes and other goods offered by third party Web sites. Additionally, we offer auction sites with direct and indirect goods posted by inventory liquidators. E-commerce slotting fees for selective positioning and promotion within the Company's communities are recognized over the term of the contract. All other e-commerce revenues, whether in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized when earned. Revenues from educational courses are recognized in the period in which the course is completed, revenues from books and other product sales are recognized in the period in which the products are shipped and revenues from auction transaction fees are recognized at the time that the auction is successfully concluded.

         Exchange revenues from NECX operations are generated from the traditional off-line and on-line sale of electronic components and hardware. For the three months ended June 30, 2000, on-line exchange transactions accounted for approximately $618,000 of the total net exchange revenue. On-line exchange transactions are expected to increase as NECX continues their project to bring their traditional off-line exchange operations on-line and as the on-line business acquired in the American IC Exchange transaction, continues to grow as part of the affiliated NECX business. Exchange revenues are recognized when products are shipped to customers. We reflect gross revenues and related product costs of exchange transactions in our consolidated financial statements because NECX takes title to the products exchanged in such transactions and is exposed to both inventory and credit risk related to the execution of the transactions. However, we believe that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business and have presented this amount as a subtotal in the consolidated statements of operations.

         For the three and six months ended June 30, 2000, a substantial portion of our total revenues were derived from the exchange business, as compared to prior periods in which the majority of our revenues were derived from advertising. Although we expect that the exchange business will continue to represent a substantial portion of total revenues, advertising and e-commerce revenues are expected to increase as we continue to distribute storefronts and e-commerce centers under our commercial agreement with Microsoft.

         In addition to these three primary sources of revenue, we anticipate generating revenue from software licensing and implementation services as well as hosting, maintenance and business operating services as we market our vertical trade community and e-commerce technology solutions. Currently, our array of technological products includes Tradeum's Xchange Suite, a commerce platform for building dynamic digital marketplaces that support multiple transaction types including auctions, exchanges and catalogs, which was acquired in our March 2000 acquisition of Tradeum. Additionally, we have commenced marketing our vertical trade community building capabilities that have evolved internally through the development and enhancements made to our own vertical trade communities, as well as the catalog and parametric search capabilities obtained in our August 1999 acquisition of Isadra. Vertical trade communities may be offered with a variety of features, including logistics, e-procurement and parametric search capabilities. As of June 30, 2000, we recognized a minimal portion of total revenue from such services, including revenue on a time and materials basis for professional services provided by Tradeum and revenue on a percentage of completion basis for services being provided to VerticalNet UK (an unconsolidated affiliate that is 50% owned by VerticalNet Europe) for a fixed fee.

         In connection with the anticipated revenues from software licensing and implementation services, we have adopted SOP 97-2, Software Revenue Recognition, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period or the fair value of individual undelivered elements cannot be established. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the services provided under a fixed fee arrangement are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours over the term of the contract.

         At June 30, 2000, we had an accumulated deficit of $116.4 million. The table below illustrates the net losses generated by the Company during the period set forth:

            Period                                       Net loss (in millions)
            ------                                       ----------------------
Three months ended June 30, 2000*                                $ 85.7
Six months ended June 30, 2000*                                    43.6
Year ended December 31, 1999                                       53.5
Year ended December 31, 1998                                       13.6
Year ended December 31, 1997                                        4.8

* The loss attributable to common shareholders was $87.1 million and $45.1 million for the three and six months ended June 30, 2000, respectively.

         The net losses and accumulated deficit have resulted primarily from our lack of revenues relative to the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and in-process research and development charges, and other costs incurred for the development of vertical trade communities and additional community features, as well as sales and marketing for the vertical trade communities and other businesses we have acquired. Because of our aggressive expansion plans, we expect to continue to incur significant operating losses for the foreseeable future. Although we have experienced greater revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never achieve significant revenues or generate an operating profit.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenues. Combined revenues were $81.0 million for the six months ended June 30, 2000 and $5.5 million for the six months ended June 30, 1999. The increase in revenues resulted primarily from:

         - strong revenues from NECX's exchange operations, including RW Electronics, which was acquired on March 31, 2000;

         - the Microsoft commercial agreement, which generated an increase in storefront sales on our vertical trade communities (the number of storefronts increased from approximately 2,094 as of June 30, 1999 to approximately 8,345 as of June 30,
                  2000); and

         - additional revenue opportunities generated through an increase in the number of vertical trade communities from 43 as of June 30, 1999 to 56 as of June 30, 2000.

NECX contributed $43.7 million of net exchange revenues for the six months ended June 30, 2000. Although we expect that net exchange revenues will continue to account for a substantial portion of our total revenues in the future, advertising and e-commerce revenues are expected to increase as we continue to distribute storefronts and e-commerce centers under our commercial agreement with Microsoft. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the six months ended June 30, 1999. At June 30, 2000, we had deferred revenues, associated primarily with advertising revenue, of $46.4 million.

         Editorial and Operational Expenses. Editorial and operational expenses consist primarily of Internet connection charges, cost of acquired content, product costs, depreciation, salaries and benefits of operating and editorial personnel and other related operating costs. Editorial and operational expenses were $13.0 million for the six months ended June 30, 2000 and $2.9 million for the six months ended June 30, 1999. Expenses increased by:

         - $5.7 million for salaries and benefits of operating and editorial personnel;

         - $0.9 million for direct product costs, including costs of professional services provided to Tradeum's customers; and

         - $3.5 million for other related operating costs, including depreciation, Internet connections, acquired content and other miscellaneous costs.

Increases were related primarily to additional personnel required to maintain a larger number of vertical trade communities, as well as to provide service to an increased number of customers as a result of our Microsoft arrangement. We expect editorial and operational costs to increase as we continue to hire additional operational personnel to maintain the new features being added to our vertical trade communities and additional customer service representatives to assist with the increasing number of storefronts and e-commerce centers resulting from our relationship with Microsoft. Costs from technology implementation services are expected to increase as we market our vertical trade community building capabilities and Tradeum's exchange technology.

         Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $13.2 million for the six months ended June 30, 2000 and $2.7 million for the six months ended June 30, 1999. Expenses increased by:

         -        $5.1 million for salaries and benefits;

         -        $3.1 million for consulting expenses; and

         - $2.3 million for other expenditures, including recruiting costs, depreciation, travel and other miscellaneous costs.

This increase in expenses resulted primarily from our acquisition of Tradeum in March 2000 and increased staffing and consulting costs to develop and enhance the features, content and services of our vertical trade communities. Continued investment in product development is critical to attaining our goals and we expect product development expenses to increase significantly in the future. During the six months ended June 30, 2000, we capitalized approximately $5.5 million of certain internal software development and external consulting costs as required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We also capitalized certain consulting and internal development costs of approximately $3.5 million for software to be marketed externally as required by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $55.6 million for the six months ended June 30, 2000 and $9.2 million for the six months ended June 30, 1999. Expenses increased by:

         -        $20.0 million for advertising, including barter expense;

         -        $22.3 million for salaries, commissions and benefits; and

         - $4.1 million for travel and entertainment expenses (including trade show attendance) and other expenses, including depreciation, recruiting costs and other miscellaneous costs.

These increases resulted primarily from an increased number of sales and marketing personnel for our vertical trade communities and horizontal business services, increased sales commissions related to advertising sales and exchange transactions and increased expenses related to promoting our vertical trade communities as well as our exchange operations. NECX, including RW Electronics, incurred approximately $21.7 million in sales and marketing expenses, the majority of which relate to advertising of $4.5 million and to salaries and commissions of $15.0 million. We expect these expenses will continue to grow significantly as we pursue an aggressive growth strategy and hire additional sales and marketing personnel for our vertical trade communities, exchange operations and technology services, including Tradeum's exchange platform and our vertical trade community building capabilities. Additionally, we plan to focus heavily on branding and advertising, which will increase our sales and marketing expenses.

         General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business development personnel, as well as support services and professional service fees. General and administrative expenses were $31.2 million for the six months ended June 30, 2000 and $3.4 million for the six months ended June 30, 1999. Expenses increased by:

         -        $12.4 million for salaries and benefits;

         -        $5.8 million for professional fees;

         -        $3.5 million for facility costs;

         -        $1.3 million for depreciation; and

         - $4.8 million for other general and administrative costs including recruiting, bad debt, travel and entertainment and other miscellaneous costs.

These increases resulted primarily from increased staffing levels, higher facility costs, including supporting the facilities of newly acquired businesses, and professional fees to support the growth of our infrastructure. NECX, including RW Electronics, incurred approximately $14.0 million in general and administrative expenses, the majority relating to salaries and benefits of $7.2 million. We expect to hire additional support personnel as we continue to expand business services and newly acquired businesses, specifically the exchange operations and Tradeum's technology services.

         Amortization Expense. Amortization expense consists primarily of goodwill resulting from acquisitions. Also included in amortization expense are the amortization of capitalized intangible assets, such as covenants-not-to-compete, assembled workforces, strategic relationships and technologies obtained from acquisitions. Amortization periods for goodwill range from 36 to 60 months due to rapidly changing technology. Amortization expense was $71.3 million (including $422,000 of deferred warrant cost expense related to Microsoft) for the six months ended June 30, 2000 and $610,000 for the six months ended June 30, 1999. The increase in amortization expense is attributable to the 13 acquisitions we completed between June 30, 1999 and June 30, 2000, particularly the acquisition of Tradeum. Amortization expense is expected to increase as we continue our acquisition strategy.

         In-Process Research and Development Expense. In March 2000, we incurred a one-time non-recurring in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

         Net Gain on Investment. In the spring of 1999, we entered into discussions with Tradex Technologies, Inc. regarding a possible licensing arrangement. Although the parties could not reach agreement on the terms of a licensing arrangement, we acquired $1.0 million of equity in Tradex in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. and the Company, as a shareholder of Tradex, received 566,306 shares of Ariba in exchange for its shares of Tradex. The Company recorded a gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss, resulting in a net investment gain of $79.9 million for the six months ended June 30, 2000.

         Conversion Payment to Debt Holders. In April 2000, approximately $93.3 million of the Company's 5 -1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the debt holders.

         Equity in Earnings of Affiliate. During the six months ended June 30, 2000, we earned approximately $550,000 in aggregate from NECX's 50% ownership in Electronic Commodity Exchange Asia, Ltd. and our 40% ownership in
PaintandCoatings.com Inc.

         Interest, Net. Interest income, net of expense, includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $357,000 (net of $2.9 million of interest expense) for the six months ended June 30, 2000 and generated net interest income of $863,000 (net of $176,000 of interest expense) for the six months ended June 30, 1999. Interest income increased as a result of the cash we received from the issuance of Series A Preferred Stock in April 2000. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period because of our outstanding convertible debt and NECX's line of credit borrowings.

         Preferred Stock Dividends. As of June 30, 2000, cumulative dividends of $1.5 million have been earned by the holder of our Series A Preferred Stock. The dividends may be paid in cash, additional Series A Preferred Stock or common stock, at the option of the Company.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenues. Combined revenues were $53.6 million for the three months ended June 30, 2000 and $3.6 million for the three months ended June 30, 1999. The increase in revenues resulted primarily from:

         - strong revenues from NECX's exchange operations, including RW Electronics, which was acquired on March 31, 2000;

         - the Microsoft commercial agreement, which generated increased storefront sales on our vertical trade communities (the number of storefronts increased from approximately 2,094 as of June 30, 1999 to approximately 8,345 as of June 30, 2000); and

         - additional revenue opportunities generated through an increase in the number of vertical trade communities from 43 as of June 30, 1999 to 56 as of June 30, 2000.

NECX contributed $29.1 million of net exchange revenues for the three months ended June 30, 2000. Although we expect that net exchange revenues will continue to account for a substantial portion of our total revenues in the future, advertising and e-commerce revenues are expected to increase as we continue to distribute storefronts and e-commerce centers under our commercial agreement with Microsoft. Advertising revenues, including the development of the storefronts, accounted for the majority of revenues for the three months ended June 30, 1999. At June 30, 2000, we had deferred revenues, associated primarily with advertising revenues, of $46.4 million.

         Editorial and Operational Expenses. Editorial and operational expenses were $8.7 million for the three months ended June 30, 2000 and $1.7 million for the three months ended June 30, 1999. Expenses increased by:

         - $3.6 million for salaries and benefits of operating and editorial personnel;

         - $1.2 million for direct product costs, including costs of professional services provided to Tradeum's customers; and

         - $2.2 million for other related operating costs, including depreciation, Internet connections, acquired content and other miscellaneous costs.

Increases were related primarily to additional personnel required to maintain a larger number of vertical trade communities, as well as to provide service to an increased number of customers as a result of the Microsoft arrangement. We expect editorial and operational costs to increase as we continue to hire additional operational personnel to maintain the new features being added to our vertical trade communities and additional customer service representatives to assist with the increasing number of storefronts and e-commerce centers resulting from our relationship with Microsoft. Costs from technology implementation services are expected to increase as we expect to market our vertical trade community building capabilities and Tradeum's exchange technology.

         Product Development Expenses. Product development expenses were $8.6 million for the three months ended June 30, 2000 and $1.5 million for the three months ended June 30, 1999. Expenses increased by:

         -        $3.3 million for salaries and benefits;

         -        $2.6 million for consulting expenses; and

         - $1.2 million for other expenditures, including recruiting costs, depreciation, travel and other miscellaneous costs.

This increase in expenses resulted primarily from our acquisition of Tradeum in March 2000 and increased staffing and consulting costs to develop and enhance the features, content and services of our vertical trade communities. Continued investment in product development is critical to attaining our goals and we expect product development expenses to increase significantly in the future. During the three months ended June 30, 2000, we capitalized approximately $4.6 million of certain internal software development and external consulting costs as required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We also capitalized certain consulting and internal development costs of approximately $3.5 million for software to be marketed externally as required by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.

         Sales and Marketing Expenses. Sales and marketing expenses were $37.5 million for the three months ended June 30, 2000 and $5.5 million for the three months ended June 30, 1999. Expenses increased by:

         -        $15.4 million for advertising, including barter expense;

         -        $13.9 million for salaries, commissions and benefits; and

         - $2.7 million for travel and entertainment expenses (including trade show attendance) and other expenses, including depreciation, recruiting costs and other miscellaneous costs.

These increases resulted primarily from an increased number of sales and marketing personnel for our vertical trade communities and horizontal business services, increased sales commissions related to advertising and exchange transactions and increased expenses related to promoting our vertical trade communities as well as our exchange operations. NECX, including RW Electronics, incurred approximately $13.7 million in sales and marketing expenses, the majority of which relate to advertising of $2.8 million and salaries and other commissions of $9.6 million. We expect these expenses will continue to grow significantly, as we pursue an aggressive growth strategy and hire additional sales and marketing personnel for our vertical trade communities, exchange operations and technology services, including

Tradeum's exchange platform and our vertical trade community building capabilities. Additionally, we plan to focus heavily on branding and advertising which will increase our sales and marketing expenses.

         General and Administrative Expenses. General and administrative expenses were $19.0 million for the three months ended June 30, 2000 and $2.0 million for the three months ended June 30, 1999. Expenses increased by:

         -        $8.1 million for salaries and benefits;

         -        $3.4 million for professional fees;

         -        $2.2 million for facility costs;

         -        $0.7 million for depreciation; and

         - $2.6 million for other general and administrative costs including recruiting, bad debt, travel and entertainment and other miscellaneous costs.

These increases resulted primarily from increased staffing levels, higher facility costs, including supporting facilities of newly acquired businesses, and professional fees to support the growth of our infrastructure. NECX, including RW Electronics, incurred approximately $8.5 million in general and administrative expenses, the majority relating to salaries and benefits of $4.5 million. We expect to hire additional support personnel as we continue to expand business services and newly acquired businesses, specifically the exchange operations and Tradeum's technology services.

         Amortization Expense. Amortization expense consists primarily of goodwill resulting from acquisitions. Also included in amortization expense are the amortization of capitalized intangible assets, such as covenants-not-to-compete, assembled workforces, strategic relationships and technologies obtained from acquisitions. Amortization periods for goodwill range from 36 to 60 months due to rapidly changing technology. Amortization expense was $55.7 million (including $422,000 of deferred warrant cost expense related to Microsoft) for the three months ended June 30, 2000 and $336,000 for the three months ended June 30, 1999. The increase in amortization expense is attributable to the 13 acquisitions we completed between June 30, 1999 and June 30, 2000, particularly the acquisition of Tradeum. Amortization expense is expected to increase as we continue our acquisition strategy.

         Conversion Payment to Debt Holders. In April 2000, approximately $93.3 million of the Company's 5-1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the debt holders.

         Equity in Earnings of Affiliate. During the three months ended June 30, 2000, we earned approximately $319,000 in aggregate from NECX's 50% ownership in Electronic Commodity Exchange Asia, Ltd. and our 40% ownership in
PaintandCoatings.com Inc.

         Interest, Net. Interest income, net of expense, includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We generated net interest income of $1.1 million (net of $1.1 million of interest expense) for the three months ended June 30, 2000 and generated net interest income of $715,000 (net of $7,000 of interest expense) for the three months ended June 30, 1999. Interest income increased as a result of the cash we received from the issuance of Series A Preferred Stock. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period because of our outstanding convertible debt and NECX's line of credit borrowings.

         Preferred Stock Dividends. As of June 30, 2000, cumulative dividends of $1.5 million have been earned by the holder of our Series A Preferred Stock. The dividends may be paid in cash, additional Series A Preferred Stock or common stock, at the option of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our primary source of liquidity consisted of cash and highly liquid, high-quality debt instruments acquired primarily with the proceeds of our issuance of the Series A Preferred Stock to Microsoft for $99.9 million (net of issuance costs) in April 2000. Our intent is to make the majority of such funds readily available for operating purposes. At June 30, 2000, we had cash and cash equivalents, short-term investments and long-term investments totaling approximately $181.6 million, compared to $75.3 million at December 31, 1999.

         Net cash used in operating activities was $29.1 million for the six months ended June 30, 2000. Net cash used in operating activities consisted primarily of net operating losses and increases in accounts receivable, inventory and prepaid expenses, partially offset by increases in deferred revenues, accrued expenses and accounts payable. The large increase in deferred revenues is related primarily to our commercial agreement with Microsoft.

         Net cash used in investing activities was $47.1 million for the six months ended June 30, 2000. Cash from investing activities included the sale and maturities of marketable securities for $16.1 million (net of purchases) and $2.4 million from restricted cash. Cash used in investing activities included capital expenditures and capitalized software costs of $21.3 million, investments made in companies being accounted for under the equity or cost method of $17.1 million and acquisitions of $27.2 million, net of cash acquired.

         Net cash provided by financing activities was $138.5 million for the six months ended June 30, 2000. Net cash provided by financing activities consisted primarily of borrowings under NECX's line of credit of $22.3 million (net of repayments including $22.9 million paid in connection with the acquisition of RW Electronics), proceeds from Vert Funding's sale of preferred stock of $3.4 million, net proceeds from the issuance of the Series A Preferred Stock of $99.9 million and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $13.8 million. Cash used in financing activities include payments made for capital leases of $971,000.

         In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5-1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On April 7, 2000, the SEC declared effective a registration statement covering the convertible subordinated debentures and the shares of our common stock underlying the debentures. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date though September 26, 2002. In April 2000, certain holders of the debentures converted approximately $93.3 million of the debentures into 4,664,750 shares of our common stock. We made a conversion inducement payment of $11.2 million to the holders. We recorded as a reduction of additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of the debt converted to equity.

         Capital expenditures, including capital leases and capitalized software costs, were $21.3 million for the six months ended June 30, 2000. These expenditures consisted primarily of the purchase of office furniture, computer hardware, communications equipment and consulting services for the development of software. We expect our capital expenditures to increase as our growth continues. We have generally funded our capital expenditures through working capital and capital leases and expect to continue to do so in the foreseeable future.

         In February 2000, NECX entered into a $33.0 million revolving line of credit. In March 2000, the line of credit was amended to increase the maximum amount that could be borrowed from $33.0 million to $50.0 million. As of August 7, 2000, approximately $7.8 million was outstanding on the line of credit. The line of credit will be used for the working capital requirements of NECX, including funding any letters of credit needed for the business, and for its general operating capital needs. The line of credit is guaranteed by VerticalNet and is secured by a pledge of our ownership in NECX and a security interest in the assets of NECX. Interest on any outstanding balances will be paid monthly at an annual rate equal to prime rate which, at August 7, 2000, was 9.5%. The line of credit has a term of one year.

         In March 2000, we entered into an agreement with Microsoft with respect to a strategic relationship. As part of the strategic relationship, in April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A Preferred Stock, which are initially convertible into 1,151,080 shares of our common stock. On April 1, 2010, at the election of the holder of the Series A preferred stock, we must redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at our option, each share of Series A Preferred Stock will be subject to redemption at a calculated price using cash or the Company's common stock if certain conditions are met. Because we can elect to redeem the preferred stock for common equity, the preferred stock has been classified as an equity instrument in the consolidated financial statements. In addition, Microsoft received warrants entitling it to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

         In connection with the formation of VerticalNet Europe, we made an initial contribution of approximately $6.8 million. We are obligated to pay approximately $3.4 million to the venture over the next two years in connection with the redemption of the preferred stock of Vert Funding by the holder, VerticalNet Europe.

         In connection with the formation of VerticalNet Japan in July 2000, we made an initial contribution of approximately $1.5 million. Additionally, our maximum aggregate obligation is 1.2 billion Yen (approximately $11.0 million as of August 7, 2000) to the joint venture over the next two years.

         In July 2000, we entered into a forward sale contract relating to 421,996 shares of our holdings in Ariba, Inc. In connection with the contract, we pledged these shares of Ariba for three years and received approximately $47.4 million of cash. Upon the termination of the contract, we have the option to deliver either cash or the pledged Ariba shares. The number of Ariba shares to be delivered at maturity ranges from 351,664 to 421,996 shares (depending on the market price of Ariba's common stock at the time of termination), subject to our option to deliver the cash value of such shares.

         As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. We expect that NECX, Tradeum, RW Electronics, American IC Exchange and other acquisitions will have a negative impact on our liquidity and cash flow in the near term as we integrate their businesses with ours and invest in the technology necessary to allow the businesses to operate in an on-line environment. We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining such financing either on acceptable terms or at all.


RECENT ACQUISITIONS

         On April 21, 2000, the Company acquired certain assets and assumed certain liabilities from JM Computer Services, Inc. ("JMC") for approximately $2.9 million in cash, including transaction costs, and 132,132 shares of the Company's common stock valued at approximately $5.6 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $7.6 million of the purchase price over the fair value of the tangible net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 36 months. The results of operations from JMC are not material to the Company's consolidated financial position or results of operations. JMC facilitates the sale of used semiconductor testing equipment.

         On June 30, 2000, the Company acquired all of the outstanding capital stock of Bidformation Canada Inc. and acquired certain assets of Demand Systems L.C. (collectively, "BidLine") for approximately $600,000 in cash, including transaction costs, and 128,540 shares of the Company's common stock valued at approximately $4.7 million. The acquisition was accounted for as a purchase and the estimated excess of approximately $5.3 million of the purchase price over the fair value of the tangible net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 36 months. The results of operations from BidLine are not material to the Company's consolidated financial position or results of operations. BidLine is an on-line source for companies seeking state and local government contract bidding opportunities.

         On July 13, 2000, NECX acquired substantially all of the assets and assumed certain of the liabilities of F&G Capital, Inc. d/b/a American IC Exchange for 1,097,457 shares of the Company's common stock valued at approximately $54.9 million. The Company has agreed to pay up to $38.0 million of additional consideration (payable in shares of the Company's common stock) upon the achievement of negotiated financial and operating targets. The liabilities assumed in the transaction included a $20.6 million line of credit, which was repaid by the Company at the closing. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired will be allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill. American IC Exchange was a privately held company operating as a market marker for the electronic component and hardware markets, focusing primarily on memory and memory module products. American IC Exchange's RAMDEX Web site is a pricing resource for the memory market.


Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position and cash flows.

         In October 1999, the SEC requested that the EITF address a number of accounting and financial reporting issues that the SEC believes had developed with respect to Internet businesses. The SEC identified 20 issues for which they believe some form of standard setting or guidance may be appropriate because (1) there appeared to be diversity in practice; (2) the issues were not specifically addressed in current accounting literature; or (3) the SEC was concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the SEC are potentially applicable to the Company. Although the EITF has begun to deliberate these issues, no formal guidance has been issued to date for many of them. In addition, in December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB Nos. 101A and
101B), which must be implemented in the quarter ended December 31, 2000. Although we believe our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensuses reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, or our formal implementation of SAB No. 101, will not result in changes to our historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in our consolidated financial statements.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

Our Limited Operating History and Evolving Revenue Model Make It Difficult To Evaluate Whether We Can Sustain and Generate Additional Revenues.

     We launched our first vertical trade community in October 1995 and have a relatively limited operating history. In addition, our revenue model is evolving, which, together with our limited operating history and the rapidly changing e-commerce market, makes evaluating our future prospects very difficult. Currently, a significant percentage of our overall revenues are generated from our exchange operations, while our Internet-based revenues are generated primarily from the sale of advertising on our vertical trade communities. In the future, we expect to continue to generate a significant percentage of our overall revenues from our exchange operations, while diversifying our revenue stream by including more revenue from e-commerce and software licensing and implementation services. We may not be able to sustain our current revenues or generate additional revenues from multiple sources. If we do not sustain our current revenues or generate additional revenues from multiple sources, our business, financial condition and operating results will suffer.


We Anticipate Incurring Losses for the Foreseeable Future.

     As of June 30, 2000, our accumulated deficit was $116.4 million. For the six months ended June 30, 2000, we sustained a $45.1 million net loss, after accounting for a preferred stock dividend accrual. We expect to incur operating losses in the foreseeable future. We may never generate operating profit or, if we do become profitable from operations, we may be unable to sustain that profitability.


We May Not Develop Significant Revenues from E-Commerce, Licensing and Related Services, Which Could Adversely Affect Our Future Growth.

     For the six months ended June 30, 2000, approximately 6.9% of our revenues, including approximately $618,000 of on-line net exchange revenues, were generated from e-commerce. Additionally, we are beginning to implement our strategy regarding licensing e-commerce and vertical trade community technology and providing related services. If we do not generate increased revenues from e-commerce or significant revenues from licensing and related services, our business, financial condition and operating results could be impaired. To generate significant e-commerce, licensing and service revenues, we must continue to build and acquire significant e-commerce capabilities and enhance our existing vertical trade community technology. However, our internal efforts, as well as any acquisitions we have made or will make, to enhance our e-commerce capabilities and our technologies may not provide the results we expect.


We Expect Our Operating Expenses To Increase.

     Our limited operating history and our evolving revenue model make it difficult to predict our future operating results, including operating expenses. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. We may not be able to reduce or contain our expenses.

     In addition, we plan to increase our operating expenses significantly to:

-    launch additional vertical trade communities;

-    increase our sales and marketing operations;

- enter into additional strategic relationships and assist us in fulfilling our obligations in our existing strategic relationships;

-    enhance our technologies;

-    develop and deploy our e-commerce initiatives;

-    design and integrate a scalable on-line exchange for NECX;

-    enter into additional sponsorship agreements; and

-    broaden our customer support capabilities.

     We also expect our expenses to increase significantly due to the impact of amortization expense and other charges resulting from completed and future acquisitions. Leading Web sites, browser providers and other Internet distribution channels may also begin to charge us for providing access to our products and services. If increases in our operating expenses are not accompanied by increased revenues, our business, financial condition and operating results would be harmed.


Fluctuations in Our Quarterly Results May Cause Our Stock Price To Decline.

     We expect that our quarterly operating results will fluctuate significantly due to various factors, many of which are beyond our control, including:

-    market conditions in the electronic components and hardware industry;

- the amount and seasonal nature of our electronic component and hardware sales;

-    intense and increased competition in our target markets;

- our ability to develop, introduce and market new products and services, as well as enhancements to our existing products and services, on a timely basis;

-    the level of demand for our products and services;

-    risks associated with past and future acquisitions;

-    management of our growth;

-    the seasonality of our revenues and user traffic;

-    our dependence on content providers; and

-    license fees payable to content providers.

     Due to the limited history of businesses relying on the Internet as an advertising and commercial medium, we believe that period-to-period comparisons of our operating results are not meaningful, and that such comparisons may not be accurate indicators of future performance. Additionally, if our operating results do not meet the expectations of the investment community, including the expectations of securities analysts' and shareholders, the price of our common stock may fall. In addition, quarterly fluctuations in exchange revenues may disproportionately affect our revenues due to their substantial contribution to our overall revenues.

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, the accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in such public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. We may never realize any gain from our equity interests in our partners. Finally, if it is determined that a decline in the fair value of one of our equity positions is other than temporary, it may be deemed impaired, which would require us to write-down or write-off the carrying value of those securities. Such a result may be outside of our control and could adversely affect our results of operations and ultimately, our stock price and business.

The Electronics Industry Has Historically Experienced Shortages and Imbalances, Cycles, Downturns and Other Fluctuations in Demand That Could Adversely Affect Our Business.

     The growth of our electronics exchange business is materially dependent on shortages and imbalances in the markets for certain electronic components. If these shortages and imbalances are reduced or eliminated, the growth of our electronics exchange business will decline, which would have a material adverse effect on our business, financial condition and results of operations given the significance of our exchange revenues to our overall revenues. For example, the recent significant growth in our electronics exchange business can be attributed, in part, to shortages and imbalances in the markets for capacitors (ceramic and tantulum) and flash memory, for which there is increased demand due to the growth of the telecommunications and wireless communications industries. However, these shortages and imbalances are not expected to continue indefinitely. Management cannot predict, with any reasonable level of certainty, the duration of the existing shortages and imbalances. To the extent these shortages and imbalances disappear and are not replaced by sustained shortages and imbalances in the markets for other electronic components, the growth of our electronics exchange revenues will decrease from recent levels and our overall financial performance will suffer.

     Historically, general economic downturns and business cycles also have had an adverse economic effect upon participants in the electronics industry, including hardware and component manufacturers, distributors and market makers such as NECX. In addition, lengthier life-cycles for existing electronic products and delays in new product development and introduction can affect demand for electronic hardware and components. If economic conditions or the cyclical nature of the electronic industry causes a reduction in the amount of electronic components and hardware bought and sold, our business, financial condition and operating results will be adversely affected.

     Additionally, in our exchange business we are exposed to inventory risk when we purchase electronic components before we are able to locate a buyer for these components. To the extent we are unable to sell that inventory, we may be required to write-down the value of that inventory if we cannot sell it promptly. Any such write-down would have a negative impact on our results of operations and ultimately our business.


If We Are Unable To Maintain Gross Profit Margins in Our Exchange Business, Our Operating Results Will Suffer.

     If the gross profit margins of our exchange business decrease, our business could suffer. Gross profit margins in our exchange business are affected by numerous factors, including the following:

-    component supply and demand;

-    inventory levels held by electronic manufacturers and distributors;

-    component lead times;

-    product sales mix; and

-    our ability to purchase components at favorable prices.

Many of these factors are beyond our control. Additionally, our inability to integrate our traditional off-line exchange business into an on-line business might hinder our ability to increase gross margins in that segment.

If Our Strategic Relationship with Microsoft Does Not Provide the Benefits We Expect, Our Business Will Be Materially and Adversely Affected.

     If we are ultimately unable, for any reason, to realize the benefits we expect from our strategic relationship with Microsoft, our business, financial condition and results of operations will be materially and adversely affected. We believe this strategic relationship is critical to our success because it offers the possibility of additional users of our vertical trade communities, further acceptance and validation of our business strategy and model and additional opportunities to generate advertising and e-commerce revenues. However, we may never generate any significant additional advertising or e-commerce revenues or realize any of the other benefits expected from this relationship.

     To reap any such benefits, we must first fulfill our obligations in this relationship, which include, among other things, building and assisting Microsoft with the distribution of storefronts and e-commerce centers. Meeting these obligations will require substantial resources on our part, including retraining existing employees and hiring additional personnel. It may also be necessary for our management and other key personnel to divert their attention from other aspects of our business in order to focus on our implementation of the Microsoft relationship and to ensure that our other strategic relationships take into account the Microsoft relationship. Additionally, if we fail to meet the performance goals established under this relationship, we will need to pay additional amounts to Microsoft. Accordingly, the material adverse effect on our business that would result from a failure to realize the anticipated benefits from this relationship would be magnified by our dedication of substantial resources to this relationship and the payment of additional amounts to Microsoft.


We May Ultimately Be Unable To Compete in the Market for Internet Products and Services.

     The market for Internet products and services is intensely competitive. Increased competition may result in reduced margins and loss of market share, either of which would seriously harm our business. We expect the intensity of competition in our target markets to increase as the amount of e-commerce transacted over the Internet grows, current competitors expand their product and service offerings and new competitors enter the market. Several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis because barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. We also compete for a share of a customer's advertising budget with on-line services and traditional off-line media, such as print publications and trade associations.

     The market for electronic components and hardware is also intensely competitive. Our competitors in the electronic components and hardware industry, which vary in size and in the scope of the services and features offered, include:

-    component manufacturers;

-    franchised and independent distributors;

-    other market makers;

-    electronic components brokers;

-    on-line catalog aggregators;

-    on-line excess surplus auction companies;

-    enterprise software companies;

-    e-procurement providers; and

-    vertical content providers.

     Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop Internet products or services that are superior to, or have greater market acceptance than, ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.


We May Not Realize Any Return on, and May Even Suffer a Complete Loss of, Our Equity Interests in Our Strategic Partners.

     We are increasingly asked to acquire equity interests in the companies with whom we form strategic relationships. We may never realize any return on these interests, which generally range from $500,000 to $3.0 million in each such instance. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business and financial condition. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to these equity interests (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of strategic relationships, rather than reinvesting those funds directly in our own business, may ultimately cause our business to suffer.


Acquisitions May Negatively Impact Our Business.

     We have grown, and plan to continue to grow, our business through acquisitions. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted. We may not be able to identify additional suitable businesses that are available for sale at reasonable prices or on reasonable terms. Even if we are able to identify appropriate acquisition candidates, we may not be able to negotiate the terms of any acquisition successfully, finance the acquisition or integrate the acquired business (including its products, services, technologies or personnel) into our existing business operations. For example, we may be unsuccessful in utilizing Tradeum's technology to build the on-line exchange platform for NECX.

     Our acquisition strategy is also subject to numerous other risks including, without limitation, the following:

- acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;

-    we may acquire companies in markets in which we have little experience;

-    we may not be able to retain key employees from acquired companies;

- we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions;

- we may not realize any return on our investment in the acquired company and may even lose our entire investment and incur significant additional losses;

- our share price could decline following the market's reaction to our acquisitions;

-    our amortization expense will increase as a result of acquisitions; and

-    our interest deductions may be disallowed for federal income tax purposes.

We May Not Be Able To Integrate Our Off-Line Exchanges Into An On-Line Business, Which Would Limit Our Ability To Generate Higher Revenues.

     Our acquisition of NECX and other exchanges have resulted in significant revenues for us. However, our ability to sustain our current revenues or possibly generate substantially higher revenues is not only dependent on market conditions in the electronic components and hardware industry, but also on our ability to integrate our off-line exchange business with an on-line business. For the six months ended June 30, 2000, NECX generated net revenues of approximately $43.7 million, $618,000 of which were attributable to its on-line market-making business. By comparison, VerticalNet generated net revenues of approximately $37.3 million for the six months ended June 30, 2000, most of which were derived from on-line advertising.

     We have retained a third party to help design and build a new on-line exchange for NECX. We expect this project to be expensive and time-consuming. This project might not be completed at the cost and on the timeline that we currently contemplate. If we cannot integrate NECX's traditional off-line business effectively into our on-line business, whether due to time, monetary or other limitations, the potential to sustain current revenue and generate additional revenues through our exchange business may never be realized, which could adversely affect our business, financial condition and operating results.


Our Proposed On-Line Exchange May Not Be Successful If It Is Not Adopted by a Significant Number of Buyers and Suppliers.

     Even if we are successful in developing an on-line exchange, it will not be widely accepted if we do not successfully transition a portion of those buyers and suppliers who use NECX's off-line business to an on-line exchange and attract a significant number of additional buyers and suppliers to the on-line exchange. Such non-acceptance of our on-line exchange would limit the growth of our e-commerce revenues and could adversely affect our business, financial condition and operating results. Whether we can retain and attract buyers and suppliers will depend in large part on our ability to design, develop and implement a secure, user-friendly application with features and functionality that buyers and suppliers find attractive in an e-commerce solution and that provides substantial value to its users over traditional procurement methods. Buyers and suppliers may continue purchasing and selling products through traditional procurement methods, rather than adopting an Internet based solution. Buyers and suppliers also may not use our on-line exchange if it is not perceived as a neutral marketplace that treats all participants equally.


If Our Advertising Revenues Decline, Our Business Would Suffer.

     We currently rely on revenues generated from the sale of advertising on our vertical trade communities for a significant portion of our revenues. If we do not continue to increase advertising revenues, our business may suffer. Our ability to increase our advertising revenues depends on many factors, including, without limitation:

- acceptance of the Internet as a legitimate, effective and measurable medium for advertising and e-commerce;

- the development of a large base of users on our vertical trade communities who possess demographic characteristics attractive to advertisers;

-    changes in industry pricing practices for advertising; and

-    the expansion of our sales force.

     Other factors could also adversely affect our advertising revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet. Additionally, no standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising and advertisers who are not currently advertising on the

Internet may be reluctant to do so. These factors, as well as any other events or circumstances that would cause a decline in the amount of advertising on the Internet, would impair our business, financial condition and operating results.

     For some of our advertising customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the six months ended June 30, 2000, approximately $5.7 million, or 7.1%, of our reported revenue was generated by barter advertising arrangements.


Our Internet Content May Not Attract a Significant Number of Users with Demographic Characteristics Valuable to Our Advertisers.

     Our future success depends in part upon our ability to deliver compelling Internet content about various industries that will attract a significant number of users with demographic characteristics valuable to our advertising customers. Our inability to develop Internet content that attracts a loyal user base with demographic characteristics attractive to advertisers could impair our business, financial condition and operating results. We face the challenge of developing content that is attractive to users in an environment characterized by rapidly changing user preferences, as well as the ease with which users can freely navigate and instantly switch among a large number of Web sites, many of which offer content that may be more attractive than ours. If we cannot consistently anticipate or respond quickly to changes in user preferences or distinguish our content from that offered on other Web sites, we may never attract a significant number of users with demographic characteristics that advertisers are seeking.


Our Failure To Build and Maintain Relationships with Third-Party Content Providers May Impair Our Operating Results.

     We rely on third parties, such as trade publications and news wires, to provide some of the content for our vertical trade communities. It is critical to our business that we maintain and build existing and new relationships with content providers. However, we may not be able to do so, which could result in decreased traffic on our vertical trade communities and decreased advertising revenues. Many of our agreements with content providers are for initial terms of one to two years. Content providers may choose not to renew the agreements or terminate the agreements early if we do not fulfill our contractual obligations. Moreover, like our existing agreements with some of our content providers, our new and renewal agreements for third-party content may be non-exclusive, which means that competitors may offer the same content we offer or similar content. Additionally, the terms of any new or renewal agreements we enter into may be less favorable to us than our existing agreements. In particular, as competition for content increases, the licensing fees we pay to our content providers may correspondingly increase, which would negatively impact our operating results.


If We Do Not Develop the "VerticalNet" Brand and the Brands of Our Vertical Trade Communities and Recent Acquisitions, Our Advertising Revenues Could Decrease.

     To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand, as well as the brands associated with each individual vertical trade community (e.g. wateronline.com) and our recent acquisitions, including NECX and Tradeum. If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers, which could result in decreased advertising revenues. We believe that brand recognition will become increasingly important in the future with the growing number of Internet sites. If users do not believe that we offer higher quality products and services, then our brand awareness could be diluted, which could impair our business, financial condition and operating results.

If We Are Unable To Provide Our Customers and Users with Accurate Product Information, Our E-Commerce Strategy Will Not Succeed.

     To enable suppliers to conduct e-commerce through our vertical trade communities, we currently are responsible for loading suppliers' product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products and to update this information promptly when it changes. The actual loading of these products in our database may be delayed, depending upon a number of factors, including the formatting of the data provided to us and our ability to further automate and expand our operations to load this data accurately in our product database.

     We are generally obligated under our supplier agreements to load and update product data into our database within a specified period of time following its delivery. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may not be useful to our customers and users and may even expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. Any resulting exposure to liability or decreased adoption and use of our vertical trade communities could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.


If Our Suppliers Do Not Provide Professional, Safe and Timely Delivery of Products to Our Customers, Our Business Will Be Harmed.

     We rely on our suppliers to deliver products to our customers in a professional, safe and timely manner. If our suppliers do not deliver the products to our customers in a professional, safe and timely manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.


It Is Difficult To Manage Our Rapid Growth Effectively.

     We have rapidly and significantly expanded our operations and expect to continue to do so by adding new products and services, hiring new employees and acquiring new businesses. This growth has placed, and is expected to continue to place, a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we fail to implement systems, train and manage our employees or integrate our recent and future acquisitions successfully, our business, financial condition and operating results could be negatively impacted.


Our Business Is Susceptible to Numerous Risks Associated with International Operations.

     A substantial portion of our current business is based upon international sales, which we believe will increase in the future. In addition, we purchase a substantial amount of electronic components from entities based in foreign countries. We are subject to a number of risks and uncertainties associated with these international business activities. These risks and uncertainties generally include:

- difficulties in the enforcement of contractual obligations and intellectual property rights, including licensing rights, against foreign entities or in foreign jurisdictions;

-    currency exchange rate fluctuations and higher duty rates;

-    unexpected changes in regulatory requirements;

- tariffs, import and export controls and regulations and other trade barriers;

- longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

- increased costs and difficulties in managing and staffing international operations;

- compliance with applicable United States and foreign laws, especially import/export requirements;

- potentially adverse tax consequences, including restrictions on the repatriation of earnings;

- the costs and burdens of complying with a wide variety of foreign laws and differing trade customs and practices;

-    political instability; and

-    potential transportation delays.

     These factors may have a negative effect on current and future international operations and, consequently, on our business, results of operations and financial condition.


Our International Expansion May Make It More Difficult To Manage Our Business.

     In June 2000, we completed the formation of VerticalNet Europe, our joint venture with British Telecommunications, plc and Internet Capital Group, while in July 2000, we completed the formation of VerticalNet Japan, our joint venture with Softbank Commerce Corp. In June 1999, we entered into a co-branding agreement with Metropolis Transactive (Proprietary) Limited, a South African company creating on-line marketplaces focused on the African market. We expect to further expand in international markets. However, this expansion strategy may fail if we cannot create or sustain international demand for our Internet-based, e-commerce business model and services. Moreover, even if we are able to identify appropriate international joint venture partners, we may not be able to negotiate the terms of any venture successfully, finance the venture or integrate our partners' business, products or technology into our existing business operations, or we may become dependent on our joint venture partners.

     To pursue our international expansion, we have established international operations and hired senior management to oversee these operations. We also plan to hire additional personnel and establish relationships with additional suppliers and strategic partners. This expansion will require significant management attention and financial resources and could have a negative effect on our business, financial condition and results of operations.


Risk of Failure of Our Computer and Communications Hardware Systems Increases Without Back-Up Facilities.

     The performance of our computer and communications hardware systems is critical to our business and reputation, as well as our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our vertical trade communities to be unavailable to users may reduce their attractiveness to advertisers, buyers and suppliers and could impair our business, financial condition and operating results. We maintain most of our computer systems in two Web-hosting facilities in New Jersey. We do not currently have back-up or redundant facilities for our computer systems. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Capacity Limits on Our Technology, Transaction Processing System and Network Hardware and Software May Be Difficult To Project and We May Not Be Able To Expand and Upgrade Our Systems To Meet Increased Use.

     As traffic on our vertical trade communities increases, we must expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of increase of traffic on our vertical trade communities. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our vertical trade communities. If we do not appropriately upgrade our technology, systems and network hardware and software, our business, financial condition and operating results will suffer.


Our Market Is Evolving and Characterized by Rapid Technological Change, Which We May Not Be Able To Keep Pace with in a Cost-Effective Way.

     The market for Internet products and services is evolving and characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing vertical trade community technology obsolete. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must adapt to our rapidly changing market by continually improving and enhancing the responsiveness, services and features of our vertical trade communities, by developing new services and technology to meet customer needs, by successfully developing and introducing new versions of our Internet-based e-commerce business model on a timely basis and by integrating our off-line exchange business with an on-line exchange. Our success will depend in part on our ability to acquire or license leading technologies useful in our business, which we may not to be able to do.


Our Interests May Conflict with Those of Internet Capital Group, Our Largest Shareholder, Which May Affect Our Business Strategy and Operations Negatively.

          As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At August 1, 2000, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 28.6%, of our common stock which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to the IPO. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

Our Success Depends on Our Key Personnel Who We May Not Be Able To Retain, and We May Not Be Able To Hire Enough Additional Personnel To Meet Our Needs.

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. As of August 1, 2000, only two members of our senior management team had an employment agreement. We carry key person life insurance on certain, but not on all, of our senior management personnel.

     Our success also depends on having a highly trained technical staff, sales force and telesales group. We will need to continue to hire additional personnel as our business grows. Competition for personnel, particularly for employees with technical expertise, is intense. A shortage in the number of trained technical personnel and salespeople could limit our ability to design, develop and implement our e-commerce solutions and other technology, increase sales in our existing vertical trade communities and make new sales as we launch new vertical trade communities and form other strategic relationships. Ultimately, our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.


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

     A number of factors could prevent such acceptance, including the following:

- buyers may be unwilling to shift their purchasing from traditional vendors to on-line vendors;

- the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

- customers and suppliers may be unwilling to use on-line vendors due to security and confidentiality concerns;

- increased government regulation or taxation may adversely affect the viability of e-commerce;

- insufficient availability of, or changes in, telecommunication services could result in slower response times or inconsistent service quality;

- e-commerce transactions generally lack the human contact that traditional suppliers provide; and

-    lack of availability of cost-effective, high-speed Internet service.

Security Risks and Concerns May Deter the Use of the Internet For Conducting E-Commerce.

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our e-commerce business. We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in on-line transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information. We also use encryption technology, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers in commerce transactions.

     Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more prevalent, our customers will become more concerned about security. Our failure to address these concerns adequately could impair our business, financial condition and operating results.


Limited Internet Infrastructure May Affect Service.

     The accelerated growth and increasing volume of Internet traffic may cause performance problems, which would slow the adoption of our Internet-based, e-commerce business model. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce business model may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based e-commerce solution is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.


We May Not Be Able To Protect Our Proprietary Rights and May Infringe the Proprietary Rights of Others.

     Proprietary rights are important to our success and our competitive position. As of August 1, 2000, we own and use 30 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 40 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of August 1, 2000, we own and use 10 trademarks registered with various foreign patent and trademark offices and have 36 applications pending with foreign patent and trademark offices. We may be unable to protect our trademarks and other proprietary rights adequately or to prevent others from claiming violations of their trademarks and other proprietary rights. Generally, our domain names for our vertical trade communities cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright and trademark protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.


We May Be Subject to Legal Liability for Publishing or Distributing Content over the Internet.

     We may be subject to legal claims relating to the content in our vertical trade communities, or the downloading and distribution of such content. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content they offer. In addition, some of the content provided on our vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.


We May Be Exposed to Product Liability and Other Commercial Claims.

     We face potential liability for claims based on the nature of the products that we sell and distribute, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations and other commercial claims. Most of the manufacturers whose products we distribute have warranties on those products. We pass that warranty through to our customers whenever possible. However, in some instances we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. Although we maintain general liability insurance, our insurance may not cover some claims or penalties, is subject to policy limits and exclusions and may not adequately indemnify us or our employees from any civil, governmental or criminal liability. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, financial condition and operating results.


We Are Subject to Government Regulation That Exposes Us to Potential Liability and Negative Publicity.

     We currently rely upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to our business during the entire transaction. However, our reliance on our suppliers may not be sufficient to protect our legal interests. For example, if we are held to be a seller or a distributor of regulated products because we took legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit. We are unable to verify that our suppliers have in the past complied, or will in the future comply, with all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to potentially severe civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us directly. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified customer, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through us. We do not maintain any reserve for potential liabilities resulting from government regulation.

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


We May Not Have Sufficient Cash Flow To Service Our Debt.

     As of June 30, 2000, we had approximately $28.0 million in long term debt (including the current portion and our outstanding 5-1/4% convertible subordinated debentures). Currently, we are not generating sufficient cash flow to satisfy the annual debt service payments required as a result of our September 1999 offering of convertible subordinated debentures. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

We May Require Additional Capital for Our Operations, Which Could Have Dilutive and Other Negative Effects on Our Shareholders.

     We currently anticipate that the net proceeds of our September 1999 offering of debentures and the sale of our Series A Preferred Stock and warrants to Microsoft, together with our existing borrowing arrangements, current investments (including equity interests in other entities) and other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need, or find it advantageous, to raise additional funds in the future to fund our rapid growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and shareholders may experience additional dilution. These securities may also have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, promote our brand identity, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.


Shares Eligible for Future Sale by Our Current Shareholders May Cause Our Stock Price To Decline.

     If our shareholders or optionholders sell substantial amounts of our common stock in the public market, including shares issued in connection with completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall.

     As of August 1, 2000, the holders of up to approximately 33,887,200 shares of common stock, warrants to purchase 2,127,038 shares of common stock and shares of Series A Preferred Stock, which are initially convertible into 1,151,080 shares of common stock, have demand and/or piggy-back registration rights. Under the terms of the Series A Preferred Stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A Preferred Stock or shares of common stock, rather than paying cash dividends. As of June 30, 2000, cumulative dividends of $1.5 million had been earned by the holder of our Series A Preferred Stock. The shares of common stock underlying any dividended shares of Series A Preferred Stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We have also filed a shelf registration statement to facilitate our acquisition strategy, as well as a registration statement to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to the shelf registration statement, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.


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

     Factors that could cause such volatility may include, among other things:

-    actual or anticipated variations in quarterly operating results;

-    announcements of technological innovations;

-    new sales models or new products or services;

-    changes in financial estimates by securities analysts;

-    conditions or trends in the Internet industry;

-    changes in the market valuations of other Internet companies;

-    failure to meet analysts' expectations;

- announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

-    capital commitments;

-    additions or departures of key personnel;

-    sales of common stock or instruments convertible into common stock; and

- stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

Many of these factors are beyond our control. These factors may cause the market price of our common stock to fall, regardless of our operating performance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As of June 30, 2000, our portfolio investments consisted of $76.5 million in cash and cash equivalents and $60.8 million in debt instruments having a maturity of greater than one year. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended June 30, 2000 would have decreased by less than $128,000. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

         Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of June 30, 2000, the fair market value of these investments included in short-term investments was $44.3 million.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) We hereby incorporate by reference into Item 2 of Part II of this report the information set forth under the caption, "Issuance of Series A 6.00% Convertible Redeemable Preferred Stock," and contained in Note 9 (Preferred Stock, Warrants and Convertible Debt) to the Consolidated Financial Statements set forth in Item 1 of Part I of this report.

(c) During the quarter ended June 30, 2000, we sold the following unregistered securities pursuant to the following transactions:

     - On April 7, 2000 we issued to Microsoft 100,000 shares of our Series A 6.00% Preferred Stock, which are initially convertible into 1,151,080 shares of our common stock, and warrants entitling Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances, in exchange for $100.0 million in cash. Microsoft may, at any time, elect to convert (in whole or in part) the Series A Preferred Stock into, or exercise the warrants for, shares of our common stock in accordance with the terms of the respective instruments.

     - On April 21, 2000, we issued 132,132 shares of our common stock valued at approximately $5.6 million in connection with the acquisition of JM Computer Services, Inc. in exchange for the assets acquired and liabilities assumed.

     - On May 8, 2000, we issued to RW Electronics, 311,741 shares of our common stock in accordance with the provisions of the purchase agreement governing the price protection of the shares we issued to RW Electronics at the closing of the acquisition.

     - On June 30, 2000, we issued 111,562 shares of our common stock valued at approximately $4.1 million in connection with the acquisition of Demand Systems L.C. in exchange for the assets acquired.

     - On June 30, 2000, we issued 16,978 shares of our common stock valued at approximately $620,000 in exchange for the outstanding capital stock of Bidformation Canada Inc.

     These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribution and was afforded an opportunity to review all publicly filed documents and to ask questions and receive answers from our management.

(d) Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) As of June 30, 2000, cumulative dividends of $1.5 million had been earned by the holder of our Series A Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2000 Annual Meeting of Shareholders on June 14, 2000.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The matters voted upon at the annual meeting, and the result of the vote on each such matter, are set forth below:

     1. Election of Directors. The result of the vote tabulated at the meeting for the following two director nominees is set forth as follows, opposite their respective names:

          Name             Number of Shares     Number of Shares
                            Voted in Favor          Withheld
------------------------   ----------------     ----------------
Walter W. Buckley             64,988,790            123,465
Leo J. Hindery                65,027,192             85,063

     2. Proposal to amend the amended and restated articles of incorporation to increase the number of authorized shares of our common stock to 1,000,000,000 shares. The result of the vote tabulated at the meeting for ratification and approval of the aforementioned proposal was as follows:

        Number of Votes FOR                                  57,173,713
        Number of Votes AGAINST                               7,888,645
        Number of Abstentions                                    48,037

     3. Proposal to approve an amendment to the employee stock purchase plan. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

        Number of Votes FOR                                  44,533,808
        Number of Votes AGAINST                                 890,694
        Number of Abstentions                                    44,481

     4. Proposal to adopt the VerticalNet, Inc. 2000 Equity Compensation Plan. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

        Number of Votes FOR                                  35,137,783
        Number of Votes AGAINST                              10,256,040
        Number of Abstentions                                    73,302

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

Exhibit
Number                     Description
------                     -----------

3.1      Amendment to Amended and Restated Articles of Incorporation*

3.2      Amendment to Amended and Restated Articles of Incorporation*

4.1 Statement with Respect to Shares of Series A 6.00% Convertible Redeemable Preferred Stock Due 2010 of VerticalNet, Inc. (1)

10.1     VerticalNet, Inc. 2000 Equity Compensation Plan (2)(3)

27       Financial Data Schedule*

--------
* Filed herewith.

(1) Filed as an exhibit to the Registrant's report on Form 8-K dated April 4, 2000, as amended.

(2)      Filed as Annex B to the Registrant's definitive proxy statement on
         Schedule 14A, which was filed on April 27, 2000. This exhibit was approved by the stockholders at the Registrant's 2000 Annual Meeting. (See Item 4 of Part II of this report.)

(3)      Compensatory plan and arrangement for executives and others.


 (b) Reports on Form 8-K.

- On April 6, 2000, the Registrant filed its report on Form 8-K dated March 23, 2000, in which it reported on its acquisition of Tradeum, Inc. (Item
     2).

- On April 11, 2000, the Registrant filed its report on Form 8-K dated April 4, 2000, regarding (a) the completion of Microsoft's investment in the Registrant and (b) the amendment to its amended and restated articles of incorporation filed to increase the Registrant's number of authorized common stock (Item 5).

- On April 14, 2000, the Registrant filed its report on Form 8-K dated March 31, 2000, in which it reported on NECX.com LLC's, the Registrant's wholly-owned subsidiary, acquisition of R.W. Electronics Inc. (Item 2) and included financial statements of RW Electronics Inc. and pro forma financial information of the Registrant (Item 7).

- On May 2, 2000, the Registrant filed its report on Form 8-K/A dated March 23, 2000, in which it reported on its acquisition of Tradeum, Inc. (Item 2) and included financial statements of Tradeum, Inc. and pro forma financial information of the Registrant (Item 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                                VerticalNet, Inc.

                                           By:  /s/ Joseph Galli, Jr.
                                               ------------------------------
                                                Joseph Galli, Jr.
                                                President and Chief
                                                Executive Officer


                                           By:  /s/ Gene S. Godick
                                               ------------------------------
                                               Gene S. Godick
                                               Executive Vice President and
                                               Chief Financial Officer