Form 10-Q
period 2000-09-30
VERTICALNET INC
filed 2000-11-14
CIK 1043946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

                                700 DRESHER ROAD
                               HORSHAM, PA 19044
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     As of November 1, 2000, 87,533,289 shares of Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-Q
              (FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I
  Item 1.  Consolidated Financial Statements...........................    3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   43

Part II
  Item 1.  Legal Proceedings...........................................   44
  Item 2.  Change in Securities and Use of Proceeds....................   44
  Item 3.  Default Upon Senior Securities..............................   45
  Item 4.  Submission of Matters to a Vote of Security Holders.........   45
  Item 5.  Other Information...........................................   45
  Item 6.  Exhibits and Reports on Form 8-K............................   45

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $     87,580      $ 14,254
  Short-term investments....................................         36,928        44,131
  Accounts receivable, net of allowance for doubtful
     accounts of $2,769 in 2000 and $2,085 in 1999..........         50,133        45,776
  Inventory.................................................         22,023         5,510
  Prepaid expenses and other assets.........................         43,568         5,964
                                                               ------------      --------
     Total current assets...................................        240,232       115,635
                                                               ------------      --------
Property and equipment, net.................................         48,998        13,148
Goodwill, net of accumulated amortization of $128,233 in
  2000 and $7,323
  in 1999...................................................        605,799       159,253
Other intangibles, net of accumulated amortization of $8,681
  in 2000 and $780 in 1999..................................         53,169        18,671
Long-term investments.......................................         81,264        16,885
Other assets................................................         54,225        17,312
                                                               ------------      --------
     Total assets...........................................   $  1,083,687      $340,904
                                                               ============      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................         18,100        14,515
  Accrued expenses..........................................         27,837        20,102
  Deferred revenues.........................................         57,181         9,768
  Other current liabilities.................................          4,908         1,372
                                                               ------------      --------
     Total current liabilities..............................        108,026        45,757
                                                               ------------      --------
Long-term debt..............................................          1,322         1,750
Other long-term liabilities.................................         52,398            --
Convertible subordinated debentures.........................         21,705       115,000
                                                               ------------      --------
     Total liabilities......................................        183,451       162,507
                                                               ------------      --------
Commitments and contingencies (Note 9)

Shareholders' Equity:
  Preferred stock $.01 par value, 10,000,000 shares
     authorized; Series A 6.00% convertible redeemable
     preferred stock, 250,000 shares designated, 101,450
     shares issued in 2000 plus accrued dividends of $1,522
     (liquidation value of $102,972)........................         92,468            --
  Common stock $.01 par value, 1,000,000,000 shares
     authorized, 87,496,358 shares issued in 2000 and
     72,120,866 shares issued in 1999.......................            875           721
  Common stock to be issued.................................             --        99,546
  Additional paid-in capital................................      1,023,277       151,875
  Deferred compensation.....................................        (19,939)         (601)
  Accumulated other comprehensive loss......................         (4,769)         (219)
  Accumulated deficit.......................................       (190,871)      (72,773)
                                                               ------------      --------
                                                                    901,041       178,549
  Treasury stock at cost, 656,356 shares in 2000 and 649,936
     shares in 1999.........................................           (805)         (152)
                                                               ------------      --------
     Total shareholders' equity.............................        900,236       178,397
                                                               ------------      --------
     Total liabilities and shareholders' equity.............   $  1,083,687      $340,904
                                                               ============      ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   2000        1999        2000         1999
                                                 --------    --------    ---------    --------
                                                                  (UNAUDITED)
REVENUES:
Exchange transaction sales.....................  $229,502    $     --    $ 496,770    $     --
Cost of exchange transaction sales.............   190,224          --      413,791          --
                                                 --------    --------    ---------    --------
  Net exchange revenues........................    39,278          --       82,979          --
E-enablement, e-commerce, advertising and
  services revenues............................    34,455       5,182       71,763      10,667
                                                 --------    --------    ---------    --------
  Combined revenues............................    73,733       5,182      154,742      10,667
COSTS AND EXPENSES:
Editorial and operational......................    15,771       2,553       28,801       5,438
Product development............................     9,259       2,225       22,100       4,920
Sales and marketing............................    38,170       7,924       93,770      17,101
General and administrative.....................    30,111       3,084       61,556       6,434
Amortization expense...........................    54,293       2,092      125,567       2,702
In-process research and development charge.....        --      13,600       10,000      13,600
                                                 --------    --------    ---------    --------
Operating loss.................................   (73,871)    (26,296)    (187,052)    (39,528)
                                                 --------    --------    ---------    --------
Other income (expense).........................    (1,250)         --       67,969          --
Interest income, net...........................       629         469          985       1,332
                                                 --------    --------    ---------    --------
Net loss.......................................  $(74,492)   $(25,827)   $(118,098)   $(38,196)
Preferred stock dividends......................    (1,522)         --       (2,972)         --
                                                 --------    --------    ---------    --------
Loss attributable to common shareholders.......  $(76,014)   $(25,827)   $(121,070)   $(38,196)
                                                 ========    ========    =========    ========
Basic and diluted net loss per common share....  $  (0.88)   $  (0.37)   $   (1.49)   $  (0.65)
                                                 ========    ========    =========    ========
Weighted average common shares outstanding used
  in basic and diluted per share calculation...    86,616      69,243       81,508      59,192
                                                 ========    ========    =========    ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                                   (UNAUDITED)
Net loss....................................................  $(118,098)   $(38,196)
                                                              ---------    --------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation, amortization and other noncash charges...    133,950       3,858
     Income from equity method investments..................       (701)         --
     Net gain on investment.................................    (79,875)         --
     In-process research and development charge.............     10,000      13,600
     Change in assets, net of effect of acquisitions:
       Accounts receivable..................................     50,446      (5,338)
       Inventory............................................       (891)         --
       Prepaid expenses and other assets....................    (25,613)     (1,160)
     Change in liabilities, net of effect of acquisitions:
       Accounts payable.....................................     (2,671)      1,813
       Accrued expenses.....................................      8,993       1,729
       Deferred revenues....................................     47,046       4,743
                                                              ---------    --------
  Net cash provided by (used in) operating activities.......     22,586     (18,951)
                                                              ---------    --------
Investing activities:
  Acquisitions, net of cash acquired........................    (30,864)     (7,219)
  Purchase of available-for-sale investments................    (85,937)   (105,362)
  Purchase of cost and equity method company investments,
     net of sale of redeemable preferred stock..............    (20,800)         --
  Proceeds from sale and redemption of available-for-sale
     investments............................................    107,014      68,555
  Restricted cash...........................................     (9,612)     (1,220)
  Advances..................................................         --        (965)
  Capital expenditures......................................    (39,179)     (1,557)
                                                              ---------    --------
  Net cash used in investing activities.....................    (79,378)    (47,768)
                                                              ---------    --------
Financing activities:
  Borrowings under line of credit...........................     68,299          --
  Repayments of line of credit..............................   (111,691)     (2,000)
  Proceeds from forward sale................................     47,441          --
  Principal payments on long-term debt and obligations under
     capital leases.........................................     (1,570)     (1,116)
  Net proceeds from issuance of common stock in initial
     public offering........................................         --      58,459
  Net proceeds from convertible debt issuance...............         --      96,250
  Net proceeds from issuance of Series A 6.00% convertible
     redeemable preferred stock.............................     99,900          --
  Proceeds from exercise of stock options and employee stock
     purchase plan..........................................     27,739       1,173
                                                              ---------    --------
  Net cash provided by financing activities.................    130,118     152,766
                                                              ---------    --------
Net increase in cash........................................     73,326      86,047
Cash and cash equivalents -- beginning of period............     14,254       5,663
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $  87,580    $ 91,710
                                                              =========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest (includes
     conversion payment to debt holders)....................  $  16,326    $    261
                                                              =========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Equipment acquired under capital leases...................  $     736    $  2,517
  Issuance of common stock as consideration for
     acquisitions...........................................  $ 617,212    $ 49,061
  Warrant exercises.........................................  $     653    $     92
  Notes converted to common stock...........................  $      --    $  5,000
  Preferred dividends.......................................  $   2,972    $     --
  Conversion of convertible subordinated debentures to
     common stock...........................................  $  90,400    $     --

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                   PREFERRED STOCK     COMMON STOCK                    ADDITIONAL
                                   ----------------   ---------------   COMMON STOCK    PAID-IN       DEFERRED
                                   SHARES   AMOUNT    SHARES   AMOUNT   TO BE ISSUED    CAPITAL     COMPENSATION
                                   ------   -------   ------   ------   ------------   ----------   ------------
Balance, January 1, 2000.........    --     $    --   72,121    $721      $ 99,546     $  151,875     $   (601)
Issuance of Series A 6.00%
  convertible redeemable
  preferred stock and warrants...   100      89,496       --      --            --         18,007           --
Series A 6.00% convertible
  redeemable preferred stock
  dividends issued...............     1       1,450       --      --            --         (1,450)          --
Series A 6.00% convertible
  redeemable preferred stock
  dividends accrued..............    --       1,522       --      --            --         (1,522)          --
Conversion of convertible debt...    --          --    4,665      46            --         90,354           --
Exercise of options..............    --          --    3,377      34            --         24,962           --
Shares issued through employee
  stock purchase plan............    --          --      113       1            --          2,742           --
Shares issued as consideration
  for acquisitions...............    --          --    7,063      71       (99,546)       716,687           --
Exercise of warrants.............    --          --      157       2            --            651           --
Unearned compensation............    --          --       --      --            --         20,971      (20,971)
Amortization of unearned
  compensation...................    --          --       --      --            --             --        1,633
Net loss.........................    --          --       --      --            --             --           --
Other comprehensive loss.........    --          --       --      --            --             --           --
                                    ---     -------   ------    ----      --------     ----------     --------
Balance, September 30, 2000......   101     $92,468   87,496    $875      $     --     $1,023,277     $(19,939)
                                    ===     =======   ======    ====      ========     ==========     ========

                                   ACCUMULATED OTHER                                TOTAL
                                     COMPREHENSIVE     ACCUMULATED   TREASURY   SHAREHOLDERS'
                                         LOSS            DEFICIT      STOCK        EQUITY
                                   -----------------   -----------   --------   -------------
Balance, January 1, 2000.........       $  (219)        $ (72,773)    $(152)      $ 178,397
Issuance of Series A 6.00%
  convertible redeemable
  preferred stock and warrants...            --                --        --         107,503
Series A 6.00% convertible
  redeemable preferred stock
  dividends issued...............            --                --        --              --
Series A 6.00% convertible
  redeemable preferred stock
  dividends accrued..............            --                --        --              --
Conversion of convertible debt...            --                --        --          90,400
Exercise of options..............            --                --        --          24,996
Shares issued through employee
  stock purchase plan............            --                --        --           2,743
Shares issued as consideration
  for acquisitions...............            --                --        --         617,212
Exercise of warrants.............            --                --      (653)             --
Unearned compensation............            --                --        --              --
Amortization of unearned
  compensation...................            --                --        --           1,633
Net loss.........................            --          (118,098)       --        (118,098)
Other comprehensive loss.........        (4,550)               --        --          (4,550)
                                        -------         ---------     -----       ---------
Balance, September 30, 2000......       $(4,769)        $(190,871)    $(805)      $ 900,236
                                        =======         =========     =====       =========

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              --------------------    ---------------------
                                                                2000        1999        2000         1999
                                                              --------    --------    ---------    --------
Net loss....................................................  $(74,492)   $(25,827)   $(118,098)   $(38,196)
Unrealized gain (loss) on net investments...................    18,225           2       (4,550)       (130)
                                                              --------    --------    ---------    --------
Comprehensive loss..........................................  $(56,267)   $(25,825)   $(122,648)   $(38,326)
                                                              ========    ========    =========    ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) VERTICALNET, INC. AND BASIS OF PRESENTATION

  Description of VerticalNet, Inc.

     VerticalNet, Inc. ("VerticalNet"), through its wholly-owned subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments through three strategic business units:

     - VerticalNet Markets includes 57 industry-specific digital marketplaces designed as online vertical trading communities and provides hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses;

     - VerticalNet Exchanges focuses on trading electronic components and hardware in open and spot markets; and

     - VerticalNet Solutions builds digital marketplaces for our industry alliances, independent Net market makers and global 2000 enterprises.

     Our consolidated financial statements as of, and for, the three and nine months ended September 30, 2000 and September 30, 1999 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2000 and September 30, 1999 and our cash flows for the nine months ended September 30, 2000 and September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

  Revenue Recognition

     We currently generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and exchange transactions. We anticipate generating revenue from software licensing and related professional services, as well as hosting, maintenance and other business operations services, as we continue to develop and market our VerticalNet Solutions business. As of September 30, 2000, we had not recognized any revenue from software licensing. However, as of September 30, 2000, we had recognized an insignificant amount of revenue from professional services, which is included in advertising and services revenue.

     E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as earned. E-commerce fees, whether in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized when earned. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

     Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we create co-branded sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized as earned over the term of the contract.

                               VERTICALNET, INC.

     Although we have not recognized a material amount of revenue from software licensing and related professional and business operations services, we expect revenue from these types of arrangements to become more significant in the future. Statement of Position ("SOP") 97-2, Software Revenue Recognition, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues and costs are recognized based on the labor hours incurred to date, compared to total estimated labor hours over the term of the contract. As of September 30, 2000, we have recognized an insignificant amount of total revenue from professional services.

     Approximately $9.6 million and $3.0 million at September 30, 2000 and December 31, 1999, respectively, included in the accounts receivable balance is unbilled due to customer payment terms.

     Gross exchange transaction sales are comprised of product sales, net of returns and allowances. Product sales typically involve electronic components and hardware. Revenues are recognized when the products are shipped to customers. We reflect gross revenues and related product costs of exchange transactions in our consolidated financial statements because we take title to the products exchanged and assume the risk of loss in such transactions. Additionally, we are exposed to both inventory and credit risk related to the execution of the transactions. Net exchange revenues, as shown in our consolidated statements of operations, are gross exchange transaction sales, less associated transaction costs, which consist primarily of resale inventory purchases and freight charges. We record a reserve for exchange sales returns at the time of shipment based on estimated return rates.

     In January 2000, we adopted Emerging Issues Task Force ("EITF") No. 99-17, Accounting for Barter Advertising Transactions. Pursuant to the consensus reached by the EITF, barter transactions are recorded at the lower of the estimated fair value of the goods or services received or the estimated fair value of the advertisements given, based on historical cash transactions. Barter revenue is recognized when the advertising impressions are delivered to the customer and advertising expense is recorded when the advertising impressions or other services from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions, a liability is recorded, and if we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheets. For the three months ended September 30, 2000 and 1999, we recognized approximately $0.8 million and $1.1 million of advertising revenues, respectively, and $1.7 million and $1.2 million of advertising expenses, respectively, from barter transactions. For the nine months ended September 30, 2000 and 1999, we recognized approximately $6.6 million and $2.4 million of advertising revenues, respectively, and $6.0 million and $1.9 million of advertising expenses, respectively, from barter transactions. We have recorded approximately $1.4 million and $1.0 million in prepaid expenses related to barter transactions as of September 30, 2000 and December 31, 1999, respectively.

  Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share (in thousands, except for per share amounts)

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares

                               VERTICALNET, INC.

issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock issued upon the conversion of the convertible notes given as consideration in connection with the purchase of NECX was included in the calculation from the date of acquisition in December 1999 because the related securities were accounted for as equity.

     Pro forma net loss per share for the nine months ended September 30, 1999 is computed using the weighted average number of common shares outstanding, including common equivalent shares from the convertible preferred stock issued prior to our initial public offering ("IPO") (using the if-converted method), which converted automatically into common stock upon the consummation of the IPO, as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

     The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2000       1999       2000       1999
                                                  -------    -------    -------    -------
Weighted average shares outstanding, basic and
  diluted.......................................  86,616     69,243     81,508     59,192
                                                  ======     ======     ======
Effect of convertible preferred stock...........                                    5,706
                                                                                   ------
Weighted average shares outstanding, pro forma
  basic and pro forma diluted...................                                   64,898
                                                                                   ======

     The following table sets forth the computation of net loss per share:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                         --------------------    ---------------------
                                           2000        1999        2000         1999
                                         --------    --------    ---------    --------
BASIC AND DILUTED NET LOSS PER SHARE
Numerator: Net loss attributable to
  common shareholders..................  $(76,014)   $(25,827)   $(121,070)   $(38,196)
Denominator: Weighted average shares
  outstanding basic and diluted........    86,616      69,243       81,508      59,192
Basic and diluted net loss per share...  $  (0.88)   $  (0.37)   $   (1.49)   $  (0.65)
                                         ========    ========    =========    ========

PRO FORMA BASIC AND PRO FORMA DILUTED
  NET LOSS PER SHARE
Numerator: Net loss attributable to
  common shareholders..................                                       $(38,196)
Denominator: Weighted average shares
  outstanding pro forma basic and pro
  forma diluted........................                                         64,898
Pro forma basic and pro forma diluted
  net loss per share...................                                       $  (0.59)
                                                                              ========

     The common stock equivalents resulting from the exercise of outstanding options and warrants and the conversion of the Series A 6.00% convertible redeemable preferred stock and the 5 1/4% convertible subordinated debentures are anti-dilutive and are excluded from the calculations for the three and nine month periods ended September 30, 2000 and September 30, 1999. Additionally, pro forma basic and pro forma diluted net loss per share are applicable only for the nine months ended September 30, 1999, since the convertible

                               VERTICALNET, INC.

preferred stock that was issued prior to our IPO, and is considered in the calculation was converted at the IPO date and has no effect on periods subsequent to the year ended December 31, 1999.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position and cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (as recently amended by SAB Nos. 101A and 101B), which must be implemented in the quarter ending December 31, 2000. In anticipation of the adoption of SAB No. 101, we have analyzed our revenue recognition policies for our current revenue streams in light of the SEC's guidance. We believe that our current revenue recognition policies and practices conform to both generally accepted accounting principles and the guidance provided in SAB No. 101.

     At its July 19-20, 2000 meeting, the EITF reached a consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Issue No. 99-19 addressed when a vendor should report revenue as the gross amount billed to a customer versus the net amount earned. At the meeting, the EITF affirmed, as a consensus, the tentative conclusion reached at its May 17-18, 2000 meeting, with minor modifications to the indicators that assist in determining the appropriate recognition methodology. The EITF amended the consensus to allow the adoption of Issue No. 99-19 to mirror the required timing for the implementation of SAB No. 101. We believe that our current revenue recognition policies and practices conform to the consensus reached by the EITF on this issue.

(2) ACQUISITIONS

     On July 13, 2000, NECX, a wholly-owned subsidiary of VerticalNet, acquired substantially all of the assets and assumed certain of the liabilities of F&G Capital, Inc. d/b/a American IC Exchange ("AICE") for shares of our common stock. We agreed to pay additional consideration (payable in shares of our common stock) upon the achievement of negotiated financial and operating targets. The acquisition was accounted for as a purchase and the estimated $51.3 million excess of purchase price over the fair value of the tangible net assets acquired was allocated to identifiable intangible assets and goodwill in the amounts of approximately $18.7 and $32.6 million, respectively. AICE was a privately held market maker for the electronic component and hardware markets, focusing primarily on memory and memory module products. The results of operations from AICE are not material to our consolidated financial position or results of operations. The allocation of purchase price is based on preliminary estimates that may be revised at a later date.

     Goodwill and other intangible assets are amortized using the straight-line method from the date of acquisition over the period of the expected benefits, which ranges from three to five years and two to five years, respectively. Amortization expense for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 is $53.7 million, $2.1 million, $124.5 million and $2.7 million, respectively.

     The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum (our material acquisitions) as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments,

                               VERTICALNET, INC.

including amortization expense. We completed the Techspex, LabX, CertiSource, Isadra and NECX acquisitions in the fiscal year ended December 31, 1999 and the RW Electronics and Tradeum acquisitions in the first quarter of fiscal year 2000. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, Techspex, LabX, CertiSource, Isadra, NECX, RW Electronics and Tradeum constituted a single entity during such periods.

                                                  THREE MONTHS        NINE MONTHS ENDED
                                                     ENDED              SEPTEMBER 30,
                                                 SEPTEMBER 30,     ------------------------
                                                      1999            2000          1999
                                                 --------------    ----------    ----------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Combined revenues..............................     $ 19,504       $ 164,961     $  51,438
Net loss.......................................      (74,440)       (165,425)     (233,928)
Net loss per share.............................        (0.98)          (2.00)        (3.51)

(3) AVAILABLE-FOR-SALE INVESTMENTS

     We account for certain investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income (expense), as incurred.

     As of September 30, 2000, our available-for-sale equity holdings had a fair market value of $62.4 million. Additionally, investments in corporate and government obligations with fair market values of $35.6 million and $20.2 million as of September 30, 2000 are included in short-term and long-term available-for-sale investments, respectively.

(4) LONG-TERM INVESTMENTS AND OTHER LONG-TERM LIABILITIES

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba, Inc. ("Ariba"). Under these contracts, we pledged our shares of Ariba's common stock to the counterparty for a three year period in return for approximately $47.4 million of cash. At the conclusion of the three year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock subject to our option to deliver the cash value of such shares. The fair value of our Ariba shares at September 30, 2000 was approximately $61.1 million and is included in long-term investments.

     The fair value of the obligation in connection with the forward sale is $52.4 million as of September 30, 2000 and is reflected in other long-term liabilities. The initial cost of the transaction, approximately $5.0 million, is being amortized over the life of the agreement in interest income, net.

(5) COST METHOD INVESTMENTS

     We hold equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over the investees. For these non-quoted investments, our policy is to review regularly the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values and to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the three months ended September 30, 2000, we recorded a $1.0 million impairment charge which is included in other income (expense) for an other than temporary decline in the fair value of

                               VERTICALNET, INC.

one investment. As of September 30, 2000, investments held at cost of approximately $16.8 million are included in other assets in the consolidated balance sheets.

(6) EQUITY METHOD INVESTMENTS

     We have investments in companies whose results are not consolidated, but over whom we exercise significant influence. These investments are accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors, as well as our overall ownership level of the investee, which is generally a 20% to 50% interest in the voting securities of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, our share of the earnings or losses of the investee is reflected in our consolidated statements of operations. The aggregate carrying value of our equity method investments, which are included in other assets, was $20.2 million at September 30, 2000. Our net equity income from affiliates, included in other income (expense), is approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2000, respectively.

     In July 2000, we formed a new joint venture with Softbank Commerce Corp., a wholly-owned subsidiary of Softbank Corporation. We contributed $1.5 million of cash for a 40% ownership in the joint venture, which is being accounted for using the equity method. The goal of the new company, called VerticalNet Kabushiki Kaisha ("VerticalNet Japan"), is to develop, maintain and operate Japanese language vertical trade communities in Japan. We are obligated to contribute a maximum of 1.2 billion Yen to the joint venture over the next two years.

     In addition to VerticalNet Japan, our other equity method investments include a 56% ownership in VerticalNet Europe B.V., a 50% ownership interest in Electronic Commodity Exchange Asia Pte., Ltd., a 40% ownership interest in PaintandCoatings.com Inc. and a 50% ownership interest in e-Catalysts, Inc.

(7) MICROSOFT RELATIONSHIP

     In March 2000, we entered into a definitive agreement with Microsoft with respect to a commercial relationship. The commercial relationship with Microsoft has a three-year term during which Microsoft has committed to purchase and then distribute to third-party businesses at least 80,000 of our storefronts and e-commerce centers. We will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft has committed to pay us a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from us to Microsoft's business customers for a 12-month subscription period. For each customer, we will build the storefront or e-commerce center on one of our vertical trade communities. We will pay Microsoft an aggregate of $60.0 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral Website and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed upon goals, we will pay additional amounts for advertising and promotional placements not to exceed $15.0 million in the aggregate.

     Microsoft has committed to pay us an aggregate of $60.0 million during the term of the agreement for advertising and promotional placements in our vertical trade communities. We have committed to pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

     We will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate our vertical trade communities when appropriate and feasible. We have committed to pay Microsoft

                               VERTICALNET, INC.

an aggregate of $56.5 million over the term towards the licensing of Microsoft products and provision of Microsoft services.

     In April 2000, Microsoft invested $100.0 million in VerticalNet. Through the nine months ended September 30, 2000, we received $50.7 million from Microsoft, of which approximately $18.0 million was recognized as advertising and e-enablement revenue and approximately $32.7 million remains in deferred revenue on the consolidated balance sheets. Additionally, during the nine months ended September 30, 2000, we paid $21.5 million to Microsoft, of which approximately $7.5 million was expensed for advertising, licensing and support services, and approximately $14.0 million is recorded as a prepaid expense for future advertising, licensing of Microsoft products and the use of Microsoft services.

(8) LINE OF CREDIT AND SECURITIZATION FACILITY

  Line of Credit

     In February 2000, NECX entered into a $33.0 million revolving line of credit, which was amended in March 2000 to increase the line amount to $50.0 million. In conjunction with the completion of a securitization facility in September 2000, we repaid our outstanding line of credit borrowing and terminated the agreement.

  Securitization Facility

     In September 2000, NECX entered into a five year $75.0 million agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS"). The SPS has sold and, subject to certain conditions, may from time to time sell, an undivided ownership interest in the pool of receivables to a financial institution (the "Conduit"). Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. NECX services, administers and collects the receivables on behalf of the SPS and the Conduit. Proceeds of approximately $75.0 million were received as of September 30, 2000 from the sale of receivables and the SPS has recorded a net loss on the sale of approximately $0.4 million from the related sale to the Conduit. The proceeds, which were used to repay the NECX line of credit and for working capital purposes, are reflected as operating cash flows in the accompanying consolidated statement of cash flows.

(9) COMMITMENTS AND CONTINGENCIES

     We have entered into noncancelable obligations with several content service providers, Internet search engines and strategic partners. Under these agreements, exclusive of the Microsoft agreement discussed in Note 7, our commitments as of September 30, 2000 are as follows:

                                                              (IN THOUSANDS)
2000........................................................      $2,092
2001........................................................       8,370
2002........................................................       4,133
2003........................................................         542

     We are a party to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

                               VERTICALNET, INC.

(10) PREFERRED STOCK, WARRANTS AND CONVERTIBLE DEBT

  Issuance of Series A 6.00% Convertible Redeemable Preferred Stock

     In April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock ("Series A Preferred Stock"), which are initially convertible into 1,151,080 shares of our common stock. On April 1, 2010, at the election of the holder of the Series A Preferred Stock, we shall be required to redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at our option, each share of Series A Preferred Stock will be subject to redemption at a calculated price using cash or our common stock if certain conditions are met. Because we can elect to redeem the preferred stock for common equity, it has been classified as an equity instrument in the consolidated financial statements. Microsoft is entitled to registration rights and has the right to nominate one member of our board of directors, which it has nominated. In addition, Microsoft received warrants entitling Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

     Based on an independent valuation of the Series A Preferred Stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.1 million were recorded, respectively. The fair value of the warrants was recorded as additional paid-in capital. The excess fair value over the actual cash received of approximately $7.6 million was recorded as a deferred cost in other assets and is being amortized to expense on a straight-line basis over the period of the commercial agreement, since this excess of the fair value of the Series A Preferred Stock and warrants over the $100.0 million received is in exchange for the use of certain Microsoft trademarks and service marks.

     Holders of the Series A Preferred Stock are entitled to cumulative preferred dividends accumulating at a rate of 6.00% of the liquidation preference ($1,000/share) per year, payable quarterly in arrears on each January 1, April 1, July 1, and October 1 of each year. As of September 30, 2000, cumulative dividends of approximately $3.0 million had been earned by the holder of the Series A Preferred Stock. Dividends may be paid in cash, additional Series A Preferred Stock or common stock. In August 2000, cumulative dividends of approximately $1.5 million were paid to Microsoft through the issuance of shares of Series A Preferred Stock.

     We may not declare or pay, or set aside funds to pay, any dividend or other distribution to the holders of our common stock or any other security ranking junior to the Series A Preferred Stock unless we have previously declared and paid, or set aside funds to pay, all dividends for preceding dividend periods to which the holders of the Series A Preferred Stock are entitled. In the event of a liquidation, the holders of the Series A Preferred Stock will receive a liquidation preference in the amount of $1,000 per share, plus any accumulated and unpaid dividends, before any distribution is made to common shareholders.

  Conversion of Convertible Subordinated Debentures

     In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures due 2004 were converted into 4,664,750 shares of common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the related debt holders. Approximately $2.9 million of deferred debt offering costs attributable to the portion of debt converted to equity were recorded as a reduction of additional paid-in capital.

(11) OTHER INCOME (EXPENSE)

     Other income (expense) for the nine months ended September 30, 2000 includes a $79.9 million net gain on the receipt and subsequent partial sale of Ariba shares received in exchange for our holdings in Tradex Technologies, Inc. and the $11.2 million inducement payment made in connection with the conversion of our 5 1/4% convertible subordinated debentures. Additionally, other income (expense) for the three and nine months ended September 30, 2000 includes a $1.0 million impairment charge for an other than temporary

                               VERTICALNET, INC.

decline in the fair value of a cost method investment and the loss on the sale of receivables under our securitization facility.

(12) SEGMENT INFORMATION

     In September 2000, we announced our plans to organize the business into three strategic units: VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges. Due to the early stage of VerticalNet Solutions' formation and our need to determine the allocation of resources between VerticalNet Markets and VerticalNet Solutions, management will continue to operate and measure the performance of VerticalNet Markets and VerticalNet Solutions as one unit for the remainder of 2000. Management expects to start evaluating VerticalNet Solutions as a separate segment in the first quarter of 2001.

     Based on management's current focus and resource allocation, we have classified our results in two segments: VerticalNet Markets and VerticalNet Exchanges. The VerticalNet Markets segment includes revenue generating activities associated with the vertical trade communities, including e-enablement, e-commerce, advertising and services. This segment also includes professional services. The VerticalNet Exchanges segment includes all revenue generating activities associated with NECX's market-making for the electronic components and hardware markets.

     The reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates the segments' performance primarily on net revenues generated and income (loss) before non-cash, other non-recurring items and preferred stock dividends. Non-cash and other non-recurring items reflected in the reconciling items column is composed primarily of amortization expense for the three and nine months ended September 30, 2000. Additionally, the nine months ended September 30, 2000 includes an in process research and development charge, a conversion inducement payment and a net gain on investment relating to the receipt and subsequent partial sale of Ariba shares of $10.0 million, $11.2 million and $79.9 million, respectively.

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                               -------------------------------------------------------
                                               VERTICALNET    VERTICALNET    RECONCILING
                                                 MARKETS       EXCHANGES        ITEMS         TOTAL
                                               -----------    -----------    -----------    ----------
                                                                   (IN THOUSANDS)
Exchange revenues, net.......................   $     --       $ 39,278             --      $   39,278
E-enablement, e-commerce, advertising and
  services revenues..........................     34,455             --             --          34,455
                                                --------       --------        -------      ----------
Combined revenues............................     34,455         39,278             --          73,733
Net income (loss)............................    (29,946)        12,217        (56,763)        (74,492)
Capital expenditures, including capitalized
  software costs.............................     11,077          6,754             --          17,831
Segment assets...............................    777,463        306,224             --       1,083,687

                               VERTICALNET, INC.

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                               -------------------------------------------------------
                                               VERTICALNET    VERTICALNET    RECONCILING
                                                 MARKETS       EXCHANGES        ITEMS         TOTAL
                                               -----------    -----------    -----------    ----------
                                                                   (IN THOUSANDS)
Exchange revenues, net.......................         --         82,979             --          82,979
E-enablement, e-commerce, advertising and
  services revenues..........................     71,763             --             --          71,763
                                                --------       --------        -------      ----------
Combined revenues............................     71,763         82,979             --         154,742
Net income (loss)............................    (69,077)        20,348        (69,369)       (118,098)
Capital expenditures, including capitalized
  software costs.............................     24,712         14,467             --          39,179
Segment assets...............................     77,463        306,224             --       1,083,687

     Prior to the acquisition of NECX, our operations were conducted solely in the VerticalNet Markets segment. Accordingly, no segment information has been presented for the three and nine months ended September 30, 1999.

(13) APPOINTMENT OF CHIEF EXECUTIVE OFFICER

     On July 27, 2000, Joseph Galli, Jr. joined VerticalNet as president, chief executive officer and a member of the board of directors. Mr. Galli succeeded Mark L. Walsh, who was appointed chairman of VerticalNet. We granted 3.0 million stock options to Mr. Galli at an exercise price equal to $7.00 below the closing per share price on the date of grant. This grant resulted in $21.0 million of deferred compensation expense, which we are recognizing over the vesting period of the options. Mr. Galli's options will vest over a four-year period, with 28% of the options becoming exercisable on July 28, 2001, and 2% of the options becoming exercisable each month thereafter, subject to his continued employment with VerticalNet.

     On July 27, 2000, we advanced $4.0 million to Mr. Galli upon the commencement of his employment with VerticalNet in the form of a non-interest bearing interest loan until September 1, 2000, at which time the note was cancelled. On September 1, 2000, we loaned him approximately $1.4 million under a note bearing interest at 6.5% per annum with a term expiring on November 10, 2000, on which date he repaid in full all principal and accrued interest on the note.

(14) SUBSEQUENT EVENTS

  Agreement with Sumitomo

     On October 31, 2000, VerticalNet and Sumitomo Corporation entered into a definitive agreement under which Sumitomo will make a $30.0 million equity investment in VerticalNet through the purchase of shares of our common stock, subject to the receipt of requisite regulatory approvals and the fulfillment of customary closing conditions. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

     As part of our agreement with Sumitomo, the parties agreed to cooperate with each other to explore the possible creation of additional Japanese or Asian exchange joint ventures. In addition, Sumitomo may in the future participate as an equity partner in other international operations of VerticalNet, and may license or distribute technology, products and services of VerticalNet Solutions and VerticalNet Markets. However, the parties have not reached, and may never enter into, any definitive agreement concerning any additional commercial relationship between them.

                               VERTICALNET, INC.

  Proposed Acquisition of SierraCities.com Inc.

     On November 6, 2000, we entered into an agreement to acquire SierraCities.com Inc. for $7.00 per SierraCities share, or an aggregate of $133.0 million, payable in our common stock, subject to a collar provision. The transaction will take the form of an exchange offer, followed by a merger in which our common stock will be issued at the same exchange ratio paid in the exchange offer. The transaction is subject to the tender of two-thirds of the outstanding SierraCities shares and other customary conditions. The parties have agreed to commence the exchange offer no later than November 17, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical or current fact may be deemed forward-looking statements. Words such as "may," "will," "would," "should," "could," "estimates," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of technology in our three strategic business units; the integration of our traditional off-line exchange business with an on-line exchange; the growth of the Internet and business-to-business advertising, e-commerce and software licensing and related professional and business operations services; the strategies underlying our business objectives; the completion of pending transactions; our anticipated performance of our obligations or the anticipated performance of the obligations of those parties with which we have contractual relationships; our sales and marketing strategies and efforts; the development of our various revenue sources, including on-line revenues and revenues from software licensing and related services; the value of our equity interests in other companies; our liquidity and capital resources; and the impact of our acquisitions and strategic relationships on our business, financial condition and operating results. Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, competition in the market for business-to-business e-commerce market in general and in our specific target markets; changes in prevailing interest rates and the availability and terms of equity and debt financing to fund the growth of our business; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; changes in preferences and tastes of users, buyers and suppliers; demographic changes; changes in, or failures to comply with, federal, state, local or foreign laws and regulations; the evolution of our business strategy and revenue model; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled, "Factors Affecting Our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

     The following discussion of our financial condition and results of operations should also be read in conjunction with the financial statements and related notes included elsewhere in this report.

OVERVIEW

  Business Description

     In September 2000, we announced the organization of our business into three strategic business units: VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges.

     VerticalNet Markets includes 57 industry-specific digital marketplaces designed as online vertical trading communities and provides hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses. These vertical trade communities act as industry-specific comprehensive sources of information, interaction and electronic commerce; they offer product information, industry news, requests for proposals, directories, classifieds, job listings, discussion forums, a variety of electronic commerce opportunities for buyers and sellers, and other services, such as on-line professional education courses and virtual trade shows. Each vertical trade community is individually branded, focuses on a single business sector and caters to individuals with similar professional interests. The vertical trade communities are designed to attract technical and purchasing professionals with specialized product requirements and purchasing authority or influence.

     VerticalNet Solutions integrates the technologies of VerticalNet Markets with recent technology acquisitions of Tradeum and Isadra. VerticalNet Solutions builds digital marketplaces for industry alliances, independent Net market makers and global 2000 enterprises. VerticalNet Solutions offers the VerticalNet(TM) eMarketplace Suite which is a comprehensive and innovative open platform solution that includes community, content and market design tools, multiple market mechanisms and transaction types, multi-party system interaction and a broad range of buy-and sell-side services. This eMarketplace Suite is an end-to-end solution that supports auctions, catalogs, exchanges, RFPs, RFQs and structured negotiations. VerticalNet Solutions also offers customers a complete set of professional service offerings, including front-end design, implementation, and integration services and back-end market hosting. Due to the early stage of VerticalNet Solutions formation and our need to determine the allocation of resources between VerticalNet Markets and VerticalNet Solutions, management will continue to operate and measure the performance of VerticalNet Markets and VerticalNet Solutions as one unit for the remainder of 2000. Management expects to start evaluating VerticalNet Solutions as a separate unit in the first quarter of 2001.

     VerticalNet Exchanges focuses on trading electronic components and hardware in open and spot markets. NECX acts as a third party intermediary, purchasing electronic components and hardware from various vendors for resale to foreign and domestic companies. The exchange operates quickly and anonymously to match buyers' and suppliers' needs, providing a solution to inventory imbalances that result from over-capacity or shortages within existing contractual relationships. NECX has overseas sales operations in Sweden, Ireland, Japan and Korea that serve European and Asian exchange customers.

     We currently generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and exchange transactions. We anticipate generating revenue from software licensing and related professional services, as well as hosting, maintenance and other business operations services, as we continue to develop and market our VerticalNet Solutions business. As of September 30, 2000, we had not recognized any revenue from software licensing. However, as of September 30, 2000, we had recognized an insignificant amount of revenue from professional services, which are included in our advertising and services revenue.

     E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as earned. E-commerce fees are generated through auctions, education services, bookstores and e-commerce centers. We sell books, software, videos, on-line classes and other goods offered by third parties. Additionally, we offer auction sites with direct and indirect goods posted by inventory liquidators. E-commerce fees, whether in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized when earned. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

     Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we create co-branded sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized as earned over the term of the contract.

     Exchange revenues from NECX operations are generated from the traditional off-line and on-line sale of electronic components and hardware. For the three months ended September 30, 2000, on-line exchange transactions accounted for approximately $2.4 million of the total net exchange revenue. We expect on-line exchange transactions to increase as NECX continues to bring its traditional off-line exchange operations on-line and as the on-line business acquired in the AICE transaction (see footnote 2), continues to grow as part of the affiliated NECX business. Exchange revenues are recognized when products are shipped to customers. We reflect gross revenues and related product costs of exchange transactions in our consolidated financial statements because NECX takes title to the products exchanged and assumes the risk of loss in such transactions. Additionally, NECX is exposed to both inventory and credit risk related to the execution of the transactions. We believe that the amount of net revenue resulting from exchange transactions is an important performance measure for the exchange business and have presented this amount as a subtotal in the consolidated statements of operations.

     For the three and nine months ended September 30, 2000, a substantial portion of our total revenues were derived from the exchange business, as compared to periods prior to our acquisitions of NECX, RW Electronics and AICE, in which the majority of our revenues were derived from advertising. Although we expect that the exchange business will continue to represent a substantial portion of total revenues, e-enablement and e-commerce revenues are expected to increase as we continue to distribute storefronts and e-commerce centers under our commercial agreement with Microsoft and market new e-commerce enablement products to our VerticalNet Markets customers.

     In connection with the anticipated revenues from software licensing and implementation services, we have adopted SOP 97-2, Software Revenue Recognition, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues and costs are recognized based on the labor hours incurred to date compared to total estimated labor hours over the term of the contract.

     At September 30, 2000, we had an accumulated deficit of $190.9 million. The table below illustrates the loss attributable to common shareholders during the periods set forth:

                                                                NET LOSS
PERIOD                                                        (IN MILLIONS)
------                                                        -------------
Three months ended September 30, 2000.......................     $ 76.0
Nine months ended September 30, 2000........................      121.1
Year ended December 31, 1999................................       53.5
Year ended December 31, 1998................................       13.6
Year ended December 31, 1997................................        4.8

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

  Recent Acquisition

     On July 13, 2000, NECX, a wholly-owned subsidiary of VerticalNet, acquired substantially all of the assets and assumed certain of the liabilities of F&G Capital, Inc. d/b/a American IC Exchange ("AICE") for shares of our common stock. We agreed to pay additional consideration (payable in shares of our common stock) upon the achievement of negotiated financial and operating targets. The acquisition was accounted for as a purchase and the excess of purchase price over the fair value of the tangible net assets acquired was allocated to identifiable intangible assets and goodwill. AICE was a privately held market maker for the electronic component and hardware markets, focusing primarily on memory and memory module products. The results of operations from AICE are not material to our consolidated financial position or results of operations (see Note 2).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Revenues. Combined revenues were $154.7 million for the nine months ended September 30, 2000 and $10.7 million for the nine months ended September 30, 1999. The increase in revenues resulted primarily from:

     - strong revenues from NECX's exchange operations, including the additional revenues that resulted from our acquisitions of RW Electronics and AICE in 2000;

     - the Microsoft commercial agreement, which was primarily responsible for the increase in the number of storefronts on our vertical trade communities from approximately 2,676 as of September 30, 1999 to approximately 13,472 as of September 30, 2000; and

     - additional revenues generated by our horizontal business services such as asset remarketing, training and education and career services.

     Our exchange business generated $83.0 million of net exchange revenues or 53.6% of our combined revenues, for the nine months ended September 30, 2000. At September 30, 2000, we had deferred revenues of $57.2 million, associated primarily with e-enablement and advertising revenue. For the nine months ended September 30, 1999, advertising revenues had accounted for the majority of our revenues.

     Editorial and Operational Expenses. Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, product costs (including costs of professional services provided to customers), depreciation, amortization of internally developed software and other related operating costs. Editorial and operational expenses were $28.8 million for the nine months ended September 30, 2000 and $5.4 million for the nine months ended September 30, 1999. Expenses increased by:

     - $9.3 million for salaries and benefits of operating and editorial personnel;

     - $8.4 million for direct product costs, including costs of professional services provided to our VerticalNet Markets and VerticalNet Solutions customers; and

     - $5.7 million for other related operating costs.

     Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our Microsoft arrangement, as well as maintaining the increasing number of features and functionalities that have been added to our vertical trade communities and horizontal business services. Direct product costs have increased due to our growth in the asset remarketing business in which, under certain circumstances, we take title to the goods being sold. We expect editorial and operational costs to continue to increase as we hire additional operational personnel to accommodate VerticalNet Markets' growth from the Microsoft relationship, the development of new e-commerce enabling products and features and the continuing growth of our horizontal business services. Additionally, we expect professional services costs to increase as we grow the VerticalNet Solutions business.

     Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $22.1 million for the nine months ended September 30, 2000 and $4.9 million for the nine months ended September 30, 1999. Expenses increased by:

     - $9.4 million for salaries and benefits;

     - $5.4 million for consulting expenses; and

     - $2.4 million for other expenditures.

     This increase in product development expenses resulted primarily from increased staffing and consulting costs to develop and enhance the features, content and services of our vertical trade communities, as well as developing VerticalNet eMarketplace Suite products that incorporate VerticalNet Markets' community building technology with the acquired technology of Tradeum and Isadra. We expect product development expenses to increase significantly in the future as continued investment in product development is critical to attaining our goals. During the nine months ended September 30, 2000, we capitalized approximately $10.8 million of certain internal software development and external consulting costs as required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We also capitalized certain consulting and internal development costs of approximately $4.3 million for software to be marketed externally as required by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $93.8 million for the nine months ended September 30, 2000 and $17.1 million for the nine months ended September 30, 1999. Expenses increased by:

     - $21.7 million for advertising, including barter expense;

     - $41.8 million for salaries, commissions and benefits; and

     - $13.2 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased sales commissions, especially in relation to our growth in exchange revenues, and increased expenses related to promoting the new businesses and services we have acquired or created. NECX, including RW Electronics and AICE, incurred approximately $38.9 million in sales and marketing expenses, primarily related to advertising of $6.4 million and to salaries and commissions of $28.9 million. We expect sales and marketing expenses will continue to grow significantly as we pursue an aggressive growth strategy, hire additional sales and marketing personnel, incur increased commission expenses as revenues continue to increase and focus on continued advertising and branding for our businesses.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business development personnel, as well as support services and professional service fees. General and administrative expenses were $61.6 million (including $1.5 million of deferred compensation expense) for the nine months ended September 30, 2000 and $6.4 million for the nine months ended September 30, 1999. Expenses increased by:

     - $30.3 million for salaries and benefits;

     - $8.4 million for professional fees;

     - $6.5 million for facility costs; and

     - $10.0 million for other general and administrative costs.

     These increases resulted primarily from increased staffing levels, higher facility costs, including supporting the facilities of newly acquired businesses, and professional fees to support the growth of our infrastructure. NECX, including RW Electronics and AICE, incurred approximately $24.6 million in general and administrative expenses, primarily related to salaries and benefits of $14.3 million. We expect to hire additional support personnel as we continue to expand our business units.

     Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions. Amortization periods for goodwill and other intangible assets range from 30 to 60 months and from 24 to 60 months, respectively. Amortization expense was $125.6 million (including $1.1 million of deferred warrant cost expense related to Microsoft) for the nine months ended September 30, 2000 and $2.7 million for the nine months ended September 30, 1999. The increase in amortization expense is attributable to the acquisitions we completed between September 30, 1999 and September 30, 2000. Amortization expense is expected to increase as we continue to acquire companies.

     In-Process Research and Development Expense. In March 2000, we incurred a one-time non-recurring in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

     Other Income and Expenses:  Other income (expenses) includes:

                                                              (IN MILLIONS)
Net gain on investments(1)..................................     $ 78.9
Conversion payment to debt holders(2).......................      (11.2)
Equity in earnings of affiliates............................        0.7
Loss on sale of trade receivables(3)........................       (0.4)
                                                                 ------
                                                                 $ 68.0
                                                                 ======

---------------
(1) During 1999, we entered into discussions with Tradex Technologies, Inc. regarding a possible licensing arrangement. Although we could not reach agreement on the terms of a licensing arrangement, we acquired $1.0 million of equity in Tradex in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. and, as a shareholder of Tradex, we received 566,306 shares of Ariba in exchange for our shares of Tradex. We recorded a gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss, resulting in a net investment gain of $79.9 million (see Note 11). Additionally, we recorded an impairment charge of $1.0 million for an other than temporary decline in the fair value of a cost method investment.

(2) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the debt holders (see Note 10).

(3) In September 2000, NECX entered into a $75.0 million trade receivables securitization facility. We recognized a $0.4 million loss on the sale of receivables (see Note 8).

     Interest Income, Net. Interest income, net of expense, includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest income was $1.0 million (net of $3.8 million of expense) for the nine months ended September 30, 2000 and $1.3 million (net of $0.3 million of expense) for the nine months ended September 30, 1999. Interest income increased as a result of the cash we received from the issuance of Series A Preferred Stock in April 2000. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period because of our outstanding convertible debt and NECX's line of credit borrowings.

     Preferred Stock Dividends. As of September 30, 2000, cumulative dividends of $3.0 million have been earned by the holder of our Series A Preferred Stock. In August 2000, dividends of $1.5 million were paid to Microsoft through the issuance of shares of Series A Preferred Stock. The remaining $1.5 million remains payable as of September 30, 2000. The dividends may be paid in cash, additional shares of Series A Preferred Stock or common stock, at our option (see Note 10).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Revenues. Combined revenues were $73.7 million for the three months ended September 30, 2000 and $5.2 million for the three months ended September 30, 1999. The increase in revenues resulted primarily from:

     - strong revenues from NECX's exchange operations, including the additional revenues that resulted from our acquisitions of RW Electronics and AICE in 2000;

     - the Microsoft commercial agreement, which was primarily responsible for the increase in the number of storefronts on our vertical trade communities from approximately 2,676 as of September 30, 1999 to approximately 13,472 as of September 30, 2000; and

     - additional revenues generated by our horizontal business services such as asset remarketing, training and education and career services.

     Our exchange business generated $39.3 million of net exchange revenues or 53.3% of our combined revenues, for the three months ended September 30, 2000. For the three months ended September 30, 1999, advertising revenues had accounted for the majority of our revenues.

     Editorial and Operational Expenses. Editorial and operational expenses were $15.8 million for the three months ended September 30, 2000 and $2.6 million for the three months ended September 30, 1999. Expenses increased by:

     - $3.4 million for salaries and benefits of operating and editorial personnel;

     - $6.9 million for direct product costs, including costs of professional services provided to our VerticalNet Markets and VerticalNet Solutions customers; and

     - $2.9 million for other related operating costs.

     Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our Microsoft arrangement, as well as maintaining the increasing number of features and functionalities that have been added to our vertical trade communities and horizontal business services. Direct product costs have increased due to our growth in the asset remarketing business in which, under certain circumstances, we take title to the goods being sold. We expect editorial and operational costs to continue to increase as we hire additional operational personnel to accommodate VerticalNet Markets' growth from the Microsoft relationship, the development of new e-commerce enabling products and features and the continuing growth of our horizontal business services. Additionally, we expect professional services costs to increase as we grow the VerticalNet Solutions business.

     Product Development Expenses. Product development expenses were $9.3 million for the three months ended September 30, 2000 and $2.2 million for the three months ended September 30, 1999. Expenses increased by:

     - $4.1 million for salaries and benefits;

     - $2.1 million for consulting expenses; and

     - $0.9 million for other expenditures.

     This increase in product development expenses resulted primarily from increased staffing and consulting costs to develop and enhance the features, content and services of our vertical trade communities as well as developing VerticalNet eMarketplace Suite products. We expect product development expenses to increase significantly in the future as continued investment in product development is critical to attaining our goals. During the three months ended September 30, 2000, we capitalized approximately $5.1 million of certain internal software development and external consulting costs as required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We also capitalized certain consulting and internal development costs of approximately $0.8 million for software to be marketed externally as required by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.

     Sales and Marketing Expenses. Sales and marketing expenses were $38.2 million for the three months ended September 30, 2000 and $7.9 million for the three months ended September 30, 1999. Expenses increased by:

     - $7.4 million for advertising, including barter expense;

     - $18.9 million for salaries, commissions and benefits; and

     - $4.0 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased sales commissions, especially in relation to our growth in exchange revenues, and increased expenses related to promoting the new businesses and services we have acquired or created. NECX, including RW Electronics and AICE, incurred approximately $17.3 million in sales and marketing expenses, primarily related to advertising of $1.9 million and salaries and other commissions of $13.9 million. We expect sales and marketing expenses will continue to grow significantly, as we pursue an aggressive growth strategy, hire additional sales and marketing personnel, incur increased commission expenses as revenues continue to increase and focus on continued advertising and branding for our businesses.

     General and Administrative Expenses. General and administrative expenses were $30.1 million (including $1.5 million of deferred compensation expense) for the three months ended September 30, 2000 and $3.1 million for the three months ended September 30, 1999. Expenses increased by:

     - $17.6 million for salaries and benefits;

     - $2.7 million for professional fees;

     - $3.1 million for facility costs; and

     - $3.6 million for other general and administrative costs.

     These increases resulted primarily from increased staffing levels, higher facility costs, including supporting facilities of newly acquired businesses, and professional fees to support the growth of our infrastructure. NECX, including RW Electronics and AICE, incurred approximately $10.6 million in general and administrative expenses, primarily related to salaries and benefits of $7.1 million. We expect to hire additional support personnel as we continue to expand our business units.

     Amortization Expense. Amortization of goodwill and identified intangible assets was $54.3 million (including $0.6 million of deferred warrant cost expense related to Microsoft) for the three months ended September 30, 2000 and $2.1 million for the three months ended September 30, 1999. The increase in amortization expense is attributable to the acquisitions we completed between September 30, 1999 and September 30, 2000. Amortization expense is expected to increase as we continue to acquire companies.

     Other Income and Expenses:  Other income (expenses) includes:

                                                              (IN MILLIONS)
Loss on investments(1)......................................      $(1.0)
Equity in earnings of affiliates............................        0.2
Loss on sale of trade receivables(2)........................       (0.4)
                                                                  -----
                                                                  $(1.2)
                                                                  =====

---------------
(1) During the three months ended September 30, 2000, we recorded an impairment charge of $1.0 million for the other than temporary decline in the fair value of a cost method investment.

(2) In September 2000, NECX entered into a $75.0 million trade receivables securitization facility. We recognized a $0.4 million loss on the sale of receivables.

     Interest Income, Net. Interest income, net of expense, was $0.6 million (net of $0.9 million of expense) for the three months ended September 30, 2000 and $0.5 million (net of $0.1 million of expense) for the three months ended September 30, 1999. Interest income increased as a result of the cash we received from the issuance of Series A Preferred Stock. Interest expense increased during the period because of our outstanding convertible debt and NECX's line of credit borrowings.

     Preferred Stock Dividends. During the three months ended September 30, 2000, cumulative dividends of $1.5 million were earned by, but remain unpaid to, the holder of our Series A Preferred Stock. The dividends may be paid in cash, additional shares of Series A Preferred Stock or common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, our primary source of liquidity consisted of cash and highly liquid, high-quality debt instruments acquired primarily with the proceeds of our issuance of the Series A Preferred Stock and warrants to Microsoft for $99.9 million (net of issuance costs) in April 2000 (see Note 10) and our $75.0 million accounts receivables securitization facility (see Note 8). Our intent is to make the majority of such funds readily available for operating purposes. At September 30, 2000, we had cash and cash equivalents, short-term investments and long-term investments totaling approximately $144.7 million, compared to $75.3 million at December 31, 1999.

     Net cash provided by operating activities was $22.6 million for the nine months ended September 30, 2000. Net cash provided by operating activities consisted primarily of net operating losses, increases in inventory and prepaid expenses and a decrease in accounts payable, offset by increases in deferred revenues and accrued expenses and a decrease in accounts receivable. The large increase in deferred revenues is related primarily to our commercial agreement with Microsoft and the decrease in accounts receivable is primarily a result of the sale of trade receivables under our securitization facility.

     Net cash used in investing activities was $79.4 million for the nine months ended September 30, 2000. Cash from investing activities include the sale and maturities of available-for-sale securities for $21.1 million (net of purchases of such securities). Cash used in investing activities included capital expenditures and capitalized software costs of $39.2 million, investments made in companies being accounted for under the equity or cost method of $20.8 million, restricted cash for stand by letters of credit of $9.6 million, and acquisitions of $30.9 million, net of cash acquired.

     Net cash provided by financing activities was $130.1 million for the nine months ended September 30, 2000. Net cash provided by financing activities consist of net proceeds from the issuance of the Series A Preferred Stock of $99.9 million, proceeds from the forward sale of our Ariba investment of $47.4 million (see Note 4) and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $27.7 million. Cash used in financing activities include payments made for capital leases of $1.6 million and other debt repayments of $43.4 million including repayments made in connection with the RW Electronics and AICE acquisitions.

     Capital expenditures, including capital leases and capitalized software costs, were $39.9 million for the nine months ended September 30, 2000. These expenditures consisted primarily of the purchase of office furniture, computer hardware, communications equipment and costs capitalized in connection with the internal development of software. We expect our capital expenditures to increase as our growth continues. We have generally funded our capital expenditures through internally generated funds and the use of capital leases and expect to continue to do so in the foreseeable future.

     In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On April 7, 2000, the SEC declared effective a registration statement covering the convertible subordinated debentures and the shares of our common stock underlying the debentures. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date though September 26, 2002. In April 2000, certain holders of the debentures converted approximately $93.3 million of the debentures into 4,664,750 shares of our common stock. We made a conversion inducement payment of $11.2 million to the holders. We recorded as a reduction of additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of the debt converted to equity (see Note 10).

     In February 2000, NECX entered into a $33.0 million revolving line of credit. In March 2000, the line of credit was amended to increase the maximum amount that could be borrowed from $33.0 million to $50.0 million. In conjunction with the completion of a $75.0 million trade receivable securitization facility in September 2000, we repaid our outstanding line of credit borrowing and terminated the agreement.

     In March 2000, we entered into an agreement with Microsoft with respect to a strategic relationship (see Note 7). As part of the strategic relationship, in April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A Preferred Stock, which are initially convertible into 1,151,080 shares of our common stock. On April 1, 2010, at the election of the holder of the Series A Preferred Stock, we must redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at our option, each share of Series A Preferred Stock will be subject to redemption at a calculated price using cash or our common stock if certain conditions are met. Because we can elect to redeem the preferred stock for common equity, the preferred stock has been classified as an equity instrument in the consolidated financial statements. In addition, Microsoft received warrants entitling it to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

     In connection with the formation of our Japanese joint venture, VerticalNet Japan, in July 2000, we made an initial contribution of approximately $1.5 million. Additionally, we have a maximum aggregate obligation to contribute 1.2 billion Yen (approximately $11.1 million as of November 1, 2000) to the joint venture over the next two years.

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba (see Note 4). Under these contracts, we pledged our shares of Ariba's common stock to the counterparty for a three year period in return for approximately $47.4 million of cash. At the conclusion of the three year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock subject to our option to deliver the cash value of such shares.

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Our risk of loss in the event of nonperformance by the counterparty under the forward sales contract is not considered to be significant. Although the forward sales contract exposes us to market risk, fluctuations in the fair value of this contract are mitigated by expected offsetting fluctuations in the value of the pledged securities.

     In September 2000, NECX entered into a five year $75.0 million agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a wholly owned bankruptcy-remote special purpose subsidiary (the "SPS") (see Note 8). The SPS has sold and, subject to certain conditions, may from time to time sell an undivided ownership interest in the pool of receivables to a financial institution. Proceeds of approximately $75.0 million were received as of September 30, 2000 from the sale of receivables. The proceeds were used for working capital purposes and the repayment of our line of credit.

     On October 31, 2000, VerticalNet and Sumitomo Corporation entered into a definitive agreement under which Sumitomo will make a $30.0 million equity investment in VerticalNet through the purchase of shares of our common stock, subject to the receipt of requisite regulatory approvals and the fulfillment of customary closing conditions. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

     On November 6, 2000, we entered into an agreement to acquire SierraCities.com Inc. for $7.00 per SierraCities share, or an aggregate of $133.0 million, payable in our common stock, subject to a collar provision. The transaction will take the form of an exchange offer, followed by a merger in which our common stock will be issued at the same exchange ratio paid in the exchange offer. The transaction is subject to the tender of two-thirds of the outstanding SierraCities shares and other customary conditions. The parties have agreed to commence the exchange offer no later than November 17, 2000.

     As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. We expect that NECX and Tradeum, as well as other acquisitions, will have a negative impact on our liquidity and cash flow in the near term as we integrate their businesses with ours and invest in the technology necessary to allow the businesses to operate in an on-line environment. We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining such financing either on acceptable terms or at all.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

OUR LIMITED OPERATING HISTORY AND EVOLVING REVENUE MODEL MAKE IT DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS AND EVALUATE OUR FUTURE PROSPECTS.

     We launched our first vertical trade community in October 1995 and have a relatively limited operating history. Our limited operating history, together with our evolving revenue model and the rapidly changing e-commerce market, makes predicting our future operating results and evaluating our future prospects very difficult. Currently, a significant percentage of our overall revenues are generated from our exchange operations, while our Internet-based revenues are generated primarily from the sale of advertising on our vertical trade communities. In the foreseeable future, we expect to continue generating a significant percentage of our overall revenues from our exchange operations, while diversifying our revenue stream by generating additional revenue from e-commerce and software licensing and related services. We may not be able to sustain our current revenues or generate additional revenues from multiple sources. If we do not sustain our current revenues or generate additional revenues from multiple sources, our business, financial condition and operating results will suffer.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

     As of September 30, 2000, our accumulated deficit was $190.9 million. For the nine months ended September 30, 2000, we sustained a $121.1 million net loss, after accounting for a preferred stock dividend accrual. We expect to incur operating losses for the foreseeable future. We may never generate operating profit or, if we do become profitable from operations, we may be unable to sustain that profitability.

WE MAY NOT DEVELOP SIGNIFICANT REVENUES FROM E-COMMERCE, SOFTWARE LICENSING AND RELATED SERVICES, WHICH COULD ADVERSELY AFFECT OUR FUTURE GROWTH.

     For the nine months ended September 30, 2000, approximately 10.0% of our revenues, including approximately $3.0 million of on-line net exchange revenues, were generated from e-commerce. Additionally, we are beginning to implement our strategy regarding software licensing and related services. If we do not generate increased revenues from e-commerce or significant revenues from software licensing and related services, our business, financial condition and operating results could be impaired. To generate significant e-commerce, licensing and service revenues, we must continue to build and acquire significant e-commerce capabilities and enhance our existing vertical trade community technology. However, our internal efforts, as well as acquisitions we have made or will make, to enhance our e-commerce capabilities and our technologies may not provide the results we expect.

IF WE CANNOT REDUCE OR CONTAIN OUR EXPENSES, OUR OPERATING RESULTS WILL SUFFER.

     Our limited operating history and our evolving revenue model make it difficult to predict our future operating expenses. If we cannot reduce or contain our expenses, our operating results will suffer. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. In addition, we plan to increase our operating expenses significantly to:

     - launch additional vertical trade communities;

     - increase our sales and marketing operations;

     - enter into additional strategic relationships and assist us in fulfilling our obligations in our existing strategic relationships;

     - enhance our technologies;

     - develop and deploy our e-commerce and software licensing initiatives;

     - design and integrate a scalable on-line exchange for NECX;

     - enter into additional sponsorship agreements; and

     - broaden our customer support capabilities.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Our quarterly operating results could vary significantly. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied on as indicators of future performance. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock will fall.

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

     - management of our growth;

     - the seasonality of our revenues and user traffic; and

     - our dependence on content providers.

Any quarterly fluctuations in our exchange revenues may disproportionately affect our operating results because our exchange revenues constitute a substantial percentage of our overall revenues.

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheets at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. Similarly, our quarterly results may also fluctuate if we determine that a decline in the fair value of one of our equity positions is other than temporary, which would require us to write-down or write-off the carrying value of those securities. During the three months ended September 30, 2000, we recorded a $1.0 million impairment charge for an other than temporary decline in the fair value of one of our cost method investments.

THE ELECTRONICS INDUSTRY HAS HISTORICALLY EXPERIENCED SHORTAGES AND IMBALANCES, CYCLES, DOWNTURNS AND OTHER FLUCTUATIONS IN DEMAND THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     The growth of our electronics exchange business is materially dependent on shortages and imbalances in the markets for electronic components and hardware. If these shortages and imbalances are reduced or eliminated, the growth of our electronics exchange business will decline, which would have a material adverse effect on our business, financial condition and results of operations given the significance of our exchange revenues to our overall revenues. For example, the recent significant growth in our electronics exchange business can be attributed, in part, to shortages and imbalances in the markets for capacitors (ceramic and tantulum), flash memory and, more recently, storage devices and hard drives. However, the shortages in the capacitor and flash memory markets are over, and other shortages are not expected to continue indefinitely. Management cannot predict, with any reasonable level of certainty, the duration of the existing shortages or the magnitude of existing imbalances. To the extent these shortages and imbalances shrink or disappear and are not replaced by sustained shortages and imbalances in the markets for other electronic components or hardware, the growth of our electronics exchange revenues will decrease from recent levels and our overall financial performance will suffer.

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

IF OUR STRATEGIC RELATIONSHIP WITH MICROSOFT DOES NOT PROVIDE THE BENEFITS WE EXPECT, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     If we are ultimately unable, for any reason, to realize the benefits we expect from our strategic relationship with Microsoft, our business, financial condition and results of operations will be materially and adversely affected. We believe this strategic relationship is critical to our success because it offers the possibility of additional users of our vertical trade communities, further acceptance and validation of our business strategy and model and additional opportunities to generate e-enablement, e-commerce, advertising and services revenues. However, we may never generate any significant additional revenues or realize any of the other benefits expected from this relationship. For example, if a significant percentage of businesses fail to renew the storefronts that were purchased on their behalf by Microsoft, our financial condition and operating results will be adversely affected.

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

WE MAY ULTIMATELY BE UNABLE TO COMPETE IN THE MARKETS FOR THE PRODUCTS AND SERVICES WE OFFER.

     The market for business-to-business e-commerce products and services is intensely competitive. Increased competition may result in reduced margins and loss of market share, either of which would seriously harm our business. We expect the intensity of competition in our target markets to increase as the amount of e-commerce transacted over the Internet grows, current competitors expand their product and service offerings and new competitors enter the market.

     We are facing increased competition in each of our strategic business units.

     - VerticalNet Markets. Several companies offer competitive vertical trade communities. We expect that additional companies will offer competing vertical trade communities on a standalone or portfolio basis because competitors can launch new Web sites at a relatively low cost. We also compete for a share of a customer's advertising budget with on-line services and traditional off-line media, such as print publications and trade associations.

     - VerticalNet Exchanges. The market for electronic components and hardware is also intensely competitive. Our competitors in the electronic components and hardware industry, which vary in size and in the scope of the services and features offered, include: component manufacturers; franchised and independent distributors; other market makers; electronic components brokers; on-line catalog aggregators; on-line excess surplus auction companies; enterprise software companies; e-procurement providers; and vertical content providers.

     - VerticalNet Solutions. As we implement our strategy regarding licensing e-commerce and vertical trade community software and providing related professional and business operations services, we are facing competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers.

     Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop products or services that are superior to, or have greater market acceptance than, ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

WE MAY NOT REALIZE ANY RETURN ON, AND MAY EVEN SUFFER A COMPLETE LOSS OF, OUR EQUITY INTERESTS IN OUR STRATEGIC PARTNERS.

     We are increasingly asked to acquire equity interests in the companies with whom we form strategic relationships. We may never realize any return on these interests, which generally range from $500,000 to $3.0 million in any given instance. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business and financial condition. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to these equity interests (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of strategic relationships, rather than reinvesting those funds directly in our own business, may ultimately cause our business to suffer.

ACQUISITIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

     We have grown, and plan to continue to grow, our business through acquisitions. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted. We may not be able to identify additional suitable businesses that are available for sale at reasonable prices or on reasonable terms. Even if we are able to identify appropriate acquisition candidates, we may not be able to negotiate the terms of any acquisition successfully, finance the acquisition or integrate the acquired business, including its products, services, technologies or personnel, into our existing business operations. For example, we may be unsuccessful in utilizing Tradeum's technology to build the on-line exchange platform for NECX.

     Our acquisition strategy is also subject to numerous other risks including, without limitation, the following:

     - acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures;

     - we may acquire companies in markets in which we have little experience;

     - we may not be able to retain key employees from acquired companies, and may face competition from employees that leave before or after an acquisition is complete;

     - we may be required to incur debt or may issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions;

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

IF WE COMPLETE OUR PROPOSED ACQUISITION OF SIERRACITIES, WE MIGHT HAVE DIFFICULTIES INTEGRATING SIERRACITIES' BUSINESS INTO OUR EXISTING OPERATIONS, AS WELL AS FACE NEW RISKS THAT WE HAVE NOT PREVIOUSLY FACED.

     On November 6, 2000, we entered into an agreement to acquire SierraCities.com Inc. The completion of this combination is subject to the tender of two-thirds of the outstanding SierraCities shares and other customary conditions. If we complete the proposed combination, we must integrate the businesses of two companies that have previously operated independently. We might not be able to integrate SierraCities' business, including its products, services, technologies and personnel, into our existing operations without encountering difficulties. The diversion of management's attention to the integration effort and any difficulties encountered in combining operations could adversely affect the companies' respective businesses following the completion of the merger.

     Following the closing of the proposed transaction, we intend to restructure SierraCities' current funding strategy. Under its current strategy, SierraCities funds loans and leases with equity, then moves them into a warehouse facility provided by one of its credit sources and, from time to time, effects a securitization of these assets. We intend to establish flow arrangements with selected financial institution partners under which loans and leases will be originated by SierraCities and immediately sold for a fee to flow partners. If we cannot establish flow arrangements with a sufficient number of financial institution partners on a timely basis or at all, we will not be successful in restructuring this strategy and, thus, we will not be able to minimize the size of the balance sheet associated with the SierraCities business and to reduce our exposure to credit risk. Additionally, we could face additional risks inherent in SierraCities' business that were previously irrelevant to our business, such as:

     - We might be dependent on securitized warehouse facilities and the public securitization market to finance and refinance leases and loans. If, for any reason, we could not access these financing sources for that purpose, or if the terms and condition of any future facility or securitization differ from SierraCities' previous facilities or securitizations, our business, financial condition and results of operations following the closing could suffer.

     - To the extent we might need additional capital in the future to fund our operations, the amount of additional funds we might otherwise require could be significantly increased due to the capital requirements of SierraCities' business.

     - Increases in interest rates could reduce our operating margins, which would adversely affect our results of operations, as well as cause us to raise the rates we would charge our customers, which could reduce the demand for the products and services we provide.

     - Borrower and lessee defaults might impair our liquidity under SierraCities existing financing and securitization arrangements, as well as our ability to obtain financing and effect public securitizations as might be necessary in the future.

Ultimately, SierraCities' business is a business in which we have little experience. Our inexperience in managing a business like SierraCities' might cause us never to realize any of the intended benefits of the transaction.

WE MAY NOT BE ABLE TO INTEGRATE OUR OFF-LINE EXCHANGES INTO AN ON-LINE BUSINESS, WHICH WOULD LIMIT OUR ABILITY TO GENERATE HIGHER REVENUES.

     Our acquisition of NECX and other exchanges have resulted in significant revenues for us. However, our ability to sustain our current revenues or possibly generate substantially higher revenues is not only dependent on market conditions in the electronic components and hardware industry, but also on our ability to integrate our off-line exchange business with an on-line business. For the nine months ended September 30, 2000, NECX generated net revenues of approximately $83.0 million, $3.0 million of which were attributable to its on-line market-making business. By comparison, VerticalNet generated net revenues of approximately $71.8 million for the nine months ended September 30, 2000, most of which were derived from e-enablement, e-commerce, advertising and services.

     We have retained third parties to assist us in designing and building a new on-line exchange for NECX. We expect this project to be expensive and time-consuming. This project might not be completed at the cost and on the timeline that we currently contemplate. If we cannot integrate NECX's traditional off-line business effectively into our on-line business, whether due to time, monetary or other limitations, the potential to sustain current revenue and generate additional revenues through our exchange business may never be realized, which could adversely affect our business, financial condition and operating results.

OUR PROPOSED ON-LINE EXCHANGE MAY NOT BE SUCCESSFUL IF IT IS NOT ADOPTED BY A SIGNIFICANT NUMBER OF BUYERS AND SUPPLIERS.

     Even if we are successful in developing an on-line exchange, it will not be widely accepted if we do not successfully transition a portion of those buyers and suppliers who use NECX's off-line business to an on-line exchange and attract a significant number of additional buyers and suppliers to the on-line exchange. Non-acceptance of our on-line exchange would limit the growth of our e-commerce revenues and could adversely affect our business, financial condition and operating results. Whether we can retain and attract buyers and suppliers to an on-line exchange will depend in large part on our ability to design, develop and implement a secure, user-friendly application with features and functionality that buyers and suppliers find attractive in an e-commerce solution and that provides substantial value to its users over traditional procurement methods. Buyers and suppliers may continue purchasing and selling products through traditional procurement methods, rather than adopting an Internet-based solution. Buyers and suppliers also may not use our on-line exchange if it is not perceived as a neutral marketplace that treats all participants equally.

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

     - changes in industry pricing practices for advertising; and

     - the expansion of our sales and marketing force.

Other factors could also adversely affect our advertising revenues. For example, widespread use of "filter" software programs that limit access to storefront advertising from the Internet user's browser could reduce advertising on the Internet. Additionally, no standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, existing advertisers may not continue their current levels of Internet advertising, and advertisers who are not currently advertising on the Internet may be reluctant to do so. These factors, as well as any other events or circumstances that would cause a decline in the amount of advertising on the Internet, would impair our business, financial condition and operating results.

     For some of our advertising customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the nine months ended September 30, 2000, approximately $6.6 million, or 4.3%, of our reported revenue was generated by barter advertising arrangements.

OUR INTERNET CONTENT MAY NOT ATTRACT A SIGNIFICANT NUMBER OF USERS WITH DEMOGRAPHIC CHARACTERISTICS VALUABLE TO ADVERTISERS.

     Our future success depends in part upon our ability to deliver compelling Internet content that will attract a significant number of users with demographic characteristics valuable to our advertising customers. Our inability to develop Internet content that attracts a loyal user base with demographic characteristics attractive to advertisers could impair our business, financial condition and operating results. We face the challenge of developing content that is attractive to users in an environment characterized by rapidly changing user preferences, as well as the ease with which users can freely navigate and instantly switch among a large number of Web sites, many of which offer content that may be more attractive than ours. If we cannot consistently anticipate or respond quickly to changes in user preferences or distinguish our content from that offered on other Web sites, we may never attract a significant number of users with demographic characteristics that advertisers are seeking.

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

IF WE DO NOT DEVELOP THE "VERTICALNET" BRAND AND THE BRANDS ASSOCIATED WITH OUR DIVISIONS AND BUSINESS UNITS, OUR ADVERTISING REVENUES COULD DECREASE.

     To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand, as well as the brands associated with our divisions and business units. If our brand awareness is weakened, it could decrease the attractiveness of our audiences to advertisers and reduce our relevant market share, which could result in decreased revenues. We believe that brand recognition will become increasingly important in the future with the growing number of Internet sites and e-commerce solution providers. If customers do not begin to associate secondary meaning with our brands, then our ability to gain market share will be diminished, which could impair our business, financial condition and operating results.

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

IF OUR SUPPLIERS DO NOT PROVIDE PROFESSIONAL, SAFE AND TIMELY DELIVERY OF PRODUCTS TO OUR CUSTOMERS, OUR BUSINESS WILL BE HARMED.

     We rely on our suppliers to deliver products to our customers in a professional, safe and timely manner. If our suppliers do not deliver products to our customers in this manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our vertical trade communities, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.

MANAGING OUR RAPID GROWTH EFFECTIVELY IS DIFFICULT.

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

OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     A substantial portion of our current business is based upon international sales, which we believe will increase in the future. In addition, we purchase a substantial amount of electronic components and hardware from entities based in foreign countries. We are subject to a number of risks and uncertainties associated with these international business activities. These risks and uncertainties generally include:

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

OUR INTERNATIONAL EXPANSION MAY MAKE IT MORE DIFFICULT TO MANAGE OUR BUSINESS.

     In June 2000, we completed the formation of VerticalNet Europe, our joint venture with British Telecommunications, plc and Internet Capital Group, while in July 2000, we completed the formation of VerticalNet Japan, our joint venture with Softbank Commerce Corp. We expect to further expand in international markets. However, this expansion strategy may fail if we cannot create or sustain international demand for our evolving business model and the products and services we offer. Moreover, even if we are able to identify appropriate international joint venture partners, we may not be able to negotiate the terms of any venture successfully, finance the venture or integrate our partners' business, products or technology into our existing business operations, or we may become dependent on our joint venture partners.

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

RISK OF FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS INCREASES WITHOUT BACK-UP FACILITIES.

     The performance of our computer and communications hardware systems is critical to our business and reputation, as well as our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our vertical trade communities or our on-line exchange to be unavailable to users may reduce their attractiveness to advertisers, buyers and suppliers and could impair our business, financial condition and operating results. We do not currently have back-up or redundant facilities for our computer or communications hardware systems.

CAPACITY LIMITS ON OUR TECHNOLOGY, TRANSACTION PROCESSING SYSTEM AND NETWORK HARDWARE AND SOFTWARE MAY BE DIFFICULT TO PROJECT AND WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR SYSTEMS TO MEET INCREASED USE.

     As traffic on our vertical trade communities and our on-line exchange increases, we must expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of increase of traffic on our vertical trade communities or on-line exchange. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our vertical trade communities and on-line exchange. If we do not appropriately upgrade our technology, systems and network hardware and software, our business, financial condition and operating results will suffer.

OUR MARKET IS EVOLVING AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH WE MAY NOT BE ABLE TO KEEP PACE WITH IN A COST-EFFECTIVE WAY.

     The market for business-to-business e-commerce products and services is evolving and characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could render our existing e-commerce or vertical trade community technology obsolete. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must adapt to our rapidly changing market by continually improving and enhancing the responsiveness, services and features of our vertical trade communities, by developing new services and technology to meet customer needs and by continuing to integrate our off-line exchange business with an on-line exchange. Our success will depend in part on our ability to acquire or license leading technologies useful in our business, which we may not to be able to do.

OUR INTERESTS MAY CONFLICT WITH THOSE OF INTERNET CAPITAL GROUP, OUR LARGEST SHAREHOLDER, WHICH MAY AFFECT OUR BUSINESS STRATEGY AND OPERATIONS NEGATIVELY.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At November 1, 2000, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 28.9%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to the IPO. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

     Additionally, in order to avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities. If its ownership interest falls below 25%,

Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% in order to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders.

     Additionally, significant changes in Internet Capital Group's ownership of our common stock could adversely affect our common stock's market price. For example, rather than purchase additional voting securities as described in the preceding paragraph, Internet Capital Group may choose to liquidate its position entirely to avoid having to register as an investment company. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, then the market price of our common stock could fall.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL WHO WE MAY NOT BE ABLE TO RETAIN, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL PERSONNEL TO MEET OUR NEEDS.

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. As of November 1, 2000, only one member of our senior management team had an employment agreement. We carry key person life insurance on certain, but not on all, of our senior management personnel.

     Our success also depends on having a highly trained technical staff, sales force, telesales group and customer service organization. We will need to continue to hire additional personnel as our business grows. Competition for personnel, particularly for employees with technical expertise, is intense. A shortage in the number of trained technical personnel, salespeople and customer service professionals could limit our ability to design, develop and implement our e-commerce solutions and other technology, increase sales in our existing vertical trade communities and make new sales as we launch new vertical trade communities and form other strategic relationships. Ultimately, our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

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

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING E-COMMERCE.

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our business. We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in on-line transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our vertical trade communities. We currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a customer's information. We also use encryption technology, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers in commerce transactions.

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

LIMITED INTERNET INFRASTRUCTURE MAY HARM OUR BUSINESS.

     The significant growth of Internet traffic over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. These problems are caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If our existing or potential customers experience frequent outages or delays on the Internet, our business may grow more slowly than we expect or even decline. Our ability to grow our business is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. If improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made timely, we may have difficulty obtaining new customers or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

     Proprietary rights are important to our success and our competitive position. As of November 1, 2000, we own and use 30 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 46 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of November 1, 2000, we own and use 14 trademarks registered with various foreign patent and trademark offices and have 39 applications pending with foreign patent and trademark offices. Likewise, as of November 1, 2000, we have 9 patent applications pending with the PTO and we own 1820 domain names. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. Generally, our domain names for our vertical trade communities cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright, trademark, patent and trade secret protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

     We may be subject to legal claims relating to the content on our vertical trade communities, or the downloading and distribution of such content. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content they offer. In addition, some of the content provided on our vertical trade communities is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.

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

WE MAY NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO SERVICE OUR DEBT.

     As of September 30, 2000, we had approximately $23.0 million in long term debt (including our outstanding 5 1/4% convertible subordinated debentures). Currently, we are not generating sufficient cash flow from operations to satisfy the annual debt service payments required as a result of our September 1999 offering of convertible subordinated debentures. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS, WHICH COULD HAVE DILUTIVE AND OTHER NEGATIVE EFFECTS ON OUR SHAREHOLDERS.

     We currently anticipate that our cash on hand, existing borrowing arrangements, current investments (including equity interests in other entities) and other available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need, or find it advantageous, to raise additional funds in the future to fund our rapid growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and shareholders may experience additional dilution. These securities may also have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, promote our brand identity, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT OR FUTURE SHAREHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our shareholders or optionholders sell substantial amounts of our common stock in the public market, including shares issued in connection with completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall.

     As of November 1, 2000, the holders of up to approximately 24,590,020 shares of common stock, warrants to purchase 2,127,038 shares of common stock and 101,450 shares of Series A Preferred Stock, which are initially convertible into approximately 1,167,770 shares of common stock, have demand and/or piggy-back registration rights. Under the terms of the Series A Preferred Stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A Preferred Stock or shares of common stock, rather than paying cash dividends. As of September 30, 2000, cumulative dividends of $3.0 million had been earned by the holder of our Series A Preferred Stock, of which $1.5 million were earned, but not yet paid. The shares of common stock underlying any dividended shares of Series A Preferred Stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock.

     We have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to the shelf registration statement, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

     On October 31, 2000, we entered into an agreement with Sumitomo Corporation under which Sumitomo has agreed to purchase $30.0 million of our common stock, subject to the receipt of regulatory approval and the fulfillment of customary closing conditions. We granted Sumitomo limited demand and piggyback registration rights exercisable after the first anniversary of the closing. The sale of Sumitomo's shares on the public market could likewise adversely affect the market price of our common stock.

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

OUR COMMON STOCK PRICE IS LIKELY TO REMAIN HIGHLY VOLATILE.

     The stock market in general, and the market for stocks of Internet-related and technology companies in particular, have been highly volatile. The market price of our common stock has been, and will likely continue to be, similarly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, many of these companies' stocks have also recorded lows well below their historical highs. Our stock may not trade at the same levels as other Internet-related or technology stocks, and these stocks in general may not sustain their current market prices.

     Factors that could cause such volatility may include, among other things:

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - new sales models or new products or services;

     - changes in financial estimates by securities analysts;

     - conditions or trends in the Internet or business-to-business e-commerce industries;

     - changes in the market valuations of other Internet or technology companies;

     - failure to meet analysts' or investors' expectations;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     - capital commitments;

     - additions or departures of key personnel; and

     - sales of common stock or instruments convertible into common stock.

     Many of these factors are beyond our control. These factors may cause the market price of our common stock to fall, regardless of our operating performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks associated with interest rate changes and changes in the market value of our investments.

     Interest Rate Risk. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio and to our trade receivables securitization. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment.

     As of September 30, 2000, our portfolio investments consisted of $87.6 million in cash and cash equivalents and $55.8 million in available for sale debt instruments included in short-term and long-term investments. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended September 30, 2000 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     In September 2000, NECX entered into a trade receivables securitization facility through a wholly-owned bankruptcy-remote special purpose subsidiary. Sale proceeds of $75.0 million were received as of September 30, 2000 from the sale of receivables and we recorded a net loss on sale of approximately $0.4 million. The net loss on sale was calculated using an agreed upon formula primarily driven by the 30 day commercial paper rate. We estimate that if the 30 day commercial paper rate had decreased or increased by 100 basis points, our loss on sale as of September 30, 2000 would have been positively or negatively affected by approximately $0.1 million, respectively.

     Investment Risk. We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. As of September 30, 2000, we had recorded a $1.0 million impairment charge for an other than temporary decline in fair value of one of our cost method investments. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of September 30, 2000, the fair market value of these investments included in short-term and long-term investments was $62.4 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) During the quarter ended September 30, 2000, we issued the following unregistered securities pursuant to the following transactions:

     - On July 13, 2000, we issued 1,097,457 shares of our common stock valued at approximately $54.9 million in connection with the acquisition of AICE in exchange for the assets acquired and liabilities assumed.

     - On August 24, 2000, we paid a quarterly dividend of $1.5 million to the holder of our Series A Preferred Stock in the form of 1,450 additional shares of our Series A Preferred Stock.

     - On August 9, 2000, we issued 117,302 shares of our common stock valued at approximately $5.0 million upon the achievement of earnout targets by AICE.

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