Form 10-K
period 2000-12-31
VERTICALNET INC
filed 2001-04-02
CIK 1043946

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                            ------------------------

                        COMMISSION FILE NUMBER 000-25269

                               VERTICALNET, INC.

                 PENNSYLVANIA                                    23-281834
     ------------------------------------           ------------------------------------
           (STATE OF INCORPORATION)                             (I.R.S. ID)

                 700 DRESHER ROAD, HORSHAM, PENNSYLVANIA 19044

                                 (215) 328-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $182,891,000.

     The number of shares outstanding of the registrant's common stock as of March 16, 2001 was 97,421,062.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in May 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                             PAGE
                                                                             ----
Cautionary Statement Regarding Forward-Looking Statements..................   ii

Informational Note Regarding Prior Stock Splits............................   ii

                                     PART I

ITEM 1.        Business....................................................    1

ITEM 2.        Properties..................................................   19

ITEM 3.        Legal Proceedings...........................................   20

ITEM 4.        Submission of Matters to a Vote of Security Holders.........   20

                                     PART II

ITEM 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   20

ITEM 6.        Selected Financial Data.....................................   21

ITEM 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   22

               Factors Affecting our Business Condition....................   35

ITEM 7a.       Quantitative and Qualitative Disclosure About Market Risk...   47

ITEM 8.        Financial Statements and Supplementary Data.................   49

ITEM 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures...................................   84

                                    PART III

ITEM 10.       Directors and Executive Officers of the Registrant..........   84

ITEM 11.       Executive Compensation......................................   84

ITEM 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................   84

ITEM 13.       Certain Relationships and Related Transactions..............   84

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   85

Signatures.................................................................   88

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to trends in Internet usage, business-to-business e-commerce and software and related services; the design, development and implementation of our products; the strategies underlying our business objectives; the completion of pending transactions; our anticipated performance of our obligations or the anticipated performance of the obligations of those parties with which we have contractual relationships; our sales and marketing strategies and efforts; the value of our investments in other companies; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition and operating results.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, changes in our evolving business strategies and model; our ability to eliminate redundancies between our two business units and to control expenses; the availability of and terms of equity and debt financing to fund our business; competition in our target markets; changes in prevailing interest rates; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; changes in preferences and tastes of users, buyers and suppliers; demographic changes; changes in, or failure to comply with, federal, state, local or foreign laws and regulations; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

                INFORMATIONAL NOTE REGARDING PRIOR STOCK SPLITS

     Information in this report has been adjusted to reflect two separate two-for-one splits of our common stock, the first of which was effected on August 20, 1999 and the second of which was effected on March 31, 2000.

                                     PART I

ITEM 1.  BUSINESS

     VerticalNet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as "VerticalNet," "the registrant," "we," "us" or through similar expressions. For financial information about our reportable business segments, we refer you to our consolidated financial statements and the related notes thereto found in Item 8 of this report.

COMPANY OVERVIEW

     VerticalNet, through its wholly owned subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments through two strategic business units: VerticalNet Markets and VerticalNet Solutions.

     VerticalNet Markets operates 59 industry-specific e-marketplaces through which we provide hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses. These e-marketplaces act as industry-specific comprehensive sources of information, interaction and electronic commerce, and are expected to focus increasingly on offering supplier enablement products and channel management solutions for public and private e-marketplaces. Each e-marketplace focuses on a single business sector and caters to individuals with similar professional interests. We have designed our e-marketplaces to attract technical and purchasing professionals with specialized product requirements and purchasing authority or influence.

     VerticalNet Solutions offers software solutions to industry alliances, independent net market makers and global 2000 enterprises. VerticalNet Solutions' e-marketplace solutions offer a comprehensive and innovative open platform, multiple market mechanisms and transaction types, multi-party system interaction and a broad range of buy- and sell-side services, integrated with tools for community and content development and market design. In addition, VerticalNet Solutions is developing and offering software solutions that focus on direct materials procurement targeted towards discrete manufacturing processes within large enterprises. As part of this offering, VerticalNet Solutions expects to deliver a supplier relationship management application suite to automate (and better enable) supplier sourcing decision analysis, provide for collaborative execution of contract fulfillment and monitor supplier performance. VerticalNet Solutions' product offerings are complemented by a complete set of professional service offerings.

     On December 19, 2000, we entered into a definitive agreement to sell our VerticalNet Exchanges business unit, which focused on trading electronic components and hardware in open and spot markets, to Converge, Inc., an independent marketplace that serves the high-tech supply-chain community. VerticalNet Exchanges was comprised of NECX.com LLC, a business we purchased in December 1999, and the businesses of RW Electronics and American IC Exchange, which NECX acquired in March 2000 and July 2000, respectively. We completed the sale of our VerticalNet Exchanges business on January 31, 2001. As a result of this transaction, we became Converge's largest stockholder, with 10,371,319 shares of Series B preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity, respectively. Under separate agreements, Converge entered into a three-year software licensing and professional services relationship with VerticalNet Solutions, whereby VerticalNet Solutions' platform will serve as part of the technical foundation for Converge's trading operations. We have also agreed to link each of VerticalNet Markets' 14 technology focused e-marketplaces to Converge's online marketplace.

     Following our acquisition of NECX in December 1999, management segmented our business into two operating segments consisting of vertical trade communities (currently referred to as e-marketplaces) and the electronics exchange business. Although in September 2000 we announced plans to organize our business into three strategic business units (VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges), management continued to operate VerticalNet Markets and VerticalNet Solutions as one unit for the remainder of fiscal 2000. Management expects to have the ability to begin evaluating VerticalNet Solutions as a separate segment during the first quarter of 2001. The sale of our VerticalNet Exchanges business unit represents the disposal of a business segment under applicable accounting standards, so the results of this segment are shown separately in our consolidated financial statements (see Item
8) as a discontinued operation. Note 18 to the consolidated financial statements provides additional disclosure on segment information, while Note 4 to the consolidated financial statements provides additional disclosure on discontinued operations.

INDUSTRY TRENDS

     The Internet has enabled millions of people worldwide to share information, create communities across similar industries and conduct business electronically. Usage of the Internet as a means of communication and conducting business is expected to grow. According to International Data Corporation, the number of global Internet users is projected to grow from 338.0 million in 2000 to 726.1 million in 2004, while global Internet commerce is projected to grow from $271.9 billion in 2000 to $2.6 trillion in 2004.

     Business-to-business usage of the Internet has also grown, and is expected to continue to grow rapidly. According to Forrester Research, business-to-business e-commerce is projected to grow from $406.2 billion in 2000 to $2.7 trillion in 2004. Increasingly, businesses are leveraging the Internet's ability to reach customers globally, deliver personalized content and open new distribution channels. We believe that widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential to address structural inefficiencies of the traditional marketplace by streamlining complex processes, lowering costs and improving productivity, as well as providing new opportunities to increase seller reach and buyer access, eliminate intermediaries and provide previously unavailable information.

     As the Internet continues to evolve, new business models have emerged to replace or supplement traditional ways in which buyers and sellers have exchanged information and conducted business with one another. These models have included electronic marketplaces, auctions and exchanges, each of which have tried to improve on current market inefficiencies. We believe that the growing sophistication of buyers, suppliers and users will continue to fuel this evolution as they increasingly seek online products and services designed to meet their specific needs. We also believe that, despite this growing sophistication, there is an ongoing need for supplier enablement products that allow suppliers to bring their offline relationships online in a non-intrusive, easy-to-use fashion.

     Along with the growth of business-to-business usage of the Internet, there is evidence of increasing demand for business-to-business software solutions. International Data Corporation projects that business-to-business software license revenue will grow from $2.7 billion in 2000 to $13.8 billion in 2004, while e-procurement license revenue will grow from $1.7 billion in 2000 to $9.0 billion by 2004. In particular, there is increasing demand for strategic sourcing applications -- applications that enable companies not only to analyze and select suppliers based on their strategic impact on the company's overall business or supply chain, but also to allocate contracts and volume among suppliers, manage supply risk and optimize supplier performance. Goldman Sachs estimates that the market for strategic sourcing software will grow from $300 million in 2000 to $2.4 billion in 2005. This trend is the result of several factors, including the following:

     - Companies can decrease their cost of goods sold, and thereby maximize cost leadership and competitive advantage, through sound supplier analysis, selection and optimization decisions.

     - The ability to identify, qualify, evaluate and select suppliers quickly reduces the time it takes companies to bring products to market, which improves competitive advantage and extends the life cycle of new products.

     - Existing sourcing processes, which are predominantly manual and require human decision analysis with minimal data access and organization, are inadequate, expensive and neither repeatable nor scalable.

Thus, the use of strategic sourcing applications enables companies to streamline and enhance the purchasing process.

OUR SOLUTION

     Through VerticalNet Markets, we offer a new and evolving medium of information, interaction, e-commerce and supplier enablement for the business-to-business market. Our portfolio of 59 e-marketplaces targets separate industrial sectors to provide businesses and professionals with the following:

     - Comprehensive content, services and features: Our e-marketplaces provide valuable information on products, technology, industry regulations, news and management. We archive historical content, enabling users to research through large databases of information. We also operate requests for proposals, requests for quotes and related posting and response areas.

     - Active community participation: We provide features and services discussion forums, chat rooms, bulletin boards and career development services, all of which foster active community participation among our users. We believe active community participation creates loyalty and affinity among our users.

     - Electronic marketplaces that connect buyers and sellers globally: Our e-marketplaces allow buyers and sellers worldwide to exchange information, source products and buy and sell products and services.

     - High quality sales leads: Our e-marketplaces generate high quality sales leads that are timely and effective and contain detailed buyer information. Robust sales leads left by potential buyers allow sellers to respond more effectively.

     - Targeted cost-effective medium for business-to-business advertising and sponsorships: The narrow focus of each of our e-marketplaces and the attractive demographics of our audiences permit us to offer premium advertising and sponsorship opportunities to our customers at competitive rates.

     We believe that targeted content, focused audiences and robust sales leads, combined with our existing and planned interactive platforms, create premier marketplaces for enabling e-commerce. As we increase our focus on providing supplier enablement solutions, we expect to expand our offerings of hosted and premise-based solutions that enable suppliers to interact and communicate with their selling partners using online tools and, when appropriate, to participate in public and private marketplaces of their choosing.

     Through VerticalNet Solutions, we offer software applications and related professional services to industry alliances, global 2000 enterprises and independent net market makers. Our products and services include the following:

     - eMarketplace Suite: eMarketplace Suite is a comprehensive end-to-end solution for building, growing and maintaining business-to-business e-marketplaces. It includes multiple market mechanisms and transaction types, multi-party system interaction and a broad range of buy- and sell-side services, as well as tools for community and content development and market design.

     - VerticalNet Professional Services: Our professional services organization is comprised of e-commerce and supply-chain experts. They assess business purchasing return on investment criteria to define project parameters, develop and manage implementation schedules, install, setup and configure products and provide integration with backend systems. They help to identify and analyze business rules and logic, create and populate data stores and perform technology design and implementation activities.

     Additionally, we are in the process of developing and offering supplier relationship management products to help direct purchasing organizations determine what is needed, from which suppliers and under what conditions. This offering is expected to combine collaboration applications and negotiation tools for complex direct materials transactions, distributed data management technology that would allow consolidation of information from multiple sources without requiring a company to change or adapt its system and workflow technology that would allow business purchasing processes to be built and extended to multiple business processes, which could result in combined and leveraged sourcing contracts and a significant overall decrease in cost of goods sold.

OUR STRATEGIES

     Our objectives are to continue being a leading owner and operator of industry-specific e-marketplaces and to establish ourselves as a leading provider of business-to-business software applications. Key strategies to achieve our objectives include:

Maintain Multiple Revenue Streams While Streamlining Efficiencies Between Business Units

     - Software licensing and related services: For the year ended December 31, 2000, approximately $7.9 million, or 7.0%, of our overall revenues were from software licensing, related professional services and other business operations services. As our VerticalNet Solutions and VerticalNet Markets units continue to grow, we expect revenues generated from software licensing, as well as professional service offerings such as front-end design, implementation and integration and back-end market hosting, to increase as a percentage of our overall revenues.

     - E-enablement and e-commerce: For the year ended December 31, 2000, we generated approximately $47.1 million, or 41.9%, of our revenues from e-enablement and e-commerce, which included storefront and e-commerce center fees, Web site development fees, fees from books and educational courses, fees from product sales and auction fees. As we continue to focus on supplier enablement, we expect that suppliers will continue to migrate their existing offline relationships online, thereby increasing participation by these suppliers and their partners in our e-marketplaces and private marketplaces.

     - Advertising and services: Historically, a significant portion of our revenues have been derived from banner and button advertisements, newsletter sponsorships and other advertising and co-marketing arrangements with suppliers in our e-marketplaces. For the year ended December 31, 2000, approximately $57.5 million, or 51.1%, of our overall revenues were advertising and services revenues. We do not expect that revenues from advertising will grow or even remain at historical levels due to worsening economic conditions in general and in the market for online advertising, as well as our increased focus on supplier enablement and supplier relationship management products and services. Nonetheless, we believe that the industry-specific focus of each of our e-marketplaces will allow us to remain competitive in the market for online advertising.

     - Streamlining efficiencies: By restructuring our businesses into separate business units, we believe we can more effectively gauge their financial performance and implement changes rapidly to improve their performance. We expect to evaluate the cost structure of each of our business units with the goal of eliminating redundancies between VerticalNet Markets and VerticalNet Solutions and streamlining our overall operations wherever possible.

Leverage Supplier Base To Provide Supplier Focused Enablement Products

     We intend to deepen VerticalNet Market's relationships with our suppliers and users through the delivery of innovative enablement products. Through these products, we expect to provide the common features and functions required for supplier enablement solutions, which will enable suppliers to interact and communicate with their selling partners. These products include robust catalogs, online tools for content, order and contract management and connectivity.

Pursue Partnerships and Strategic Relationships

     We intend to develop and maintain partner programs. Our initial focus for VerticalNet Markets is expected to be on partnering with content providers and application providers who can assist us with enhancing the experience of our users in our e-marketplaces. Additionally, we intend to seek out key technology partners to enhance our time-to-market and competitive positioning of VerticalNet Markets' anticipated solutions. Likewise, we intend to enter into strategic relationships with customers, systems integrators, OEM partners and resellers to expand, promote, sell and support the products and services that VerticalNet Solutions provides.

Strengthen Our Global Presence

     The anticipated continued growth of Internet usage and business-to-business e-commerce worldwide presents significant opportunities to extend the global reach of our e-marketplaces, software products and related services. We are committed to serving a global commerce community and intend to extend our business model and software sales internationally in a way that complements our overall strategic initiatives.

Pursue Strategic Acquisitions

     We intend to continue to pursue acquisitions that complement our existing products and services. We evaluate prospective acquisitions by assessing whether the business or asset broadens the scope of services we offer, enhances our presence in existing or new markets, offers technology that would allow us to better serve our clients or offers the opportunity to enhance revenues as well as profitability.

OUR PRODUCTS AND SERVICES

Our e-Marketplaces and Their Features

     As of March 15, 2001, we owned and operated 59 e-marketplaces, which are organized into 14 sectors:

Communications
- - Digital Broadcasting.com (digitalbroadcasting.com)
- - Fiber Optics Online (fiberopticsonline.com)
- - Photonics Online (photonicsonline.com)
- - Premises Networks.com (premisesnetworks.com)
- - RF Globalnet (rfglobalnet.com)
- - Wireless Design Online (wirelessdesignonline.com)
- - Wireless Networks Online (wirelessnetworksonline.com)

Manufacturing/Discrete
- - Aerospace Online (aerospaceonline.com)
- - Auto Central.com (autocentral.com)
- - Machine Tools Online (machinetoolsonline.com)
- - Metrology World.com (metrologyworld.com)
- - Plant Automation.com (plantautomation.com)
- - Surface Finishing.com (surfacefinishing.com)
- - Tooling Online (toolingonline.com)

Manufacturing/Process
- - Adhesives and Sealants.com (adhesivesandsealants.com)
- - Chemical Online.com (chemicalonline.com)
- - Pharmaceutical Online (pharmaceuticalonline.com)
- - Pulp & Paper Online (pulpandpaperonline.com)
- - Textileweb.com (textileweb.com)

High Tech
- - ElectronicsWeb (electronicsweb.com)
- - Embedded Technology.com (embeddedtechnology.com)
- - Semiconductor Online (semiconductoronline.com)
- - Test and Measurement.com (testandmeasurement.com)

Energy
- - ElectricNet (electricnet.com)
- - Hydrocarbon Online (hydrocarbononline.com)
- - Oil and Gas Online (oilandgasonline.com)
- - Power Online (poweronline.com)

Services
- - HR Hub.com (hrhub.com)
- - Logistics Online (logisticsonline.com)
- - Purchasing Network.com (purchasingnetwork.com)

Financial Service
- - Property and Casualty.com (propertyandcasualty.com)

Food/Packaging
- - Bakery Online (bakeryonline.com)
- - Beverage Online (beverageonline.com)
- - Dairy Network.com (dairynetwork.com)
- - Food Ingredients Online (foodingredientsonline.com)
- - Food Online (foodonline.com)
- - Meat and Poultry Online (meatandpoultryonline.com)
- - Packaging Network.com (packagingnetwork.com)

Healthcare/Science Group
- - E-Dental.com (e-dental.com)
- - Home Health Provider.com (homehealthprovider.com)
- - Hospital Network.com (hospitalnetwork.com)
- - Long Term Care Provider.com (longtermcareprovider.com)
- - Medical Design Online (medicaldesignonline.com)
- - Nurses.com (nurses.com)

Environment/Utilities
- - Pollution Online (pollutiononline.com)
- - Public Works.com (publicworks.com)
- - Safety Online (safetyonline.com)
- - Solid Waste.com (solidwaste.com)
- - Water Online (wateronline.com)

Foodservice/Hospitality
- - E-Hospitality.com (e-hospitality.com)
- - Foodservice Central.com (foodservicecentral.com)
- - Grocery Central.com (grocerycentral.com)
- - Grocery Retail Online (groceryretailonline.com)

Science
- - Bioresearch Online (bioresearchonline.com)
- - Drug Discovery Online (drugdiscoveryonline.com)
- - Laboratory Network.com (laboratorynetwork.com)

Public Sector
- - Government Contracting (govcon.com)
- - School Buyers Online (schoolbuyersonline.com)

Industrial
- - EC Online (econline.com)

     Our e-marketplaces offer the following features through a new user interface that either has been or will soon be introduced in each of our e-marketplaces:

     Buy Online: Through this feature, users have access to the following resources:

     - The Buyer's Guide permits users to search for products, services and suppliers using a key word or advanced search tool. This resource also provides links to pavilions, e-commerce centers and storefronts, which allow users to research suppliers' products and services, and send direct inquiries to suppliers about pricing, delivery and product specifications (i.e., generate sales leads).

     - The Product Showcase is a resource for industry professionals that provides information on the latest products in the industry.

     - Through the Bookstore, professionals are able to purchase industry-specific books, software, video products, periodicals and research materials over the Internet.

     - The RFP and RFQ resource (i.e., Requests for Proposals or Requests for Quotes) allows users to seek out competitive bids and request quotes from our participating suppliers, as well as facilitates communications between users and suppliers during the process.

     Sell Online: This feature offers suppliers the opportunity to move online to one or more of our e-marketplaces. It also provides access to our Virtual Office tool, which offers suppliers the ability to monitor and evaluate storefront and e-commerce center activity. Through Virtual Office, suppliers can track the number of visitors and leads generated from a storefront or banner advertisement, while e-commerce center owners can track orders, billing, shipping data, customer profiles and demographics. Virtual Office also serves as an inquiry management tool for suppliers.

     Services: This feature provides access to business services from suppliers and advertisers. Additionally, the Career Development resource offers resume postings for job seekers, help-wanted listings, employer descriptions, recruiters centers and career support material.

     News & Community: Users can find current news and commentary, as well as feature articles and product case studies, an editorial archive and a "month in review" resource. This feature also includes "freeware" and demo-software download library, industry association guides, real-time discussion forums for industry professionals, bulletin boards, trade show information and other useful industry events.

     Tools: Users can sign up to receive e-mail-based newsletters with specific content focus. We also offer, through a third-party provider, free e-mail accounts to users/registrants in each e-marketplace. The addresses are indicative of the e-marketplace (e.g., mark@poweronline.com).

VerticalNet Markets' Products and Services

     VerticalNet Markets offers a suite of supplier enablement solutions that allow suppliers to enhance their online presence and brand, generate new leads, transact business in public marketplaces, create private marketplaces, manage their existing channel partner relationships and create private extranets and resource hubs. As of March 15, 2001, key components of these solutions include the following:

     Storefront: A supplier branded storefront provides information on the supplier and its products, as well as articles and case studies about the supplier, new product announcements, supplier-issued press releases and contact information. Through the catalog feature of the storefront, a supplier can place products for sale through a self-managed product catalog. Additionally, the storefront also provides a hyperlinked gateway into the supplier's Web site.

     E-Commerce Center: The e-commerce center provides enhanced information-based features of a storefront with a full product catalog that users may access from the e-commerce center's home page and from the e-marketplace's home page.

     Pavilion: The pavilion, which allows a large supplier to aggregate distributors or partners to create a unified Internet presence and transact online, offers several key features. Partner Aggregation allows the pavilion owner to include multiple storefronts or e-commerce centers, one for each partner, in the pavilion. Pavilion Search allows the buyer to search across all content within a pavilion. Pavilion Buyer's Guide allows the pavilion owner to offer a Buyer's Guide with product categories and suppliers unique to the pavilion. Pavilion Master Catalog allows the pavilion owner to aggregate product data from e-commerce center catalogs into one aggregated catalog. Like our storefronts and e-commerce centers, the pavilion also allows a large supplier to provide information about the supplier and its offerings.

     Catalog: Our catalog offers suppliers a flexible solution for managing and displaying structured product data and associated content for hundreds of products, and for selling those products online through a catalog in their own private marketplace. We provide product administration tools that give the supplier the ability to dictate how information is presented to buyers in the catalog and to maintain product data online. Enhancements to our catalog include Gated Catalog, which allows the supplier to place the catalog behind a secure log-in for access only to authorized buyers, and Aggregated Catalog, which allows some or all of a supplier's products to co-exist in a standard industry catalog with products from other catalogs. Additionally, a supplier may choose to activate the My Price feature on a catalog, which allows the supplier to extend personalized, contracted pricing to each of its buyers.

     Order Management and Fulfillment Services: Order management and fulfillment services allow the buyer to place purchase orders online for a supplier's products or services displayed on the supplier's catalog and allow the supplier to service the entire order management life-cycle online. Through this feature, the supplier can offer flexible payment and freight options, accommodate special delivery instructions and enable a buyer to work on more than one order at a time or to purchase from more than one supplier in the same order.

     Distributor Locator Service: The distributor locator service allows manufacturers to service existing and new customer relationships online without creating channel conflicts with their existing relationships. The distributor locator allows a manufacturer to enable the appropriate channel partner to accept the buyer's order and fulfill the transaction. When servicing a customer's order, each channel partner has password protected access to order management and fulfillment services to facilitate the transaction. Additionally, each channel partner may choose to activate the My Price feature in the supplier's catalog. My Price allows the supplier's channel partners to extend personalized, contracted pricing to its existing customer base or newly acquired customers.

     Advertising and Sponsorship Products: Strategic placement of supplier branded advertising banners on our e-marketplaces increase brand awareness and new customer inquiries for supplier's products and services. Newsletter sponsorships allow the supplier to promote its products and services and reach thousands of registered users at one time.

     Private Extranets and Resource Hubs: We also offer suppliers a comprehensive suite of content management tools that allow them to manage an effective and timely flow of information to employees, suppliers, customers and partners through a private resource hub. Flexible content types allow our customers to determine which information is valuable to manage. Interactive features, such as discussion groups, polling, ratings and surveys, allow the user to provide feedback on content and other topics in a real-time environment. Multi-step workflow allows content authors to enter or modify content, and automatically route the changes through an approval process before publication. Version control allows one version of a content record to be displayed to end users, while an updated version is working its way through the approval process. Publishing schedules allow the site administrator to define the time period during which a specific content record will be available for viewing. Role-based security allows the site administrator to control access to content by user group and security level. Administration tools allow the site administrator to maintain content, add and modify user profiles, and define and generate site activity reports.

     Other Commerce Services: We have partnered with vendors of freight management, logistics (both domestic and international), credit, payment and finance and other key services to support online transaction processing.

VerticalNet Solutions' Products and Services

     eMarketplace Suite:  The eMarketplace Suite includes the following modules:

     - Market Modeler provides product mapping tools for defining product offerings to be traded in the market, describing the desired marketplace transaction types, and allowing the market operator to assign defined roles to participants.

     - With VerticalNet Commerce Solutions, participants can search for, buy and sell goods and services in a dynamic trading environment. Multiple buyers, suppliers and third parties can participate in real-time transactions. Participants can specify multiple product specifications to discover the best matches based on variables beyond price, including delivery dates, credit terms, quantity and quality.

     - Trade Server is a scalable transaction platform for building and managing successful digital marketplaces.

     - Content Builder provides the necessary tools to create editorial workflow, manage the document approval process and integrate style sheets and templates to author, format and generate HTML content files.

     - Content Syndicator collects and displays premium content from third-party providers. It also includes, via a third-party relationship, the ability to collect and add specific content like news, sports and stock tracking.

     - Content Manager provides a suite of tools to track calendars, refresh links and deliver personalized information.

     - Community Builder and Manager combines content with management techniques, editorials, best practices and market analysis tools to provide participants with the information they need to make informed decisions.

     Supplier Relationship Management Applications: We are developing the following supplier relationship management applications:

     - demand aggregation, which is expected to permit real-time querying of spend history and vendor performance information across complex enterprise topographies, as well as management of complex bills of materials and approved parts list;

     - sourcing execution suite, which is expected to offer: RFQ, reverse auction and structured negotiation mechanisms; support for SKU-based materials, complex materials and complex transaction terms; multi-parametric matching and ranking of supplier quotations; sourcing lifecycle automation workflow and integrated approved vendor source list management; and

     - contract negotiation, which is expected to provide a collaborative contract negotiation environment, track negotiation history and capture decisions.

     Professional Services: We have set up our professional services organization to assist our customers in assessing business purchasing return on investment criteria to define project parameters, developing and managing implementation schedules, installing, setting up, and configuring products and providing integration with backend systems. We also help our customers with identifying and analyzing business rules and logic, creating and populating data stores and performing technology design and implementation activities.

MARKETING, DISTRIBUTION AND OTHER ALLIANCES

Microsoft Corporation

     On March 29, 2000, we entered into a definitive agreement with Microsoft with respect to a commercial relationship. Our commercial relationship with Microsoft has a three-year term during which Microsoft will purchase from us, and then distribute to third party businesses, at least 80,000 of our storefronts and e-commerce centers. We will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft will pay us a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from us to business customers for a 12 month subscription period. We will build the storefront or e-commerce center for each customer, which will be placed on one of our e-marketplaces. Our intent is that customers would purchase renewals of the storefront or e-commerce center and additional storefronts or e-commerce centers on our other e-marketplaces. If a customer renews its storefront or e-commerce center beyond the initial 12 month period, we will pay an amount to Microsoft based on the aggregate amount of such renewals. We will also pay an amount to Microsoft based on the amount of sales of additional storefronts and e-commerce centers on other e-marketplaces. We are also obligated to pay to Microsoft an amount based on the amount of the revenues we receive from transactions that take place on the e-commerce centers distributed under the agreement. We will pay Microsoft an aggregate of $60.0 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral Web site and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed upon goals, additional amounts for advertising and promotional placements not to exceed $15.0 million in the aggregate.

     Microsoft will pay to us a portion of revenues from transactions that occur in The Microsoft Network and on Microsoft's bCentral Web site and originate via a link from our e-marketplaces or the VerticalNet home page. Microsoft will pay us an aggregate of $60.0 million during the term for advertising and promotional placements in our e-marketplaces. We will pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

     We will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate our e-marketplaces when appropriate and feasible. We will pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and the provision of Microsoft services.

     In April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock, which are initially convertible into 1,151,080 shares of our common stock, and the warrants described below. On April 1, 2010, at the election of the holder of the Series A preferred stock, we shall be required to redeem all outstanding shares of Series A preferred stock at a specified price. In addition, at our option, each share of Series A preferred stock will be subject to redemption at a calculated price if certain conditions are met. Microsoft is entitled to registration rights and has the right to nominate one member of our board of directors, which it has done. The warrants Microsoft received entitle Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

Converge, Inc.

     On December 19, 2000, we entered into a definitive agreement to sell NECX, which comprised our VerticalNet Exchanges business unit, to Converge, Inc., an independent marketplace that serves the high-tech supply-chain community. We completed the sale on January 31, 2001. As a result of this transaction, we became Converge's largest stockholder, with 10,371,319 shares of Series B preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity, respectively. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. Based on a preliminary calculation performed on January 31, 2001, we paid $6.5 million to Converge. This cash payment is subject to further adjustment based on a final calculation of NECX's closing date net worth and working capital following a post-closing audit. We expect to pay Converge an additional $6.0 million based on the final net worth and working capital adjustment calculation.

     Converge has agreed to increase the size of its board of directors to at least seven members by June 19, 2001, after which time we shall have the right to nominate our chief executive officer (or another executive officer reasonably satisfactory to Converge) to serve as a director of Converge.

     In December 2000, we entered into a three-year software licensing and professional services contract with Converge, valued at approximately $108.0 million, whereby VerticalNet Solutions' platform will serve as part of the technical foundation for Converge's trading operations. The agreement provides for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. The agreement also includes a commitment to link each of our 14 technology focused e-marketplaces with Converge's online marketplace.

Channel (or Distribution) Partnerships

     As a part of our previously announced strategic alliance with Microsoft, we have formed strategic alliances with channel partners to assist in distributing storefronts to business customers. As of March 15, 2001, we had entered into channel partner relationships with ADP, Inc., Air Products and Chemicals, Inc., Dell Computer Corporation, GiftBasketProducts.com, Inc. and SolidWorks Corporation. These channel partners have agreed to use commercially reasonable efforts to distribute approximately 37,000 storefronts to business customers. To date, only approximately 130 storefronts have been distributed through these relationships.

Partnerships Around New and Existing e-Marketplaces

     We have entered into strategic relationships with traditional industrial entities and other strategic partners to create new e-marketplaces with industry experts, as well as to leverage the reach of existing e-marketplaces. We are currently participating in the following strategic relationships:

     - In March 2000, we announced the formation of PaintandCoatings.com Inc., a joint venture with Eastman Chemical Company, to transform our Paint and Coatings e-marketplace into an independent Internet marketplace for the paint and coatings industry. We hold a 40% equity stake in PaintandCoatings.com, which has been funded with an aggregate of $4.7 million from the two partners.

     - In August 2000, we announced the formation of e-Catalysts, Inc., a joint venture with W.R. Grace & Co. and Aspen Technology, to create a leading provider of Internet commerce solutions for the catalysts industry that would enable companies to automate their business processes and optimize interaction with their trading partners. We hold a 33% equity stake in e-Catalysts, which has been funded with an aggregate of $9.0 million from the three partners.

     - In August 2000, ElastomerSolutions.com, a neutral marketplace and online community for the elastomers industry, announced that it had selected VerticalNet and Computer Sciences Corporation to develop, build and implement a new net market, as well as to provide supporting business services. In February 2001, we amended our agreement with ElastomerSolutions.com to provide for enhanced licensed technology and additional business and support services. We are not an equity holder of ElastomerSolutions.com.

International Strategic Relationships

     To date, we have undertaken the following global strategic initiatives:

     - In June 2000, we formed VerticalNet Europe B.V. ("VerticalNet Europe"), a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. ("ICG"), to establish online marketplaces targeted at the European market. We were originally a 56% shareholder in the joint venture, which was funded with approximately $114.7 million in cash from the three partners. We initially contributed to the joint venture approximately $6.8 million in cash and intellectual property for the operations of e-marketplaces within Europe. VerticalNet Europe and BT also created VerticalNet UK Ltd. as part of the joint venture. In December 2000, our ownership percentage in VerticalNet Europe increased from 56% to 72% and VerticalNet Europe obtained full ownership of VerticalNet UK. In March 2001, we continued to consolidate our operational control over this venture when our ownership percentage increased to 90%. In a separate agreement, a BT affiliate agreed to license VerticalNet Solutions' products for distribution in selected regions worldwide. As of March 15, 2001 VerticalNet Europe had launched four e-marketplaces.

     - In July 2000, we formed a joint venture with SOFTBANK E-COMMERCE CORP., a wholly-owned subsidiary of Softbank Corporation. To date, we have contributed $3.6 million of cash and hold a 40% ownership in the joint venture. The goal of the joint venture, called VerticalNet Kabushiki Kaisha ("VerticalNet Japan"), is to develop, maintain and operate Japanese language e-marketplaces in Japan. As of March 15, 2001, we remain obligated to contribute a maximum of 400.0 million Yen (approximately $3.3 million) to the joint venture through its first two years of operations. Currently, VerticalNet Japan employs 60 people and operates seven e-marketplaces in Japanese.

     - In September 2000, we solidified our control over our strategy in Africa by acquiring e-marketplaces from Metropolis Transactive Holdings Ltd. upon the South African company's closure of its business-to-business division. These e-marketplaces, which focus on the African market, were created under VerticalNet's previously existing co-branding relationship with Metropolis.

     - In January 2001, Sumitomo Corporation purchased $15.0 million of our common stock. In the purchase agreement, we agreed to cooperate with Sumitomo on a variety of joint initiatives, including Sumitomo's participation as an equity partner in our international endeavors, and Sumitomo's licensing or distributing of technology products or services for VerticalNet Markets or VerticalNet Solutions. However, we have not reached, and may never enter into, any definitive agreement with Sumitomo concerning any additional commercial relationship.

CUSTOMERS

VerticalNet Markets

     As of December 31, 2000, over 17,100 companies were online in one or more of our e-marketplaces through over 18,700 storefronts, including approximately 15,870 storefronts paid for by Microsoft. Additionally, as of December 31, 2000, over 80 transactable storefronts and 430 e-commerce centers were live on our e-marketplaces.

     For the year ended December 31, 2000, Microsoft accounted for approximately 27% of our revenues. For the years ended December 31, 1999 and 1998, no single customer accounted for more than 10% of our revenues.

VerticalNet Solutions

     During fiscal 2000, VerticalNet Solutions had over 10 customers, with Converge becoming its primary customer as of January 2001. Our agreement with Converge provides for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. Our backlog as of March 15, 2001, exclusive of the Converge contracts, was immaterial.

SALES AND MARKETING

VerticalNet Markets

     We use a variety of programs to stimulate demand for our products, including field sales and an inside sales force.

     - Field Sales: Our field sales force is focused on selling our solutions for public marketplace participation, as well as our proposed channel management offerings, to targeted high and mid-tier suppliers. In the past, we employed individuals with a background in advertising sales with trade publishing companies. As we begin to shift our product offerings to supplier enablement, we have begun to employ individuals with business-to-business and software experience. We also have a dedicated team in our field sales force that focuses on storefront deployment, primarily by participating in trade shows where many potential suppliers are found.

     - Inside Sales: We currently have an inside sales team focused on selling our solutions for public marketplace participation to mid-tier suppliers. The inside sales force is also responsible for renewals of our existing storefront customers and enhancing the value of their experience in our public marketplaces.

     Our marketing goals are to raise awareness of the VerticalNet brand and what it stands for, and to communicate that through every point of contact with our prospects, users, buyers and suppliers. We also seek to drive visitors to our Web site and our e-marketplaces. We do this through an integrated mix of marketing tools, including general business media and vertical trade media, online advertising and use of keyword buys, direct marketing programs and trade show participation. We also participate in industry specific events, industry association activities and partnerships with interactive services companies.

VerticalNet Solutions

     We use a variety of programs to stimulate demand for VerticalNet Solutions' products and services including direct sales and an inside sales force.

     - Direct Sales: VerticalNet Solutions' direct sales force targets the direct materials procurement divisions of global 2000 enterprises. The target market focus revolves around the strategic sourcing requirements of those companies involved in discrete manufacturing with an emphasis on the high technology sector. The direct sales force is divided into two groups: account executives and strategic sales. The account executives are ultimately responsible for customer care. The strategic sales group are paired one-to-one with the account executives to provide technical and product support during the sales process.

     - Inside Sales: The direct sales force is supported by the inside sales team. The focus of inside sales is to provide qualification and validation of sales prospects through telemarketing, initial fact finding meetings and corporate marketing events. The inside sales team is distributed geographically in order to provide adequate regional coverage. The inside sales team is also responsible for the maintenance of the sales force automation tool, which provides client and prospect visibility to the entire VerticalNet Solutions business unit.

     VerticalNet Solutions' marketing division is comprised of two main efforts: corporate marketing and product marketing. The corporate marketing group provides the positioning of the organization by increasing industry awareness, also known as branding. The VerticalNet Solutions brand allows for immediate recognition by the market via trade shows, trade magazines, collateral and inside sales initiatives. The product marketing group provides analyses of our products, strategies, positioning, internal and external messaging, partnerships and competition to insure the quality, effectiveness and validity of product and solution communication between our sales and product management organizations, on the one hand, and our customers, partners, resellers, industry analysts and systems integration partners, on the other. Additional activities include various market research, target market strategy, market segmentation, product pricing and distribution strategies.

TECHNOLOGY DEVELOPMENT AND INFRASTRUCTURE

     We have developed and implemented a broad array of technologies, using a combination of our own proprietary technologies and commercially available, licensed technologies. We spent approximately $39.3 million in 2000, $8.5 million in 1999 and $1.4 million in 1998 on product development. The amount for 2000 and 1999 also includes internal software costs that were capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (see Note 1 to our consolidated financial statements).

     We have engineered the production environment for our e-marketplaces to provide high availability through the use of redundant hardware and software where prudent. A load-balancer distributes the incoming Web traffic among the multiple servers. Additionally, we use firewall software to protect our Web servers from unauthorized access and an intrusion detection system to detect intrusion attempts and alert us to successful intrusions. Until January 2001, our production machines were located at Exodus Communications Inc., after which time we transferred our hosted environment to Meridian Telesis, which provides professional data center hosting facilities and redundant high-speed Internet connectivity. Our Web sites are monitored around-the-clock through the use of a combination of software based alerts and human intervention. This monitoring encompasses the availability of our Web sites, as well as their quality.

     We are currently in the process of establishing connectivity with increased bandwidth among our corporate headquarters, West Coast operations and hosting facility. In December 2000, we engaged Yipes Communications, Inc. to establish a Metropolitan Area Network that connects our Horsham, Pennsylvania facilities with each other and the Meridian Telesis hosting facility with broadband fibers. We have also selected Yipes to establish broadband connections between our facilities in San Francisco and Palo Alto, California and a hosting facility in San Jose, California. We are also upgrading the frame wide area network that currently connects our East Coast and West Coast operations to an asynchronous transfer mode WAN. We expect this work to be completed by July 2001.

PROPRIETARY RIGHTS

     Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. Despite such protections, a third party could, without authorization, copy or otherwise appropriate information from our e-marketplaces. Our agreements with employees, consultants and others who participate in development activities could be breached. If so, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     In many instances, we rely upon license agreements for our content and technology. Such license agreements may not continue to be available to us on acceptable terms, or at all. We do not, however, believe that we are dependent upon any single licensor of technology or content.

     As of March 23, 2001, we own and use 16 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 34 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of March 23, 2001, we own and use 4 trademarks registered with various foreign patent and trademark offices and have 3 applications pending with foreign patent and trademark offices. Likewise, as of March 15, 2001, we have 11 patent applications with the PTO and we own 2,260 domain names. Generally, we cannot protect our Web addresses for our e-marketplaces as trademarks because they are considered "generic" under applicable law. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions.

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

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

     We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations are being considered and in some cases adopted (at the state and federal level) regarding:

     - user privacy;

     - freedom of expression;

     - pricing;

     - content;

     - characteristics and quality of products and services;

     - taxation;

     - advertising;

     - intellectual property rights, including domain name policies;

     - access charges; and

     - information security.

     In addition, the growth of the Internet and e-commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional consumer protection laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from e-commerce or otherwise adversely affect our business, financial condition and operating results.

     Congress has recently enacted Internet laws regarding online copyright infringement, restrictions on access to materials deemed obscene or harmful to minors, and limitations on the online collection of personal information from children under 13. Congress has also recently introduced a number of bills regarding Internet commerce, content and access, including the Internet Growth and Development Act, the Online Privacy Protection Act, the Electronic Privacy Bill of Rights Act, the Secure Online Communications Enforcement Act of 2000, the Internet Integrity and Critical Infrastructure Protection Act of 2000, the Consumer Privacy Protection Act of 2000 and the Consumer Internet Privacy Enhancement Act. Congress has not enacted any of these bills into law. It is expected that similar bills will be considered this year.

     The European Union enacted new privacy regulations in October 1998. In May 2000, the European Union member states approved a safe harbor arrangement that will be administered by the U.S. Department of Commerce and will enable U.S. organizations to comply with European privacy regulations. Nevertheless, there is uncertainty regarding the marketplace impact of these recent enactments. In addition, various jurisdictions already have enacted laws that are not specifically directed to e-commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could negatively impact our business.

     Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

     The United States Federal Trade Commission ("FTC") has taken recent action to address the treatment of data and information collected by commercial Web site operators. These actions include a recently concluded informal inquiry into whether Doubleclick, Inc. had engaged in unfair or deceptive practices as a result of Doubleclick's collection and retention of information concerning Internet users, and a recently settled direct suit against Toysmart.com for sharing user information with third parties as part of the sale of assets. We are not subject to any FTC inquiry or direct action. We do, however, collect and retain some information from users and visitors to our sites. Accordingly, depending on how the FTC proceeds with the enforcement of privacy issues, our future business practices may be materially affected, as will those of many other commercial Web site operators.

     We believe that our use of third party material on our e-marketplaces is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain. In addition, the laws relevant to "scraping" or aggregating data from a site such as ours to create a competitor site are still evolving. Until these laws are more firmly established, we could be adversely affected by such activities.

     Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission ("FCC") in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. In May 1997, however, the FCC confirmed that Internet service providers will continue to be exempt from interstate access charges. In August 1998, the Eighth Circuit Court of Appeals upheld the FCC's authority to maintain the exemption. If the FCC were to withdraw the exemption or take other action responding to telecommunications carrier concerns, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth in the use of the Internet. Any such legislation or regulation could materially adversely affect our business, financial condition and operating results.

COMPETITION

     Both the supplier relationship management and online-enabled supplier network industries are new and rapidly evolving.

     We believe that the principal competitive factors for companies seeking to create a strategic sourcing solution include: parametric demand aggregation; vendor spend analysis and rationalization; RFQ creation and response management; and quotation analysis, contract negotiation, and award. VerticalNet Solutions will likely face intensified competition in the future from various sources, including:

     - Sourcing focused vendors -- B2Emarkets, eBreviate, Emptoris, Frictionless Commerce, Perfect

     - Supply chain management vendors -- i2

     - eProcurement vendors -- Ariba, Clarus, CommerceOne, ICG Commerce

     - ERP vendors -- SAP and Oracle

     - Product data management vendors -- Enovia, Matrix One, Metaphase, PTC,
       UGS

     - Product life-cycle management vendors -- CoCreate, EAI, Enovia, NexPrise

     - Systems integration companies -- Big Five consulting companies, e-commerce consultancies

     We believe that the principal competitive factors for companies seeking to create a networked community of suppliers includes: supplier aggregation; content mapping of structured content; content management, search, and cleansing; supplier ratings and performance data; and credit, logistics, and other commerce services such as customer resource management.

     Few companies are focused on providing solutions for enabling suppliers and thereafter offering them participation in marketplaces. Therefore, most existing competition is ancillary. VerticalNet Markets will likely face intensified competition in the future from various sources, including:

     - Enterprise software providers -- Ariba, CommerceOne, i2, Oracle, PurchasePro

     - Private trading exchange vendors -- Asera

     - CRM and sell-side vendors -- Siebel, BroadVision, Art Technology,
       Vignette

     - Industry-specific independent and consortia-led marketplaces

     - Independent, hosted storefronts -- Digital Storefront, Intershop, ShopBuilder

     - Systems integration companies -- Big Five consulting companies, e-commerce consultancies

     - Horizontal communities -- Thomas Register

     Further, our potential competitors may develop enabled supplier networks that are equal or superior to ours. We also compete with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers and advertising revenue.

EMPLOYEES

     As of March 15, 2001, we had approximately 1,170 employees, of which approximately 1,070 were located in the United States and approximately 100 were located outside of the United States. These numbers take into account the following events:

     - In January 2001, we completed our sale of NECX to Converge. NECX employed approximately 450 people on the closing date.

     - In January 2001, we announced a staff reduction that resulted in a further decrease of approximately 150 employees.

     We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

EXECUTIVE AND SENIOR OFFICERS

     The following table sets forth the name, age and position of each person who was serving as an executive or senior officer as of March 15, 2001.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
EXECUTIVE OFFICERS
- -------------------------------------
Michael J. Hagan.....................  38    President, Chief Executive Officer and Director
Gene S. Godick.......................  35    Executive Vice President and Chief Financial Officer
David Kostman........................  35    President, VerticalNet International, and Chief
                                             Operating Officer, VerticalNet Markets
James W. McKenzie, Jr................  41    Executive Vice President, General Counsel and Secretary
Mark Walsh...........................  46    Chairman
SENIOR OFFICERS
- -------------------------------------
Hugo M. Daley........................  47    Vice President, Advanced Technology, VerticalNet
                                             Solutions
Michael W. Farrell...................  48    Senior Vice President, Professional Services,
                                             VerticalNet Solutions
Monica D. Haley......................  51    Vice President, Human Resources
Patricia R. Hume.....................  44    President, VerticalNet Markets
Zev Laderman.........................  40    President, VerticalNet Solutions
Nathanael V. Lentz...................  38    Senior Vice President, Strategy
James A. Mirage......................  33    Senior Vice President, Mergers and Acquisitions and
                                             Corporate Development
Venkat Raju..........................  40    Senior Vice President, Product Development,
                                             VerticalNet Solutions
David Ritter.........................  41    Senior Vice President and Chief Technology Officer,
                                             VerticalNet Solutions
Preetinder (Ruby) Sahiwal............  34    Chief Operating Officer, VerticalNet Solutions
Dwayne H. Spradlin...................  34    Senior Vice President, Strategic Alliances and Corporate
                                             Development
Nyssa L. Tussing.....................  32    Vice President, Corporate Communications
Jeff R.C. Zimmerman..................  48    Senior Vice President and Chief Customer Advocate,
                                             VerticalNet Markets

     Set forth below is biographical information about each of our executive and senior officers.

     MICHAEL J. HAGAN co-founded VerticalNet in 1995 and has served as our President and Chief Executive Officer since January 2001. He also serves as one of our directors. Since our founding, Mr. Hagan has held various executive positions with us, including Executive Vice President and Chief Operating Officer immediately before becoming President and Chief Executive Officer. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. He served at Merrill Lynch in the areas of finance, technology and accounting. Prior to that time, Mr. Hagan worked for Bristol Myers Squibb from 1988 to 1990. Mr. Hagan received a B.S. from St. Joseph's University and is a Certified Public Accountant.

     GENE S. GODICK has served as our Chief Financial Officer since June 1998 and as an Executive Vice President since July 2000. Mr. Godick served as a Senior Vice President from October 1999 to July 2000. Before joining us, he worked from 1997 until 1998 as a senior manager at KPMG LLP, where he worked in their information, communications and entertainment practice, with a focus on high technology companies. During 1997, prior to joining KPMG LLP, Mr. Godick provided consulting services, advising companies on financing and turnaround strategies. In early 1994, Mr. Godick was hired as Chief Financial Officer of Industrial Construction, Inc., a privately owned environmental remediation firm, to help that firm remedy its financial problems. Industrial Construction began experiencing financial difficulty in late 1993 due to poor project management and a slowdown in the environmental remediation industry as a whole. Mr. Godick was President and Chief Financial Officer of Industrial Construction from 1996 until 1997. Industrial Construction filed for Chapter 7 bankruptcy in May 1997 after failing to achieve profitability or generate enough cash to continue operations. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP's Enterprise Group, which provided services to emerging growth companies in high technology, biotechnology and software. Mr. Godick received a B.S. from Villanova University and is a Certified Public Accountant.

     DAVID KOSTMAN has served as our President, VerticalNet International, since July 2000 and Chief Operating Officer, VerticalNet Markets, since March 2001. From 1994 to July 2000, Mr. Kostman worked in Lehman Brothers' Investment Banking Division. At Lehman Brothers, Mr. Kostman was a Managing Director, head of the Internet B2B Group and responsible for coverage of Israeli technology companies. From 1992 to 1994, Mr. Kostman was an investment banker at N M Rothschild & Sons in London, focusing on Latin American mergers and acquisitions and privatizations. He has a law degree from Tel Aviv University and an MBA from INSEAD, Fontainebleau.

     JAMES W. MCKENZIE, JR. has served as an Executive Vice President since March 2001 and as our General Counsel and Secretary since January 2000. Mr. McKenzie was Senior Vice President from January 2000 to March 2001. From October 1995 to January 2000, Mr. McKenzie was a partner at Morgan, Lewis & Bockius LLP, where he worked in their business and finance practice, with a focus on securities law and mergers and acquisitions. Between October 1987 and September 1995, Mr. McKenzie was an associate at Morgan, Lewis & Bockius LLP. He received an A.B. from Dartmouth College, an MBA from The Wharton School at the University of Pennsylvania and a JD from the University of Pennsylvania Law School.

     MARK WALSH has served as Chairman of the board of directors since July 2000. Mr. Walsh has served as a director since August 1997 and had served as President and Chief Executive Officer from August 1997 to July 2000. Prior to joining VerticalNet, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric's online service from 1994 to 1995. He also was the President of Information Kinetics, Inc., a venture capital backed interactive information company focusing on the recruitment and classified advertising market from 1993 to 1994. He received his MBA from Harvard Business School and B.A. from Union College.

     HUGO M. DALEY has served as our Vice President, Advanced Technology, VerticalNet Solutions since September 2000 and as Vice President for Commerce Strategy of Isadra, Inc. since VerticalNet's acquisition of Isadra, Inc. in August, 1999. Before the acquisition, he had been the Chief Executive Officer and Co-Founder of Isadra, Inc. since 1996. Prior to his employment at Isadra, Inc., Mr. Daley was Technology Director at North American Integration and Development Center (NAID), UCLA from 1995 to 1996. From 1991 to 1996 Mr. Daley maintained an independent software consulting practice. He attended the Doctoral studies program in Information Science and Statistical Computing at Stanford University from 1981 to 1987. He received his M.S. from Syracuse University.

     MICHAEL W. FARRELL has served as our Senior Vice President, Professional Services, VerticalNet Solutions since September 2000 and as Senior Vice President of Tradeum, Inc. since VerticalNet's acquisition of Tradeum, Inc. in March 2000. He had served in the same role at Tradeum, Inc. prior to the acquisition since January 2000. Prior to joining Tradeum, Inc., Mr. Farrell was a partner at Deloitte Consulting from 1989 to 2000. From 1979 to 1989, he held various positions at Deloitte Consulting, from Junior Consultant to Senior Manager. He received his MBA, M.S. and B.S. from Kansas State University.

     MONICA D. HALEY has served as our Vice President, Human Resources since March 2000. Prior to joining us, Ms. Haley was a Corporate Vice President of Human Resources at Ametek, Inc. where she was employed from 1997 to 2000. Prior to her employment at Ametek, Inc. she was a Vice President of Human Resources at Subaru of America from 1992 to 1997. She held various positions at Subaru from 1984 to 1997. She received her M.S. from University of Pennsylvania and B.A. from Temple University.

     PATRICIA R. HUME has served as our President of VerticalNet Markets since November 2000. She had previously served as our Senior Vice President, Microsoft Alliance from September 2000 to November 2000. Prior to joining us, Ms. Hume was Vice President of Worldwide Indirect Sales and Marketing at the Lotus Development Corporation division of IBM where she held various executive level positions and was employed from 1980 to 2000. She received her B.S. from University of Scranton.

     ZEV LADERMAN has served as our President of VerticalNet Solutions since September 2000 and as President of Tradeum, Inc. since VerticalNet's acquisition of Tradeum, Inc. in March 2000. He had served in the same role at Tradeum, Inc. prior to the acquisition since 1999. Prior to joining us, Mr. Laderman was Executive Vice President of Global Sales & Marketing at RTS Software from 1998 to 1999. Prior to joining RTS Software, Mr. Laderman held a number of executive positions at Oracle Corporation between 1995 until 1998. His last position at Oracle was Vice President of the Industrial Sector global business unit. He holds an LLB and LLM degree in law and an MBA from the Stanford University Graduate School of Business.

     NATHANAEL V. LENTZ has served as our Senior Vice President of Strategy since August 2000. Prior to joining us, Mr. Lentz was a Vice President and Partner of Mercer Management Consulting where he was employed from 1991 to 2000. While at Mercer, Mr. Lentz was a consultant for VerticalNet. He received his MBA from Stanford University and a B.A. from Brown University.

     JAMES A. MIRAGE has served as our Senior Vice President, Mergers and Acquisitions and Corporate Development since March 2001. Between January 2000 and March 2001, Mr. Mirage served as our Vice President, Mergers and Acquisitions. Between May 1999 and January 2000 and between February 1996 and August 1998, Mr. Mirage was an associate at Morgan, Lewis & Bockius LLP, where he worked in the business and finance section, focusing on mergers and acquisitions and securities law. Between August 1998 and May 1999, he was an Associate at Berwind Financial Group, a private equity firm focused on leveraged acquisitions. He received a JD and MBA from Georgetown University and a B.A. from the University of Kansas.

     VENKAT RAJU has served as our Senior Vice President of Product Development, VerticalNet Solutions since February 2001. Prior to joining us, Mr. Raju was the Chief Technology Officer at BrightSage (a spin-off from EthnicGrocer.com) and the Chief Technology Officer of EthnicGrocer.com where he was employed from April 2000 to February 2001. Prior to joining EthnicGrocer.com, Mr. Raju was a Director & Head of E-Commerce Architecture and Development at Merrill Lynch where he was employed from May 1999 to April 2000. Prior to joining Merrill Lynch, Mr. Raju was a Vice President of Securities Processing Reengineering for E-Business at Morgan Stanley Dean Witter from June 1996 to April 1999 and also held the position of Vice President of Enterprise Application Integration. Prior to joining Morgan Stanley Dean Witter, Mr. Raju was a Group Manager at Bankers Trust where he was employed from March 1990 to May 1996. He attended the Post-Graduate program in Management & Business Administration, Boston University. He received a Bachelor of Electrical Engineering, Electronics and Computer Science from the Indian Institute of Science and a B.S. from Madras University.

     DAVID RITTER has served as our Senior Vice President and Chief Technology Officer, VerticalNet Solutions since September 2000. He had previously served as Senior Vice President and Chief Technology

Officer of VerticalNet, Inc. since January 2000. Prior to joining us, Mr. Ritter was a Senior IT Specialist at Boston Consulting Group where he was employed from April 1998 to January 2000. Prior to joining Boston Consulting Group, Mr. Ritter was a Vice President of Engineering at Firefly Networks, Inc. where he was employed from March 1996 until Firefly was acquired by Microsoft in March 1998. He attended Georgia Institute of Technology.

     PREETINDER (RUBY) SAHIWAL has served as our Chief Operating Officer of VerticalNet Solutions since September 2000 and as Chief Operating Officer of Tradeum, Inc. since VerticalNet's acquisition of that company in March 2000. Prior to joining Tradeum, Inc., Mr. Sahiwal was the Vice President of eBusiness Services for i2 Technologies where he was employed from July 1998 to December 1999. Mr. Sahiwal joined i2 Technologies from McKinsey & Company, where he was a Management Consultant from July 1996 to June 1998. He received his MBA from University of Chicago and dual B.S. in Aerospace and Mechanical Engineering from SUNY at Buffalo.

     DWAYNE SPRADLIN has served as our Senior Vice President, Strategic Alliances and Corporate Development since March 2001. He had previously served as our Vice President of Corporate Development from March 2000 to March 2001. Prior to joining us, he was a Director with PricewaterhouseCoopers from 1990 to 2000 where he worked in their eBusiness consulting practice. He received his MBA and B.A. from the University of Chicago.

     NYSSA L. TUSSING has served as our Vice President of Corporate Communications since November 2000. Prior to joining us, Ms. Tussing was the Director of Communications at Fortune where she was employed from 1999 to 2000. Prior to joining Fortune, Ms. Tussing was a Public Relations Director at CNN Financial News where she was employed from 1997 to 1999. Prior to joining CNN Financial News, Ms. Tussing was a Senior Associate at Burson-Marsteller Public Relations where she was employed from 1995 to 1997. She received her B.A. from Duke University.

     JEFF R.C. ZIMMERMAN has served as our Senior Vice President and Chief Customer Advocate, VerticalNet Markets since March 2000. Prior to joining us, Mr. Zimmerman was a Senior Vice President of Americas Customer Support Services at SAP America, Inc. where he was employed from November 1996 to March 2000. Prior to joining SAP America, Inc., Mr. Zimmerman was a Director of Business Critical Support Services from 1993 to 1996 at AT&T Global Information Solutions (formerly Teredata and NCR) and held various management positions during his employment at AT&T from 1990 to 1996. He received his Executive MBA from AT&T School of Business, BBA from Strayer University, and a B.S. in Electronic Technology from DeVry Technical Institute.

ITEM 2.  PROPERTIES

     Our corporate headquarters consists of three office facilities in Horsham, Pennsylvania. The primary facility is located at 700 Dresher Road, where we lease approximately 83,860 square feet for a monthly fee of approximately $98,000 under a lease that expires in August 2009. The second facility, which we opened in November 2000, is located at 507 Prudential Road, where we currently lease approximately 55,000 square feet for a monthly fee of approximately $75,000 under a lease that expires in July 2009. We ultimately expect to lease approximately 83,150 square feet for a monthly fee of approximately $115,000 under this lease. The third facility is located at 650 Dresher Road, where we sublease approximately 30,130 square feet from GMAC Commercial Mortgage Corporation for a monthly fee of approximately $45,000. The sublease expires in May 2003, and we are currently in the process of closing that office and assigning employees in that space to the 700 Dresher Road and 507 Prudential Road facilities. Other material offices we leased as of March 15, 2001 are located in Greensboro, North Carolina; London, England; Palo Alto, California; San Francisco, California; Jerusalem, Israel; Sandton, South Africa and Washington, D.C.

     We maintain most of our computer systems in a leased Web-hosting facility in Philadelphia, Pennsylvania. We entered into a one year services agreement relating to the facility that expires on or about December 31, 2001. The monthly fee under that agreement is $61,870.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "VERT." The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                              -------   ------
FISCAL YEAR 1999
  First Quarter (from February 11, 1999)....................  $ 27.13   $ 8.75
  Second Quarter............................................    35.00    14.17
  Third Quarter.............................................    28.77    14.63
  Fourth Quarter............................................    86.00    19.86
FISCAL YEAR 2000
  First Quarter.............................................  $138.88   $67.50
  Second Quarter............................................    59.75    28.00
  Third Quarter.............................................    62.05    30.25
  Fourth Quarter............................................    32.63     4.53

     The share price data set forth above reflect two separate two-for-one stock splits, each effected in the form of a stock dividend. The record dates for the stock splits were August 9, 1999 and March 17, 2000.

     At March 16, 2001, we had 685 shareholders of record.

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. Additionally, under the terms of our Series A preferred stock, we may not declare or pay, or set aside funds to pay, any dividend or other distribution to the holders of our common stock or any other security ranking junior to our Series A preferred stock unless we have previously declared or paid, or set aside funds to pay, all dividends for preceding dividend periods to which the holders of our Series A preferred stock are entitled.

     On October 25, 2000, we issued 122,250 shares of our common stock valued at approximately $3,125,000 upon the achievement of earnout targets related to our acquisition of American IC Exchange. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that he, she or it was acquiring the shares without a view to distribution and was afforded an opportunity to review all of our publicly filed documents and to ask questions and receive answers from our officers.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Item 8), as well as Management's Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                2000        1999       1998      1997      1996
                                              ---------   --------   --------   -------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues..................................  $ 112,454   $ 18,428   $  3,135   $   792   $  285
  Net loss from continuing operations.......   (202,330)   (52,589)   (13,594)   (4,779)    (709)
  Basic and diluted net loss per common
     share from continuing operations.......  $   (2.50)  $  (0.84)  $  (1.32)  $ (0.47)  $(0.07)
  Pro forma basic and diluted net loss per
     common share from continuing
     operations(1)..........................  $   (2.50)  $  (0.79)  $  (0.32)  $ (0.19)  $(0.05)

                                                                AS OF DECEMBER 31,
                                                   ---------------------------------------------
                                                     2000       1999      1998      1997    1996
                                                   --------   --------   -------   ------   ----
                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Total assets...................................  $923,284   $318,981   $12,343   $2,104   $637
  Long-term debt.................................    45,287    116,750     5,352      400    167
  Redeemable preferred stock.....................    94,760         --        --       --     --

- ---------------
(1) Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from convertible preferred stock issued prior to our initial public offering as if converted at the original issuance date. All of such convertible preferred stock was converted into our common stock on the date of our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this report.

OVERVIEW

     Following the NECX.com LLC ("NECX") acquisition in December 1999, management segmented our business into two operating segments consisting of vertical trade communities (currently referred to as e-marketplaces) and the electronics exchange business. In September 2000, we announced plans to organize our business into three strategic business units: VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges. Due to the early stage of VerticalNet Solutions' operations and our need to determine the allocation of resources between VerticalNet Markets and VerticalNet Solutions, management continued to operate and measure the performance of VerticalNet Markets and VerticalNet Solutions as one unit for the remainder of fiscal 2000. Management expects to have the ability to begin evaluating VerticalNet Solutions as a separate segment in the first quarter of 2001. On December 19, 2000, management entered into an agreement to sell NECX, which together with two other acquisitions, constituted the VerticalNet Exchanges business segment. Therefore, all results of this segment have been reflected as a discontinued operation.

     During the year ended December 31, 2000, we substantially enhanced the composition of our senior management team, consummated several acquisitions and entered into a contract to sell our VerticalNet Exchanges segment. In fiscal 2001, we intend to focus on balancing revenue growth and achieving profitability. Over the last several months, we have streamlined our operations by removing several unprofitable initiatives from our business, and we expect to continue reviewing our operations and looking for opportunities to reduce costs and improve our operating margins. We will look to streamline operations or reduce headcount if the revenues expected from our product and service offerings do not materialize.

     VerticalNet Markets operates 59 industry-specific e-marketplaces through which we provide hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses. These e-marketplaces act as industry-specific comprehensive sources of information, interaction and electronic commerce, and are expected to focus increasingly on offering supplier enablement products and channel management solutions for public and private e-marketplaces. Each e-marketplace focuses on a single business sector and caters to individuals with similar professional interests. We have designed our e-marketplaces to attract technical and purchasing professionals with specialized product requirements and purchasing authority or influence.

     VerticalNet Solutions offers software solutions to industry alliances, independent net market makers and global 2000 enterprises. VerticalNet Solutions' e-marketplace solutions offer a comprehensive and innovative open platform, multiple market mechanisms and transaction types, multi-party system interaction and a broad range of buy- and sell-side services, integrated with tools for community and content development and market design. In addition, VerticalNet Solutions is developing and offering software solutions that focus on direct materials procurement targeted towards discrete manufacturing processes within large enterprises. As part of this offering, VerticalNet Solutions expects to deliver a supplier relationship management application suite to automate (and better enable) supplier sourcing decision analysis, provide for collaborative execution of contract fulfillment and monitor supplier performance. VerticalNet Solutions' product offerings are complemented by a complete set of professional service offerings.

     Subsequent to management's decision to sell the VerticalNet Exchanges business unit, the majority of our fiscal 2000 revenue was generated from two primary sources attributable to our VerticalNet Markets business unit: e-enablement and e-commerce; and advertising and services. For the year ended December 31, 2000, approximately $7.9 million of revenue was generated from software licensing, related professional services and other business operations services.

     E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as the services are performed. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized upon receipt of payment. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

     Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we develop co-branded sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element to the extent it is objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

     Revenues from software licensing, related professional services and other business operations services are generally accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, revenues and costs are recognized based on the labor hours incurred to date, compared to total estimated labor hours over the term of the contract using the percentage of completion method.

     For the year ended December 31, 2000, revenues of approximately $47.1 million, $57.5 million and $7.9 million were derived from e-commerce and e-enablement; advertising and services; and software licensing, professional services and related operating services, respectively. We are expecting significant software licensing and professional services revenue growth from our VerticalNet Solutions segment with the signing of the three-year software licensing and professional services agreement with Converge.

     At December 31, 2000, we had an accumulated deficit of $384.1 million. The table below illustrates the loss from continuing operations attributable to common shareholders (including preferred dividends) and loss attributable to common shareholders, which includes discontinued operations, during the specified periods:

                                                              LOSS FROM
                                                        CONTINUING OPERATIONS        LOSS
                                                           ATTRIBUTABLE TO      ATTRIBUTABLE TO
                                                               COMMON               COMMON
                        PERIOD                              SHAREHOLDERS         SHAREHOLDERS
                        ------                          ---------------------   ---------------
                                                                     (IN MILLIONS)
Year ended December 31, 2000..........................         $207.6               $316.6
Year ended December 31, 1999..........................           52.6                 53.5
Year ended December 31, 1998..........................           13.6                 13.6
Year ended December 31, 1997..........................            4.8                  4.8

     The losses from continuing operations and accumulated deficit have resulted primarily from our lack of revenues relative to the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and in-process research and development charges, and other costs incurred for the development of e-marketplaces, horizontal business services and software products, as well as sales and marketing for the e-marketplaces and other businesses we have acquired. We expect to continue to incur significant operating losses for the foreseeable future. Although we have experienced greater revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never maintain or increase revenues or generate an operating profit.

SALE OF VERTICALNET EXCHANGES (NECX)

     On December 19, 2000, we entered into a definitive agreement to sell our VerticalNet Exchanges business unit (also referred to as "NECX") to Converge, Inc. ("Converge"), an independent marketplace that serves the high-tech supply-chain community. VerticalNet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of RW Electronics and American IC Exchange in March 2000 and July 2000, respectively. We completed the sale on January 31, 2001. In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity, respectively. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. Based on a preliminary calculation performed on January 31, 2001, the closing date, VerticalNet paid $6.5 million to Converge. This cash payment is subject to further adjustment based on a final calculation of NECX's closing date net worth and working capital following a post-closing audit. We expect to pay Converge an additional $6.0 million based on the final net worth and working capital adjustment calculation.

     We will use the fair value of NECX of approximately $215.0 million, as determined by an independent appraisal, to record our investment in Converge. In addition, we used this amount in determining the loss on disposition of approximately $82.0 million, which includes estimated losses of $9.0 million through January 2001. This loss is reflected separately in our consolidated statement of operations. The investment in Converge will be accounted for under the cost method of accounting for investments.

     In connection with the sale of NECX to Converge in January 2001, we settled the remaining earnout provisions in the American IC Exchange acquisition by issuing 1,101,549 shares of our common stock valued at approximately $10.0 million.

     The sale of the VerticalNet Exchanges segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of this segment have been shown separately as a discontinued operation, and all prior periods have been restated.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $112.5 million for the year ended December 31, 2000 and $18.4 million for the year ended December 31, 1999. The increase in revenues resulted primarily from:

     - the Microsoft commercial agreement, which was primarily responsible for the increase in the number of storefronts on our e-marketplaces from approximately 2,900 as of December 31, 1999 to approximately 18,700 as of December 31, 2000; and

     - additional revenues generated by our horizontal business services, such as asset remarketing, training and education and career services.

     At December 31, 2000 and 1999, we had deferred revenues of $57.3 million and $9.8 million, respectively. Our deferred revenue balance is primarily associated with e-enablement and advertising revenue.

Approximately $37.1 million of our deferred revenue balance at December 31, 2000 relates to our commercial arrangement with Microsoft.

     Editorial and Operational Expenses. Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, product costs (including costs of professional services provided to customers), depreciation, amortization of internally developed software and other related operating costs. Editorial and operational expenses were $43.8 million for the year ended December 31, 2000 and $8.6 million for the year ended December 31, 1999. Expenses increased by:

     - $11.7 million for salaries and benefits of operating and editorial personnel;

     - $10.1 million for direct product costs, including costs of professional services provided to our VerticalNet Markets and VerticalNet Solutions customers; and

     - $13.4 million for other related operating costs.

     Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our Microsoft arrangement, as well as maintaining the increasing number of features and functionalities that have been added to our e-marketplaces and horizontal business services. Direct product costs increased due to our growth in the asset remarketing and training and education businesses in which, under certain circumstances, we take title to the goods being sold. We expect professional services costs to increase as we grow the VerticalNet Solutions business, specifically in relation to our contract with Converge.

     Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $34.2 million for the year ended December 31, 2000 and $7.4 million for the year ended December 31, 1999. Expenses increased by:

     - $14.1 million for salaries and benefits;

     - $8.1 million for consulting expenses; and

     - $4.6 million for other expenditures.

     This increase in product development expenses resulted primarily from increased staffing and consulting costs to develop and enhance the features, content and services of our e-marketplaces, as well as developing software products related to our VerticalNet Markets' community building technology and development of the acquired technology of Tradeum and Isadra. Product development is critical to attaining our goals. However we do not expect significant increases due to our ability to leverage our product development efforts for both the VerticalNet Markets and VerticalNet Solutions business segments.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $80.6 million for the year ended December 31, 2000 and $25.3 million for the year ended December 31, 1999. Expenses increased by:

     - $29.4 million for advertising, including barter expense;

     - $18.5 million for salaries, commissions and benefits; and

     - $7.4 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased sales commissions and increased expenses related to promoting the new businesses and services we have acquired or created. We expect sales and marketing expenses will continue to grow as we pursue our growth strategy.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business and corporate development personnel, as well as support services and professional service fees. General and administrative expenses were $56.9 million (including $5.6 million of non-recurring items related to terminated deal costs and obsolete software) for the year ended December 31, 2000 and $10.6 million for the year ended December 31, 1999. Expenses increased by:

     - $17.5 million for salaries and benefits;

     - $7.4 million for professional fees;

     - $5.3 million for facility costs; and

     - $16.1 million for other general and administrative costs, including non-recurring items.

     These increases resulted primarily from increased staffing levels, higher facility costs, including those incurred as a result of newly acquired businesses, and professional fees to support the growth of our infrastructure and business operations.

     Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions and the amortization of deferred costs related to the issuance of warrants and Series A preferred stock to Microsoft (see Note 13 to our consolidated financial statements). Amortization periods for goodwill and other intangible assets are 36 months and range from 24 to 36 months, respectively. Amortization expense was $139.8 million (including $1.7 million of deferred cost amortization related to Microsoft) for the year ended December 31, 2000 and $6.8 million for the year ended December 31, 1999. The increase in amortization expense is primarily attributable to the acquisitions we completed during the year ended December 31, 2000.

     Goodwill Impairment. We recorded an impairment charge of approximately $11.5 million related to goodwill based on our analysis of projected undiscounted cash flows (see Note 6 to our consolidated financial statements).

     In-Process Research and Development Charge. In March 2000, we incurred a one-time in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

     Other Income and Expenses. For the year ended December 31, 2000, other income (expenses) includes:

                                                              (IN MILLIONS)
Net gain on investments(1)..................................     $ 73.5
Conversion payment to debt holders(2).......................      (11.2)
Equity in loss of affiliates................................       (2.8)
                                                                 ------
                                                                 $ 59.5
                                                                 ======

- ---------------
(1) During 1999, we entered into discussions with Tradex Technologies, Inc. regarding a possible licensing arrangement. Although we could not reach agreement on the terms of a licensing arrangement, we acquired $1.0 million of equity in Tradex in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. ("Ariba") and we received 566,306 shares of Ariba in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million (see Note 7 to our consolidated financial statements). Additionally, we recorded an impairment charge of $6.4 million for an other than temporary decline in the fair value of cost method investments (see Note 7 to our consolidated financial statements).

(2) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the debt holders (see Note 11 to our consolidated financial statements).

     Interest Income, Net. Interest income, net of expense, includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest income was $2.6 million (net of $3.5 million of expense) for the year ended December 31, 2000 and $1.3 million (net of $2.1 million of expense) for the year ended December 31, 1999. Interest income increased as a result of the cash we received from the issuance of Series A preferred stock in April 2000 and the forward sale of our Ariba investment in July 2000 (see Note 8 to our consolidated financial statements). We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period because of our outstanding convertible debt.

     Preferred Stock Dividends. For the year ended December 31, 2000, preferred stock dividends and accretion were approximately $5.3 million. As of December 31, 2000, cumulative dividends of $4.5 million have been earned by the holder of our Series A preferred stock. In August 2000, dividends of $1.5 million were paid to Microsoft through the issuance of additional shares of our Series A Preferred Stock. The remaining $3.0 million remains payable as of December 31, 2000. The dividends may be paid in cash, additional shares of Series A Preferred Stock or common stock, at our option. The preferred stock dividend amount also includes approximately $0.8 million of accretion (see Note 13 to our consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $18.4 million for the year ended December 31, 1999 and $3.1 million for the year ended December 31, 1998. The increase in revenues resulted primarily from:

     - the increase in storefronts from approximately 1,300 as of December 31, 1998 to approximately 2,900 as of December 31, 1999; and

     - the increase in e-marketplaces from 33 as of December 31, 1998 to 55 as of December 31, 1999.

     At December 31, 1999, we had deferred revenues of $9.8 million.

     Editorial and Operational Expenses. Editorial and operational expenses were $8.6 million for the year ended December 31, 1999 and $3.2 million for the year ended December 31, 1998. Expenses increased by:

     - $4.6 million for salaries and benefits; and

     - $0.8 for other expenditures.

     Increases were primarily related to additional personnel required to maintain a larger number of e-marketplaces.

     Product Development Expenses. Product development expenses were $7.4 million for the year ended December 31, 1999 and $1.4 million for the year ended December 31, 1998. Expenses increased by:

     - $3.7 million for salaries and benefits;

     - $1.3 million for consulting expenses; and

     - $1.0 million for other expenditures.

     This increase in expenses resulted primarily from increased staffing and the costs of enhancing the features, content and services of our e-marketplaces, as well as increasing the overall number of e-marketplaces. In 1999, we began capitalizing certain internal software development costs as required by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     Sales and Marketing Expenses. Sales and marketing expenses were $25.3 million for the year ended December 31, 1999 and $7.9 million for the year ended December 31, 1998. Expenses increased by:

     - $7.0 million for advertising, including barter expense;

     - $7.9 million for salary, commissions and benefits, and

     - $2.5 million for travel and entertainment expenses (including tradeshow attendance) and other expenses.

     This was primarily due to increasing the number of sales and marketing personnel, increased sales commissions and increased expenses related to promoting our e-marketplaces.

     General and Administrative Expenses. General and administrative expenses were $10.6 million for the year ended December 31, 1999 and $3.8 million for the year ended December 31, 1998. Expenses increased by:

     - $1.6 million for salaries and benefits;

     - $0.9 million for professional fees;

     - $1.8 million for facility costs; and

     - $2.5 for other general and administrative costs.

     These increases were due primarily to increased staffing levels, higher facility costs, including supporting offices of newly acquired businesses, and professional fees to support the growth of our infrastructure.

     Amortization Expense. Amortization of goodwill and identified intangible assets was $6.8 million for the year ended December 31, 1999 and $0.3 million for the year ended December 31, 1998. The increase in amortization expense is attributable primarily to the acquisitions we completed during the year ended December 31, 1999.

     In-Process Research and Development Expense. In August 1999, we incurred a one-time in-process research and development charge of $13.6 million in connection with the acquisition of Isadra.

     Interest Income, Net. Interest income, net of expense, includes income from our cash and cash equivalents and from investments and expenses related to our financing obligations. We incurred net interest expense of $0.1 million (net of $0.2 million of interest income) for the year ended December 31, 1998 and generated net interest income of $1.3 million (net of $2.1 million of interest expense) for the year ended December 31, 1999. The net increase is due to the higher investment balances held during fiscal year 1999 from cash raised in the initial public offering and our convertible debt offering. Interest expense increased during the period because of our outstanding convertible debt.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain results of operations data for the eight quarters ended between March 31, 1999 and December 31, 2000. The information for each quarter has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period. All prior periods have been restated due to the discontinued operations treatment for the sale of our VerticalNet Exchanges segment.

                                                         THREE MONTHS ENDED
                             --------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                               1999        1999         1999            1999         2000        2000
                             ---------   --------   -------------   ------------   ---------   --------
Revenues...................   $ 1,934    $ 3,551      $  5,182        $  7,761     $ 12,863    $ 24,445
Operating loss.............    (5,756)    (7,476)      (26,296)        (14,405)     (32,412)    (73,125)
Income (loss) from
  continuing operations....    (5,608)    (6,761)      (25,827)        (14,393)      46,699     (82,767)
Income (loss) from
  discontinued
  operations...............        --         --            --            (891)      (4,606)     (2,931)
Estimated loss on disposal
  of discontinued
  operations...............        --         --            --              --           --          --
Income (loss) attributable
  to common shareholders,
  including effect of
  preferred stock dividends
  and
  accretion................    (5,608)    (6,761)      (25,827)        (15,284)      42,093     (87,148)
Basic net income (loss) per
  common share:
  Continuing operations....   $ (0.14)   $ (0.10)     $  (0.38)       $  (0.20)    $   0.62    $  (1.01)
  Discontinued
    operations.............        --         --            --           (0.01)       (0.06)      (0.04)
  Estimated loss on
    disposal of
    discontinued
    operations.............        --         --            --              --           --          --
                              -------    -------      --------        --------     --------    --------
                              $ (0.14)   $ (0.10)     $  (0.38)       $  (0.21)    $   0.56    $  (1.05)
                              =======    =======      ========        ========     ========    ========
Diluted net income (loss)
  per common share:
  Continuing operations....   $ (0.14)   $ (0.10)     $  (0.38)       $  (0.20)    $   0.49    $  (1.01)
  Discontinued
    operations.............        --         --            --           (0.01)       (0.04)      (0.04)
  Estimated loss on
    disposal of
    discontinued
    operations.............        --         --            --              --           --          --
                              -------    -------      --------        --------     --------    --------
                              $ (0.14)   $ (0.10)     $  (0.38)       $  (0.21)    $   0.45    $  (1.05)
                              =======    =======      ========        ========     ========    ========

                                  THREE MONTHS ENDED
                             ----------------------------
                             SEPTEMBER 30,   DECEMBER 31,
                                 2000            2000
                             -------------   ------------
Revenues...................    $ 34,455       $  40,690
Operating loss.............     (73,176)        (85,635)
Income (loss) from
  continuing operations....     (74,560)        (91,702)
Income (loss) from
  discontinued
  operations...............          68         (19,549)
Estimated loss on disposal
  of discontinued
  operations...............          --         (81,968)
Income (loss) attributable
  to common shareholders,
  including effect of
  preferred stock dividends
  and
  accretion................     (76,014)       (195,511)
Basic net income (loss) per
  common share:
  Continuing operations....    $  (0.88)      $   (1.07)
  Discontinued
    operations.............          --           (0.23)
  Estimated loss on
    disposal of
    discontinued
    operations.............          --           (0.93)
                               --------       ---------
                               $  (0.88)      $   (2.23)
                               ========       =========
Diluted net income (loss)
  per common share:
  Continuing operations....    $  (0.88)      $   (1.07)
  Discontinued
    operations.............          --           (0.23)
  Estimated loss on
    disposal of
    discontinued
    operations.............          --           (0.93)
                               --------       ---------
                               $  (0.88)      $   (2.23)
                               ========       =========

     The amounts previously reported on Forms 10-Q and Form 10-K differ from the amounts reported above due to our December 19, 2000 agreement to sell our VerticalNet Exchanges segment to Converge (see Note 4 to our consolidated financial statements).

     Our operating results have varied on a quarterly basis during our short operating history and may fluctuate significantly in the future. In addition, the results of any quarter do not indicate results to be expected for a full fiscal year. Finally, our annual or quarterly results of operations may be below the expectations of public market analysts or investors, in which case the market price of our common stock could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our primary source of liquidity consisted of cash, cash equivalents and highly liquid, high-quality debt instruments acquired primarily with the proceeds from our issuance of the Series A preferred stock and warrants to Microsoft for $99.9 million (net of issuance costs) in April 2000 (see Note 13 to our consolidated financial statements) and our $75.0 million accounts receivables securitization facility (see Note 4 to our consolidated financial statements). Our intent is to make the majority of such funds readily available for operating purposes. At December 31, 2000, we had cash and cash equivalents and short-term investments totaling approximately $145.2 million, compared to $51.8 million at December 31, 1999.

     Net cash provided by operating activities was $13.6 million for the year ended December 31, 2000. Net cash provided by operating activities consisted of net operating losses and increases in accounts receivable and prepaid expenses, offset by increases in deferred revenues, accounts payable and accrued expenses. The large increase in deferred revenues is related primarily to our commercial agreement with Microsoft.

     Net cash used in investing activities was $28.1 million for the year ended December 31, 2000. Cash from investing activities include the sale and maturities of available-for-sale securities of $52.6 million (net of purchases of such securities) and acquisitions of $15.2 million, net of cash acquired. Cash used in investing activities included capital expenditures and capitalized software costs of $29.0 million, investments made in companies accounted for under the equity or cost method of $19.0 million, restricted cash of $9.9 million and investing activities of discontinued operations of $38.0 million. The capital expenditures consisted primarily of the purchase of office furniture, computer hardware, communications equipment and costs capitalized in connection with the internal development of software. We have generally funded our capital expenditures through funds generated from operations and the use of capital leases and expect to continue to do so in the foreseeable future.

     Net cash provided by financing activities was $130.6 million for the year ended December 31, 2000. Net cash provided by financing activities consist of net proceeds from the issuance of the Series A preferred stock and warrants of $99.9 million, proceeds from the forward sale of our Ariba investment of $47.4 million (see Note 8 to our consolidated financial statements) and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $28.8 million. Cash used in financing activities include payments made for capital leases of $2.1 million and financing activities of discontinued operations of $43.4 million related to lines of credit borrowings and repayments. Due to current market conditions, proceeds from the exercise of employee stock options and stock purchase plan transactions are expected to decrease.

     In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004, with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On April 7, 2000, the Securities and Exchange Commission declared effective a registration statement covering the convertible subordinated debentures and the shares of our common stock underlying the debentures. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date though September 26, 2002. In April 2000, certain holders of the debentures converted approximately $93.3 million of the debentures into 4,664,750 shares of our common stock. We made a conversion inducement payment of $11.2 million to the holders. We recorded as a reduction of additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of the debt converted to equity (see
Note 11 to our consolidated financial statements).

     In March 2000, we entered into an agreement with Microsoft with respect to a strategic relationship (see Note 9 to our consolidated financial statements). As part of the strategic relationship, in April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of shares of our Series A preferred stock, which are initially convertible into 1,151,080 shares of our common stock, and the warrants described below. On April 1, 2010, at the election of the holder of the Series A preferred stock, we must redeem all outstanding shares of Series A preferred stock at a specified price. In addition, at our option, each share of Series A preferred stock will be subject to redemption at a calculated price if certain conditions are met. The warrants Microsoft received entitle Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances (see Note 13 to our consolidated financial statements).

     In July 2000 we formed a Japanese joint venture, VerticalNet Japan, with Softbank. During the year ended December 31, 2000 we contributed approximately $1.9 million to the joint venture. Through March 15, 2001, we made additional contributions of approximately $1.7 million. Our remaining maximum funding obligation is approximately 400 million Yen (approximately $3.3 million as of March 15, 2001) to the joint venture through its first two years of operations.

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba (see Note 8 to our consolidated financial statements). Under these contracts, we pledged our shares of Ariba common stock to the counterparty for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some within the business-to-business e-commerce industry, have experienced difficulty in raising additional capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies operating in the Internet business-to-business e-commerce sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999 and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and based on the price of our common stock at that time. Based on our periodic reviews to determine if the carrying value of goodwill and other intangible assets is impaired, we recorded a goodwill impairment charge of approximately $11.5 million during the quarter ended December 31, 2000. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material. While we currently believe that the recorded amount of goodwill and other intangible assets is not impaired, a significant write-down or write-off may be required in the future.

     As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. Additionally, we expect that our acquisitions will have a negative impact on our liquidity and cash flow in the near term as we integrate acquired businesses with ours. We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Our contractual arrangements include a three-year software licensing and professional services agreement with Converge for approximately $108.0 million (see Note 21 to our consolidated financial statements) and a commercial arrangement with Microsoft (see Note 9 to our consolidated financial statements). Expected cash flows from these two arrangements, net of cash payments we are required to make, are approximately $92.2 million, $40.1 million and $30.0 million in 2001, 2002 and 2003, respectively. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that our liquid assets will be sufficient to fund our operations or that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

ACQUISITIONS

     We intend to continue to pursue acquisitions that complement our existing products and services. We evaluate prospective acquisitions by assessing whether the business or asset broadens the scope of services we offer, enhances our presence in existing or new markets, offers technology that would allow us to better serve our clients or offers the opportunity to enhance revenues as well as profitability.

TRADEUM

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. ("Tradeum") for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of our common stock, valued at approximately $325.0 million and 1,426,148 employee options to purchase our common stock, valued as of the date of acquisition at approximately $122.6 million, based on an independent valuation. A portion of the common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $452.6 million was allocated to in-process research and development, existing technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future uses (see Note 3 to our consolidated financial statements). The existing technology, assembled workforce and goodwill are being amortized on a straight-line basis over 36 months.

VERTICALNET EUROPE

     In June 2000, we formed VerticalNet Europe B.V. ("VerticalNet Europe"), a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. ("ICG"). The joint venture was funded with 109.5 million Euros (approximately $114.7 million as of the closing date) from the three partners. We contributed to VerticalNet Europe approximately $6.8 million in cash and intellectual property independently valued at approximately $120.0 million for the operation of e-marketplaces within Europe for a 56% ownership interest in VerticalNet Europe. Additionally, VerticalNet Europe and BT created VerticalNet UK Ltd. as part of the joint venture agreement.

     Our ownership of VerticalNet Europe increased from 56% to 72% on December 29, 2000 when VerticalNet Europe redeemed some of its shares held by BT. Due to minority shareholder governance provisions in the original agreement, we were accounting for VerticalNet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended giving us control over VerticalNet Europe's operations. Accordingly, we have consolidated VerticalNet Europe in our consolidated balance sheet at December 31, 2000 and will begin consolidating VerticalNet Europe's operations starting January 1, 2001. The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.4 million was allocated to goodwill. Additionally in December 2000, VerticalNet Europe obtained full ownership of VerticalNet UK Ltd.

OTHER 2000 ACQUISITIONS

     During the year ended December 31, 2000, we completed six additional acquisitions, including Career Mag, Leasend, J.M. Computer Services, BidLine, FedAmerica and Oralis. The aggregate purchase price of these acquisitions was approximately $5.3 million in cash and 474,060 shares of common stock valued at approximately $36.8 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of net assets acquired of approximately $41.6 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions are not material to our financial position or results of operations.

ISADRA

     In August 1999, we acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million in cash, 2,000,000 shares of common stock valued at approximately $37.8 million, based on an independent valuation, and 81,526 options to purchase our common stock, valued at approximately $1.5 million at the date of acquisition using the Black-Scholes model. The common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. In connection with this transaction, we agreed to lend up to $1.0 million to Isadra prior to the closing of this transaction. As of the acquisition date, we had advanced Isadra approximately $1.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill in the amounts of approximately $13.6 million, $2.1 million, $0.5 million and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use (see Note 3 to our consolidated financial statements). The existing technology and assembled work force are being amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months.

OTHER 1999 ACQUISITIONS

     During the year ended December 31, 1999, we completed nine additional acquisitions, including Safety Online, Techspex, Oillink, ElectricNet, LabX Technologies, Industry OnLine, CertiSource, GovCon and TextileWeb. The aggregate purchase price for these acquisitions was approximately $3.9 million in cash and 781,488 shares of common stock valued at approximately $27.9 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $33.0 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions are not material to our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133, as amended, to have a material impact on our results of operations, financial position and cash flows.

     The Emerging Issues Task Force ("EITF") has begun discussion on Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. Issues currently being addressed by an EITF working group include: (a) determining when elements of multiple-element arrangements should be evaluated separately; (b) allocation of consideration to the individual elements; and (c) accounting for certain direct costs incurred related to the arrangement. No consensuses have been reached yet on these issues. However, because we engage in these types of transactions, we anticipate that guidance ultimately issued by the EITF on this issue may impact us in the future.

SUBSEQUENT EVENTS

     In January 2001, we sold $15.0 million of our common stock to Sumitomo. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

     In January 2001, as part of a strategic and organizational initiative, we announced a workforce reduction of approximately 150 employees. Employee termination and facility closing costs will result in a one-time restructuring charge of approximately $2.0 to $3.0 million in the first quarter of 2001. We expect this reduction to generate savings of approximately $11.0 million on an annualized basis.

     In December 2000, we entered into a three-year software licensing and professional services contract with Converge, valued at approximately $108.0 million. Performance under the contract began in January 2001 following the closing of the NECX sale. The agreement provides for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. The agreement also includes a commitment to link Converge with each of our 14 technology-focused e-marketplaces.

     Pursuant to agreements entered into with the shareholders of VerticalNet Europe, our percentage ownership of VerticalNet Europe increased to approximately 90% in the first quarter of 2001. We paid approximately $6.4 million in cash and issued 4,993,173 shares of our common stock to BT, as well as entered into a put and call agreement whereby we can buy BT's remaining investment in VerticalNet Europe at any time and BT may put its investment to us at any time after the first anniversary of the date of the agreement. In 2001, ICG had a portion of its VerticalNet Europe shares redeemed and sold the remaining portion directly to us for approximately $2.3 million.

     On March 16, 2001, we issued an aggregate grant of approximately 13.4 million stock options to our employees. These options vest quarterly over a two year period starting on May 15, 2001.

     In connection with the sale of NECX, a total of 3.0 million non-vested options were forfeited. Additionally, we expect approximately 1.5 million vested options to expire unexercised.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

     In addition to the information included elsewhere in this report, the following factors should be carefully considered when evaluating our business and future prospects.

     Our limited operating history and evolving revenue model make it difficult to predict our future operating results and evaluate our future prospects.

     We launched our first e-marketplace in October 1995. This relatively limited operating history, together with our evolving revenue model and rapid changes in our target markets, makes predicting our future operating results and evaluating our future prospects very difficult. For the year ended December 31, 2000, an overwhelming percentage of our overall revenues were generated from VerticalNet Markets' operations, primarily from sales of storefronts, e-commerce centers and advertising on our e-marketplaces. In the foreseeable future, we expect to continue generating a significant percentage of our overall revenues from VerticalNet's Markets' operations, while generating additional revenues from software licensing, professional services and business operations services. We may not be able to sustain our current revenues or generate additional revenues as expected. If we do not sustain our current revenues or generate additional revenues from each of our business units, our business, financial condition and operating results will suffer.

     We may never generate operating profit.

     As of December 31, 2000, our accumulated deficit was $384.1 million. For the year ended December 31, 2000, we sustained a $316.6 million net loss attributable to common shareholders (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

     We may not develop significant revenues from software licensing and related services, which could adversely affect our future revenue growth and ability to achieve profitability.

     One of the many challenges we face in growing future revenues and achieving profitability is the successful refocusing of our efforts on developing, enhancing and promoting our software solutions and related services. If we do not generate significant additional revenues from software licensing and related services, our business, financial condition and operating results will be impaired. Our ability to generate additional revenues depends on the overall demand for software solutions and related services, as well as general economic and business conditions. Suppressed demand for software solutions and related services caused by a weakening economy may result in our revenues growing less than expected or even declining. We cannot assure you that we will be able to develop, enhance or promote our software solutions and related services effectively, whether as a result of general economic conditions or otherwise.

     If we cannot reduce or contain our expenses, our operating results will suffer.

     Our limited operating history and our evolving revenue model make it difficult to predict our future operating expenses. If we cannot reduce or contain our expenses, our operating results will suffer. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. In addition, as we continually refine our business strategies, we may find it necessary to increase operating expenses to achieve our business goals. However, we may not be successful in identifying and eliminating redundancies between our two business units, as well as in streamlining our overall operations as necessary to reduce our expenses, so as to offset any such increases in our operating expenses.

     Fluctuations in our quarterly operating results may cause our stock price to decline.

     Our quarterly operating results are difficult to forecast and could vary significantly. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied on as indicators of future performance. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall.

     We expect that our quarterly operating results will fluctuate significantly due to various factors, many of which are beyond our control, including:

     - anticipated lengthy sales cycles for our products;

     - the size and timing of individual license transactions;

     - intense and increased competition in our target markets;

     - our ability to develop, introduce and market new products and services, as well as enhancements to our existing products and services, on a timely basis;

     - the level of demand for our products and services;

     - risks associated with past and future acquisitions;

     - management of our growth; and

     - the seasonality of our revenues and user traffic.

If we generate additional revenues from software licensing and related services as intended, our quarterly operating results will be substantially dependent on orders booked and shipped in that quarter. Any delay in the recognition of revenue for any of our license transactions could likewise cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels.

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. Similarly, our quarterly results may also fluctuate if we determine that a decline in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities. During the year ended December 31, 2000, we recorded an aggregate of $6.4 million in impairment charges for other than temporary declines in the fair value of several of our cost method investments.

     If our strategic relationships with Microsoft and Converge do not provide the benefits we expect, our business will be materially and adversely affected.

     If we are ultimately unable, for any reason, to realize the benefits we expect from our strategic relationships with Microsoft and Converge, our business, financial condition and results of operations will be materially and adversely affected. We believe these relationships are critical to our success because they offer the possibility for further acceptance and validation of our business strategy and model and opportunities to generate additional revenues in each our current revenue streams: software licensing and related services; e-commerce and e-enablement, and advertising and services. In particular, the Microsoft relationship offers the possibility of additional users of our e-marketplaces, whereas the Converge relationship is our first material software development and licensing transaction with a private exchange. However, we may never generate any significant additional revenues or realize any of the other benefits expected from these relationships. For example, if a significant percentage of businesses fail to renew the storefronts or e-commerce centers that were purchased on their behalf by Microsoft or if we fail to enter in other material software development and licensing transactions, our financial condition and operating results will be adversely affected.

     To reap any such benefits, we must first fulfill our obligations in these relationships, which include, among other things, building and assisting with the distribution of storefronts and e-commerce centers, in the case of Microsoft, and providing software maintenance, professional services and support services for the licensed software and for platform and community building, in the case of Converge. Meeting these obligations has required, and may continue to require, substantial resources on our part, including retraining existing employees and hiring additional personnel. It may also be necessary for our management and other key personnel to divert their attention from other aspects of our business in order to focus on our implementation of these relationships and to ensure that our other strategic relationships take them into account. Additionally, if we fail to meet the performance goals established under these relationships, we will need to pay additional amounts to Microsoft, while Converge may avoid paying any further license and development fees to us and we will need to pay additional material amounts to Converge. Accordingly, if we fail to realize the anticipated benefits from these relationships, the resulting material adverse effect on our business would be magnified by our dedication of substantial resources to these relationships, the loss of revenues and the payment of monetary penalties.

     We anticipate lengthy sales and implementation cycles for our software offerings.

     In our VerticalNet Solutions unit, we anticipate our sales cycles to average approximately six to nine months. In selling our products, we are asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing computer systems, functionality and reliability, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers are exacerbated by worsening economic conditions in general and in our target markets.

     We expect to rely on third parties to implement our products.

     We expect to rely increasingly on third parties to implement our products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. A number of our competitors have significantly more well-established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

     New versions and releases of our products may contain errors or defects.

     Our products may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in new releases and new products after their introduction. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and defects in new releases or new products after they are shipped or released.

     Our target markets are evolving and characterized by rapid technological change, which we may not be able to keep pace with.

     The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our e-marketplaces and introduce and deliver new product and service offerings and new releases. We may fail to improve or enhance our e-marketplaces or introduce and deliver new releases or new offerings on a timely and cost-effective manner basis or at all. In addition, we have experienced delays in improving and enhancing our e-marketplaces and in introducing and delivering new product offerings and releases in the past. If we experience similar delays in the future, or if our improvements, enhancements, offerings or releases do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third party technologies useful in our business, which we may not to be able to do.

     We may ultimately be unable to compete in the markets for the products and services we offer.

     The markets for our products and services are intensely competitive. Increased competition may result in reduced margins and loss of market share, either of which would seriously harm our business. We expect the intensity of competition in our target markets to increase as the amount of e-commerce transacted over the Internet grows, current competitors expand their product and service offerings and new competitors enter the market.

     We are facing increased competition in each of our strategic business units:

     - VerticalNet Markets. Several companies offer competitive e-marketplaces and supplier enablement and channel management applications. We expect that additional companies will offer competing e-marketplaces on a standalone or portfolio basis because competitors can launch new Web sites at a relatively low cost. We also compete for a share of a customer's advertising budget with online services and traditional off-line media, such as print publications and trade associations.

     - VerticalNet Solutions. As we implement our strategy regarding licensing e-commerce and e-marketplace software and providing related professional and business operations services, we are facing competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers.

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

     We may not realize any return on, and may even suffer a complete loss of, our equity interests in Converge and our strategic partners.

     Our sale of NECX resulted in our becoming the largest stockholder in Converge, which is a privately-held company. Additionally, we are increasingly asked to acquire equity interests, generally ranging from $500,000 to $3.0 million in any given instance, in companies with whom we form strategic relationships. We may never realize any return on our equity interests in Converge or these other entities. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business, financial condition and operating results. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to equity interests in our strategic partners (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of strategic relationships, rather than reinvesting those funds directly in our own business, may ultimately cause our business to suffer.

     Acquisitions may negatively impact our business.

     We have grown, and plan to continue to grow, our business through acquisitions that complement our existing products and services. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted. We may not be able to identify additional suitable businesses that are available for sale at reasonable prices or on reasonable terms. Even if we are able to identify appropriate acquisition candidates, we may not be able to negotiate the terms of any acquisition successfully, finance the acquisition or integrate the acquired business (including its products, services, technologies or personnel) into our existing business operations.

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

     - to pay for acquisitions, we may be required to incur debt or may issue equity securities, which may be dilutive to existing shareholders;

     - we may not realize any return on our investment in the acquired companies and may even lose our entire investment and incur significant additional losses;

     - our share price could decline following the market's reaction to our acquisitions;

     - our amortization expense will increase as a result of acquisitions; and

     - our interest deductions may be disallowed for federal income tax purposes.

     If our advertising revenues decline, our business would suffer.

     We currently rely on revenues generated from the sale of advertising on our e-marketplaces for a material portion of our revenues. If we are not able to increase or even maintain our current level of advertising revenues, our business may suffer. Our ability to increase or maintain our advertising revenues depends on many factors, including, without limitation:

     - general economic conditions and their impact on demand for online advertising;

     - acceptance of the Internet as a legitimate, effective and measurable medium for advertising and e-commerce;

     - the development of a large base of users on our e-marketplaces who possess demographic characteristics attractive to advertisers;

     - changes in industry pricing practices for advertising; and

     - the evolving focus of our sales and marketing efforts.

     Other factors could also adversely affect our advertising revenues and, thus, impair our business, financial condition and operating results. For example, widespread use of "filter" software programs that limit access to our storefronts and other hosted solutions from the Internet user's browser could deter companies from advertising on the Internet. Additionally, no standards have been widely accepted to measure the effectiveness of Internet advertising. If such standards do not develop, companies may not continue their current levels of Internet advertising, or if they are not currently advertising on the Internet, they may be reluctant to do so.

     For some of our customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the year ended December 31, 2000, approximately $9.4 million, or 8.3%, of our reported revenue was generated by barter advertising arrangements.

     The content on our e-marketplaces may not attract a significant number of users with demographic characteristics valuable to advertisers.

     Our future success depends in part upon our ability to deliver compelling Internet content that will attract a significant number of users with demographic characteristics valuable to advertisers. Our inability to deliver Internet content that attracts a loyal user base with demographic characteristics attractive to advertisers could impair our business, financial condition and operating results. We face the challenge of delivering content that is attractive to users in an environment characterized by rapidly changing user preferences, as well as the ease with which users can freely navigate and instantly switch among a large number of Web sites, many of which offer content that may be more attractive than ours. If we cannot consistently anticipate or respond quickly to changes in user preferences or distinguish our content from that offered on other Web sites, we may never attract a significant number of users with demographic characteristics that advertisers are seeking.

     Our failure to build and maintain relationships with third-party content providers may impair our operating results.

     We have relied on, and expect to rely increasingly on, third parties, such as freelance authors, trade publications and news wires, to provide content for our e-marketplaces. It is critical to our business that we maintain and build existing and new relationships with content providers. However, we may not be able to do so, which could result in decreased traffic on our e-marketplaces and decreased advertising revenues. Many of our agreements with content providers are for initial terms of one to two years. Content providers may choose not to renew the agreements or terminate the agreements early if we do not fulfill our contractual obligations. Moreover, like our existing agreements with some of our content providers, our new and renewal agreements for third-party content may be non-exclusive, which means that competitors may offer the same content we offer or similar content. Additionally, the terms of any new or renewal agreements we enter into may be less favorable to us than our existing agreements. In particular, as competition for content increases, the licensing fees we pay to our content providers may correspondingly increase, which would negatively impact our operating results.

     If we do not develop the "VerticalNet" brand and our other brands, our revenues could decrease.

     To be successful, we must establish and strengthen the brand awareness of the "VerticalNet" brand and our other brands. If our brand awareness is weakened, it could decrease the attractiveness of our products and services to our suppliers, buyers and users, which could result in decreased revenues. We believe that brand recognition will become increasingly important in the future with the growing number of Internet sites and e-commerce solution providers. If customers do not begin to associate secondary meaning with our brands, then our ability to gain market share will be diminished, which could impair our business, financial condition and operating results.

     If we are unable to provide our suppliers, buyers and users with accurate product information, our e-commerce strategy will not succeed.

     To enable suppliers to conduct e-commerce through our e-marketplaces, we currently are responsible for loading suppliers' product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products and to update this information promptly when it changes. The actual loading of these products in our database may be delayed, depending upon a number of factors, including the formatting of the data provided to us and our ability to further automate and expand our operations to load this data accurately in our product database.

     We are generally obligated under our supplier agreements to load and update product data into our database within a specified period of time following its delivery. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may not be useful to our customers and users and may even expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. Any resulting exposure to liability or decreased adoption and use of our e-marketplaces could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

     If our suppliers do not provide professional, safe and timely delivery of products to customers, our business will be harmed.

     We rely on our suppliers to deliver products to customers in a professional, safe and timely manner. If our suppliers do not deliver products to customers in this manner, then our service will not meet user expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our e-marketplaces, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.

     Managing our rapid growth effectively is difficult.

     We have rapidly and significantly expanded our operations by adding new products and services, hiring new employees and acquiring new businesses. This growth has placed, and is expected to continue to place, a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. If we fail to implement systems, train and manage our employees or integrate our recent and future acquisitions successfully, our business, financial condition and operating results could be negatively impacted.

     Our business is susceptible to numerous risks associated with international operations.

     We are subject to a number of risks and uncertainties associated with our international business activities. These risks and uncertainties generally include:

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

     Our international operations are difficult to manage and may not succeed.

     We have undertaken several international initiatives, including VerticalNet Europe and our VerticalNet Japan joint venture with SOFTBANK E-COMMERCE CORP., and have hired senior management to oversee our international operations. We intend to strengthen our presence in our target international markets. However, this strategy may fail if we cannot create or sustain international demand for our evolving business model and the products and services we offer. Moreover, in entering into our target international markets, we have partnered with companies who have the experience and relationships in those markets. However, as we pursue our strategy of strengthening our global presence, we have increased our control over some of the initiatives we have undertaken. Thus, we are increasingly becoming less dependent on our joint venture partners that have more experience and relationships than we do in these markets. Our relative lack of experience and relationships could adversely affect our international operations, which would in turn negatively impact our overall business, financial condition and operations. Pursuing this strategy will likewise continue to require significant management attention and financial resources and could have a similar negative effect.

     Risk of failure of our computer and communications hardware systems increases without back-up facilities.

     The performance of our computer and communications hardware systems is critical to our business and reputation, as well as our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our e-marketplaces and other hosted applications to be unavailable may reduce their attractiveness to users, buyers and suppliers and could impair our business, financial condition and operating results. We do not currently have back-up or redundant facilities for our computer or communications hardware systems.

     Our interests may conflict with those of Internet Capital Group, our largest shareholder, which may affect our business strategy and operations negatively.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At March 16, 2001, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 25.8%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. As of March 16, 2001, only one member of our executive management team had an employment agreement.

     Our success also depends on having a highly trained technical staff, sales force and customer service organization. We will need to continue to hire personnel with the skill sets necessary to operate our business as we refine our business strategies and as our business grows. Competition for personnel, particularly for employees with technical expertise, is intense. A shortage in the number of trained technical personnel, salespeople and customer service professionals could limit our ability to design, develop and implement our products, increase sales of our existing products and services and make new sales as we offer new products and services. Ultimately, our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

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

     - buyers and suppliers may be unwilling to use online vendors due to security and confidentiality concerns;

     - increased government regulation or taxation may adversely affect the viability of e-commerce;

     - insufficient availability of, or changes in, telecommunication services could result in slower response times or inconsistent service quality;

     - online transactions generally lack the human contact that offline transactions offer; and

     - lack of availability of cost-effective, high-speed Internet service.

     Security risks and concerns may deter the use of the Internet for conducting e-commerce.

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our business. We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our e-marketplaces. We currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a supplier's information. We also use encryption technology, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers in commerce transactions.

     Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more prevalent, our suppliers will become more concerned about security. Our failure to address these concerns adequately could impair our business, financial condition and operating results.

     Limited Internet infrastructure may harm our business.

     The significant growth of Internet traffic over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. These problems are caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If our existing or potential suppliers and users experience frequent outages or delays on the Internet, our business may grow more slowly than we expect or even decline. Our ability to grow our business is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential suppliers, buyers and users. If improvements in the infrastructure supporting both the Internet and the internal networks of our users, buyers and suppliers are not made timely, we may have difficulty obtaining new customers or maintaining our existing ones, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.

    We may not be able to protect our proprietary rights and may infringe the proprietary rights of others.

     Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. Generally, our domain names for our e-marketplaces cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright, trademark, patent and trade secret protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.

     We may be subject to legal liability for publishing or distributing content over the Internet.

     Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content they offer. We may be subject to legal claims relating to the content on our e-marketplaces, or the downloading and distribution of such content. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, some of the content provided on our e-marketplaces is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.

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

     We currently rely upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to our business during the entire transaction. However, our reliance on our suppliers may not be sufficient to protect our legal interests. For example, if we are held to be a seller or a distributor of regulated products because we took legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit. We are unable to verify that our suppliers have in the past complied, or will in the future comply, with all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to potentially severe civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us directly. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified supplier, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through us. We do not maintain any reserve for potential liabilities resulting from government regulation.

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

     As of December 31, 2000, we had approximately $22.7 million in long term debt (including our outstanding 5 1/4% convertible subordinated debentures). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

     We may require additional capital for our operations, which we may not be able to raise or, even if we do, could have dilutive and other negative effects on our shareholders.

     We currently anticipate that our cash on hand, current investments (including equity interests in other entities) and other available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we cannot assure that these resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and shareholders may experience additional dilution. These securities may also have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations adequately, promote our brand identity, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, financial condition and results of operations.

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

     As of March 15, 2001, the holders of up to approximately 27,353,408 shares of common stock, warrants to purchase 2,127,038 shares of common stock and 101,450 shares of Series A preferred stock, which are convertible into approximately 1,167,770 shares of common stock, have demand and/or piggyback registration rights. Under the terms of the Series A preferred stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A preferred stock or shares of common stock, rather than paying cash dividends. As of December 31, 2000, cumulative dividends of $4.5 million had been earned by the holder of our Series A preferred stock, of which $1.5 million were paid in the form of additional shares of Series A preferred stock and the remainder of which are accrued and remain payable. The shares of common stock underlying any dividended shares of Series A preferred stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock.

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

     The stock market in general, and the market for stocks of Internet-related and technology companies in particular, have been highly volatile. The market price of our common stock and our daily trading volume have been, and will likely continue to be, similarly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, many of these companies' stocks have also recorded lows well below their historical highs. Our stock may not trade at the same levels as other Internet-related or technology stocks.

     Factors that could cause such volatility may include, among other things:

     - general economic conditions, including suppressed demand for technology and related services;

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - new products or services;

     - changes in financial estimates by securities analysts;

     - conditions or trends in business-to-business usage of the Internet or the software and related services industry;

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

     As of December 31, 2000, our portfolio investments consisted of $123.8 million in cash and cash equivalents and $20.9 million in available-for-sale debt instruments included in short-term investments. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2000 would have decreased by less than $0.5 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. As of December 31, 2000, we had recorded a $6.4 million impairment charge for an other than temporary decline in fair value of certain of our cost method investments. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of December 31, 2000, the fair market value of these investments included in short-term and long-term investments was $23.3 million.

     In connection with Ariba, Inc.'s acquisition of Tradex Technologies, Inc., we received Ariba common stock (see Notes 7 and 8 to our consolidated financial statements). In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba's common stock to the counterparty for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Our risk of loss in the event of nonperformance by the counterparty under the forward sales contract is not considered to be significant. Although the forward sales contract exposes us to market risk, fluctuations in the fair value of this contract are mitigated by expected offsetting fluctuations in the value of the pledged securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Consolidated Financial Statements:
  Independent Auditors' Report..............................     50
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................     51
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................     52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................     53
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2000, 1999 and 1998...     54
  Consolidated Statements of Other Comprehensive Loss for
     the years ended December 31, 2000, 1999 and 1998.......     56
  Notes to Consolidated Financial Statements................     57

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of VerticalNet, Inc.:

     We have audited the accompanying consolidated balance sheets of VerticalNet, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows, shareholders' equity (deficit) and other comprehensive loss for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VerticalNet, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Philadelphia, Pennsylvania
February 13, 2001, except for the
last two paragraphs of Note 21,
which are as of March 16, 2001

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  123,803   $  7,636
  Short-term investments....................................      21,349     44,131
  Accounts receivable, net of allowance for doubtful
    accounts of $2,072 in 2000 and $802 in 1999.............      31,932     10,101
  Prepaid expenses and other assets.........................      37,264      4,148
                                                              ----------   --------
         Total current assets...............................     214,348     66,016
                                                              ----------   --------
Property and equipment, net.................................      32,398      8,031
Net assets of discontinued operations.......................     215,000    151,755
Goodwill, net of accumulated amortization of $144,485 in
  2000 and $6,452 in 1999...................................     380,721     55,672
Other intangibles, net of accumulated amortization of $4,530 in 2000 and
  $645 in 1999..............................................       7,620      3,305
Long-term investments.......................................      22,861     16,885
Other investments...........................................      17,543      6,700
Other assets................................................      32,793     10,617
                                                              ----------   --------
         Total assets.......................................  $  923,284   $318,981
                                                              ==========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   10,821   $  2,510
  Accrued expenses..........................................      67,251     10,184
  Deferred revenues.........................................      57,323      9,768
  Other current liabilities.................................       1,597      1,372
                                                              ----------   --------
         Total current liabilities..........................     136,992     23,834
                                                              ----------   --------
Long-term debt..............................................         952      1,750
Other long-term liabilities.................................      22,630         --
Convertible notes...........................................      21,705    115,000
                                                              ----------   --------
         Total liabilities..................................     182,279    140,584
                                                              ----------   --------
Commitments and contingencies (see Note 12)
Minority interest...........................................      40,843         --
                                                              ----------   --------
Series A 6.00% convertible redeemable preferred stock, $.01
  par value, 250,000 shares authorized, 101,450 shares
  issued in 2000 plus accrued dividends of $3,066
  (liquidation value of $104,516), none issued in 1999......      94,760         --
                                                              ----------   --------
Shareholders' equity:
  Preferred stock, $.01 par value, 9,750,000 shares
    authorized, none issued in 2000 and 1999................          --         --
  Common stock, $.01 par value, 1,000,000,000 shares
    authorized, 88,047,949 shares issued in 2000 and
    72,120,866 shares issued in 1999........................         880        721
  Common stock to be issued.................................          --     99,546
  Additional paid-in capital................................   1,004,149    151,875
  Deferred compensation.....................................        (363)      (601)
  Accumulated other comprehensive loss......................     (14,370)      (219)
  Accumulated deficit.......................................    (384,089)   (72,773)
                                                              ----------   --------
                                                                 606,207    178,549
  Treasury stock at cost, 656,356 shares in 2000 and 649,936
    shares in 1999..........................................        (805)      (152)
                                                              ----------   --------
         Total shareholders' equity.........................     605,402    178,397
                                                              ----------   --------
         Total liabilities and shareholders' equity.........  $  923,284   $318,981
                                                              ==========   ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues....................................................  $ 112,454   $ 18,428   $  3,135
                                                              ---------   --------   --------
Costs and Expenses:
  Editorial and operational.................................     43,750      8,611      3,238
  Product development.......................................     34,178      7,396      1,404
  Sales and marketing.......................................     80,578     25,303      7,895
  General and administrative................................     56,924     10,637      3,824
  Amortization expense......................................    139,841      6,814        283
  Goodwill impairment.......................................     11,530         --         --
  In-process research and development charge................     10,000     13,600         --
                                                              ---------   --------   --------
Operating loss..............................................   (264,347)   (53,933)   (13,509)
                                                              ---------   --------   --------
Other income (expense)......................................     59,460         --         --
Interest income (expense), net..............................      2,557      1,344        (85)
                                                              ---------   --------   --------
Net loss from continuing operations.........................   (202,330)   (52,589)   (13,594)
Discontinued operations:
  Loss from operations of the VerticalNet Exchanges
     segment................................................    (27,018)      (891)        --
  Estimated loss on disposal of the VerticalNet Exchanges
     segment, including provision for operating losses of
     $9,050 for the period prior to closing.................    (81,968)        --         --
                                                              ---------   --------   --------
Net loss....................................................   (311,316)   (53,480)   (13,594)
Preferred stock dividends and accretion.....................     (5,264)        --         --
                                                              ---------   --------   --------
Loss attributable to common shareholders....................  $(316,580)  $(53,480)  $(13,594)
                                                              =========   ========   ========
Basic and diluted net loss per common share:
  Continuing operations.....................................  $   (2.50)  $  (0.84)  $  (1.32)
  Loss from discontinued operations.........................      (0.32)     (0.02)        --
  Estimated loss on disposal of discontinued operations.....      (0.99)        --         --
                                                              ---------   --------   --------
  Net loss per common share.................................  $   (3.81)  $  (0.86)  $  (1.32)
                                                              =========   ========   ========
Weighted average common shares outstanding used in basic and
  diluted per share calculation.............................     83,127     62,391     10,282
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss....................................................  $(311,316)  $(53,480)  $(13,594)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation, amortization and other noncash charges......    165,567      8,718        838
  Loss on disposal of fixed assets..........................         --         31         --
  Loss from equity method investments.......................      2,769         --         --
  Loss on disposal of discontinued operations...............     81,968         --         --
  Net gain on investment....................................    (79,875)        --         --
  In-process research and development charges...............     10,000     13,600         --
  Discontinued operations -- working capital changes and
    noncash charges.........................................    109,778      7,609         --
Change in assets, net of effect of acquisitions:
  Accounts receivable.......................................    (21,172)    (7,741)    (1,058)
  Prepaid expenses and other assets.........................    (13,904)    (6,874)    (1,085)
Change in liabilities, net of effect of acquisitions:
  Accounts payable..........................................      5,495        528        581
  Accrued expenses..........................................     17,128      7,156      1,403
  Deferred revenues.........................................     47,146      7,033      1,250
                                                              ---------   --------   --------
      Net cash provided by (used in) operating activities...     13,584    (23,420)   (11,665)
                                                              ---------   --------   --------
Investing activities:
  Acquisitions, net of cash acquired........................     15,231    (61,898)    (1,858)
  Purchase of available-for-sale investments................    (88,975)  (195,043)        --
  Purchase of cost and equity method company investments....    (19,011)    (6,700)        --
  Proceeds from sale and redemption of available-for-sale
    investments.............................................    141,569    133,783         --
  Discontinued operations -- investing activities...........    (38,008)    (5,287)        --
  Restricted cash...........................................     (9,900)    (1,220)        --
  Advances..................................................         --       (965)      (556)
  Capital expenditures......................................    (28,972)    (5,052)      (484)
                                                              ---------   --------   --------
      Net cash used in investing activities.................    (28,066)  (142,382)    (2,898)
                                                              ---------   --------   --------
Financing activities:
  Borrowings under line of credit...........................         --         --      2,000
  Loans from related party..................................         --         --      6,550
  Repayments of line of credit..............................         --     (2,000)    (2,500)
  Repayments of related party loans.........................         --         --       (100)
  Proceeds from forward sale................................     47,441         --         --
  Principal payments on long-term debt and obligations under
    capital leases..........................................     (2,083)    (1,507)      (222)
  Discontinued operations -- financing activities...........    (43,393)        --         --
  Net proceeds from issuance of common stock in initial
    public offering.........................................         --     58,459         --
  Net proceeds from convertible debt issuance...............         --    110,870         --
  Net proceeds from issuance of convertible preferred stock
    and warrants............................................     99,900         --     13,742
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................     28,784      1,953          1
                                                              ---------   --------   --------
      Net cash provided by financing activities.............    130,649    167,775     19,471
                                                              ---------   --------   --------
Net increase in cash........................................    116,167      1,973      4,908
Cash and cash equivalents--beginning of period..............      7,636      5,663        755
                                                              ---------   --------   --------
Cash and cash equivalents--end of period....................  $ 123,803   $  7,636   $  5,663
                                                              =========   ========   ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest (includes
     conversion payment to debt holders of approximately
     $11.2 million in 2000).................................  $  14,917   $    301   $    199
                                                              =========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
    Equipment acquired under capital leases.................  $     736   $  3,120   $    384
    Issuance of common stock as consideration for
     acquisitions...........................................    620,336     67,155        160
    Common stock to be issued as consideration for an
     acquisition............................................         --     99,546         --
    Issuance of common stock as consideration for private
     placement fees.........................................         --         --        150
    Issuance of warrants in connection with debt
     refinancing............................................         --         --        200
    Warrant exercises.......................................        653         92         --
    Preferred dividends.....................................      5,264         --         --
    Conversion of convertible debt, notes and related party
     loans to common stock..................................     90,400      5,000      1,550

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                     PREFERRED STOCK     COMMON STOCK                    ADDITIONAL
                                    -----------------   ---------------   COMMON STOCK    PAID-IN       DEFERRED
                                    SHARES    AMOUNT    SHARES   AMOUNT   TO BE ISSUED    CAPITAL     COMPENSATION
                                    ------   --------   ------   ------   ------------   ----------   ------------
Balance, December 31, 1997........   3,248   $     32   10,107    $101      $     --     $    3,202      $  --
Issuance of Series D preferred
  stock, net of issuance costs....   4,558         46       --      --            --         15,090         --
Issuance of common stock as
  consideration for private
  placement fees..................      --         --      228       2            --            148         --
Issuance of fully vested options
  to non-employees................      --         --       --      --            --             19         --
Shares issued as consideration for
  acquisitions....................      --         --      194       2            --            158         --
Exercise of options...............      --         --        9      --            --              1         --
Unearned compensation.............      --         --       --      --            --            670       (670)
Amortization of unearned
  compensation....................      --         --       --      --            --             --         76
Issuance of warrants
  in connection with
  debt financing..................      --         --       --      --            --            200         --
Net loss..........................      --         --       --      --            --             --         --
                                    ------   --------   ------    ----      --------     ----------      -----
Balance, December 31, 1998........   7,806         78   10,538     105            --         19,488       (594)
                                    ------   --------   ------    ----      --------     ----------      -----
Conversion to common stock........  (7,806)       (78)  38,939     389            --           (311)        --
Sale of common stock in initial
  public offering.................      --         --   16,100     161            --         58,126         --
Common stock to be issued.........      --         --       --      --        99,546             --         --
Notes converted to
  common stock....................      --         --    1,250      13            --          4,987         --
Exercise of options...............      --         --    2,215      22            --          1,358         --
Shares issued through employee
  stock
  purchase plan...................      --         --      143       2            --            571         --
Shares issued as consideration for
  acquisitions....................      --         --    2,788      28            --         67,127         --
Exercise of warrants..............      --         --      148       1            --             91         --
Unearned compensation.............      --         --       --      --            --            438       (495)

                                    ACCUMULATED OTHER                                 TOTAL
                                      COMPREHENSIVE     ACCUMULATED   TREASURY    SHAREHOLDERS'
                                          LOSS            DEFICIT      STOCK     EQUITY (DEFICIT)
                                    -----------------   -----------   --------   ----------------
Balance, December 31, 1997........      $     --         $  (5,699)    $ (60)       $  (2,424)
Issuance of Series D preferred
  stock, net of issuance costs....            --                --        --           15,136
Issuance of common stock as
  consideration for private
  placement fees..................            --                --        --              150
Issuance of fully vested options
  to non-employees................            --                --        --               19
Shares issued as consideration for
  acquisitions....................            --                --        --              160
Exercise of options...............            --                --        --                1
Unearned compensation.............            --                --        --               --
Amortization of unearned
  compensation....................            --                --        --               76
Issuance of warrants
  in connection with
  debt financing..................            --                --        --              200
Net loss..........................            --           (13,594)       --          (13,594)
                                        --------         ---------     -----        ---------
Balance, December 31, 1998........            --           (19,293)      (60)            (276)
                                        --------         ---------     -----        ---------
Conversion to common stock........            --                --        --               --
Sale of common stock in initial
  public offering.................            --                --        --           58,287
Common stock to be issued.........            --                --        --           99,546
Notes converted to
  common stock....................            --                --        --            5,000
Exercise of options...............            --                --        --            1,380
Shares issued through employee
  stock
  purchase plan...................            --                --        --              573
Shares issued as consideration for
  acquisitions....................            --                --        --           67,155
Exercise of warrants..............            --                --       (92)              --
Unearned compensation.............            --                --        --              (57)

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)
                                 (IN THOUSANDS)

                                     PREFERRED STOCK     COMMON STOCK                    ADDITIONAL
                                    -----------------   ---------------   COMMON STOCK    PAID-IN       DEFERRED
                                    SHARES    AMOUNT    SHARES   AMOUNT   TO BE ISSUED    CAPITAL     COMPENSATION
                                    ------   --------   ------   ------   ------------   ----------   ------------
Amortization of unearned
  compensation....................      --         --       --      --            --             --        488
Net loss..........................      --         --       --      --            --             --         --
Other comprehensive loss..........      --         --       --      --            --             --         --
                                    ------   --------   ------    ----      --------     ----------      -----
Balance, December 31, 1999........      --         --   72,121     721        99,546        151,875       (601)
                                    ------   --------   ------    ----      --------     ----------      -----
Issuance of warrants..............      --         --       --      --            --         18,007         --
Issuance of Series A 6.00%
  convertible redeemable preferred
  stock...........................     100     89,496       --      --            --             --         --
Series A 6.00% convertible
  redeemable preferred stock
  dividends issued................       1      1,450       --      --            --         (1,450)        --
Series A 6.00% convertible
  redeemable preferred stock
  dividends accrued and
  accretion.......................      --      3,814       --      --            --         (3,814)        --
Reclassification of Series A 6.00%
  convertible redeemable preferred
  stock (see Note 13).............    (101)   (94,760)      --      --            --             --         --
Conversion of convertible debt....      --         --    4,665      46            --         90,354         --
Exercise of options...............      --         --    3,806      38            --         26,003         --
Shares issued through employee
  stock purchase plan.............      --         --      113       1            --          2,742         --
Shares issued as consideration for
  acquisitions....................      --         --    7,186      72       (99,546)       719,810         --
Exercise of warrants..............      --         --      157       2            --            651         --
Unearned compensation.............      --         --       --      --            --            (29)        29
Amortization of unearned
  compensation....................      --         --       --      --            --             --        209
Net loss..........................      --         --       --      --            --             --         --
Other comprehensive loss..........      --         --       --      --            --             --         --
                                    ------   --------   ------    ----      --------     ----------      -----
Balance, December 31, 2000........      --   $     --   88,048    $880      $     --     $1,004,149      $(363)
                                    ======   ========   ======    ====      ========     ==========      =====

                                    ACCUMULATED OTHER                                 TOTAL
                                      COMPREHENSIVE     ACCUMULATED   TREASURY    SHAREHOLDERS'
                                          LOSS            DEFICIT      STOCK     EQUITY (DEFICIT)
                                    -----------------   -----------   --------   ----------------
Amortization of unearned
  compensation....................            --                --        --              488
Net loss..........................            --           (53,480)       --          (53,480)
Other comprehensive loss..........          (219)               --        --             (219)
                                        --------         ---------     -----        ---------
Balance, December 31, 1999........          (219)          (72,773)     (152)         178,397
                                        --------         ---------     -----        ---------
Issuance of warrants..............            --                --        --           18,007
Issuance of Series A 6.00%
  convertible redeemable preferred
  stock...........................            --                --        --           89,496
Series A 6.00% convertible
  redeemable preferred stock
  dividends issued................            --                --        --               --
Series A 6.00% convertible
  redeemable preferred stock
  dividends accrued and
  accretion.......................            --                --        --               --
Reclassification of Series A 6.00%
  convertible redeemable preferred
  stock (see Note 13).............            --                --        --          (94,760)
Conversion of convertible debt....            --                --        --           90,400
Exercise of options...............            --                --        --           26,041
Shares issued through employee
  stock purchase plan.............            --                --        --            2,743
Shares issued as consideration for
  acquisitions....................            --                --        --          620,336
Exercise of warrants..............            --                --      (653)              --
Unearned compensation.............            --                --        --               --
Amortization of unearned
  compensation....................            --                --        --              209
Net loss..........................            --          (311,316)       --         (311,316)
Other comprehensive loss..........       (14,151)               --        --          (14,151)
                                        --------         ---------     -----        ---------
Balance, December 31, 2000........      $(14,370)        $(384,089)    $(805)       $ 605,402
                                        ========         =========     =====        =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss....................................................  $(311,316)  $(53,480)  $(13,594)
Unrealized loss on investments..............................    (44,088)      (219)        --
Unrealized gain on forward sale.............................     29,768         --         --
Foreign currency translation adjustment.....................        169         --         --
                                                              ---------   --------   --------
Comprehensive loss..........................................  $(325,467)  $(53,699)  $(13,594)
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

     During the year ended December 31, 2000, VerticalNet, Inc. ("VerticalNet" or referred to as "we," "us" and other similar expressions), through its subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments through three strategic business units:

     - VerticalNet Markets operates 59 industry-specific e-marketplaces through which we provide hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses.

     - VerticalNet Solutions offers software solutions to industry alliances, independent net market makers and global 2000 enterprises.

     - VerticalNet Exchanges focused on trading electronic components and hardware in open and spot markets.

     On December 19, 2000, we entered into an agreement to sell our VerticalNet Exchanges business unit. Therefore, the operating results of this unit have been reflected as a discontinued operation. Additionally, the net assets of this unit are reflected as net assets of discontinued operations (see Note 4).

     VerticalNet was founded on July 28, 1995 and completed its initial public offering (the "IPO") of 16,100,000 shares of its common stock at $4.00 per share (on a post-split basis) on February 17, 1999. Net proceeds were approximately $58.3 million (net of underwriters' commissions and offering expenses of $6.1 million).

     As we continue to grow, we expect to utilize cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our growth. Additionally, we expect that our acquisitions will have a negative impact on our liquidity and cash flow in the near term as we integrate acquired businesses with ours. We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Our contractual arrangements include a three-year software licensing and professional services agreement with Converge, Inc. (see Note 21) and a commercial arrangement with Microsoft (see
Note 9). Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that our liquid assets will be sufficient to fund our operations or that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     Our consolidated financial statements include the financial statements of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     VerticalNet's ownership of VerticalNet Europe B.V. ("VerticalNet Europe") increased from 56% to 72% on December 29, 2000 when VerticalNet Europe redeemed some of its shares held by British Telecommunications, plc ("BT"). Due to minority shareholder governance provisions in the original agreement, we previously were accounting for VerticalNet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended, giving us control over VerticalNet Europe's operations. Accordingly, we have consolidated VerticalNet Europe in our consolidated balance sheet at December 31, 2000 and will begin consolidating VerticalNet Europe's operations starting January 1, 2001.

                               VERTICALNET, INC.

REVENUE RECOGNITION

     Subsequent to management's decision to sell the VerticalNet Exchanges segment, the majority of our fiscal 2000 revenue was generated from two primary sources attributable to our VerticalNet Markets segment: e-enablement and e-commerce; and advertising and services. For the year ended December 31, 2000, approximately $7.9 million of revenue was generated from software licensing, related professional services and other business operations services.

     E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as the services are performed. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees, are recognized upon receipt of payment. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

     Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we develop co-branded sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element to the extent it is objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

     Revenues from software licensing, related professional services and other business operations services are generally accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, revenues and costs are recognized based on the labor hours incurred to date, compared to total estimated labor hours over the term of the contract using the percentage of completion method.

     At December 31, 2000 and 1999, approximately $4.2 million and $3.0 million that is included in the respective accounts receivable balance was unbilled due to customer payment terms.

     Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 99-17, Accounting for Barter Advertising Transactions, barter transactions are recorded at the estimated fair value of the advertisements given, based on recent historical cash transactions. Barter revenue is recognized when the advertising impressions or other services are delivered to the customer and advertising expense is recorded when the advertising impressions or other services are received from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions,

                               VERTICALNET, INC.

a liability is recorded, and if we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheets. For the years ended December 31, 2000, 1999 and 1998, we recognized approximately $9.4 million, $3.8 million and $0.7 million of advertising revenues, respectively, and $7.7 million, $3.0 million and $0.5 million of advertising expenses, respectively, from barter transactions. We have recorded approximately $2.3 million and $1.0 million in prepaid expenses related to barter transactions as of December 31, 2000 and 1999, respectively.

EDITORIAL AND OPERATIONAL EXPENSES

     Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, Internet connection charges, depreciation, purchased content, product costs (including costs of professional services provided to customers) and other related operating costs, which are expensed as incurred.

PRODUCT DEVELOPMENT

     Product development costs consist primarily of salaries and benefits, consulting and other related expenses, which are expensed as incurred.

ADVERTISING COSTS

     We expense advertising costs as incurred. Advertising expenses, exclusive of barter advertising discussed above, were approximately $32.4 million, $4.3 million and $1.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash, money market investments and other highly liquid investments with maturities of three months or less.

RESTRICTED CASH

     Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2000, we had approximately $7.9 million and $3.7 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet. At December 31, 1999, we had approximately $1.2 million of restricted cash classified in non-current other assets.

INVESTMENTS

     We account for debt securities and marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These available-for-sale investments are classified as short-term and long-term investments on the consolidated balance sheet and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and other than temporary declines in fair value, if any, on available-for-sale securities are reported in other income (expense), as incurred.

     We hold equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments on the consolidated balance sheet and are accounted for under the cost method since our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over the investees. For the years ended December 31, 2000 and 1999, we recognized revenue of $5.3 million and $1.4 million, respectively, from commercial arrangements with cost method investees. For these non-publicly traded investments, our policy is to regularly review the market conditions

                               VERTICALNET, INC.

and the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values.

     We have investments in privately owned companies whose results are not consolidated, but over whom we exercise significant influence. These investments are accounted for under the equity method of accounting and included in other investments on the consolidated balance sheet. Determining whether we exercise significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors, as well as our overall ownership level of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, our share of the earnings or losses of the investee is reflected in other income (expense) on our consolidated statement of operations. Revenues earned from equity method companies are eliminated based on our pro-rata ownership percentage.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software.............................  1.5-5 years
Office equipment and furniture..............................  5-7 years
Trade show equipment........................................  7 years
Leasehold improvements......................................  3 years

CAPITALIZED SOFTWARE

     Under the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The carrying value of the software is regularly reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefits related to the asset falls below the remaining unamortized cost. These capitalized costs are amortized on a straight-line basis over the economic useful life, beginning when the asset is ready for its intended use.

     Under the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, certain development costs of our software products are capitalized subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the remaining estimated economic life of the product.

     Software costs capitalized under SOP 98-1 and SFAS No. 86 approximated $6.1 million and $1.0 million as of December 31, 2000 and 1999, respectively, and are included in property and equipment on the consolidated balance sheet. Amortization expense for the year ended December 31, 2000 was approximately $2.0 million. No amortization expense was recorded for the year ended December 31, 1999.

                               VERTICALNET, INC.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Goodwill is amortized using the straight-line method from the date of acquisition over the period of the expected benefits, which is expected to be three years. Other intangible assets resulting from acquisitions, including covenants not-to-compete, acquired technology and acquired workforce, are also amortized using the straight-line method from the date of acquisition over the period of the expected benefits, ranging from two to three years.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some within the business-to-business e-commerce industry, have experienced difficulty in raising additional capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies operating in the Internet business-to-business e-commerce sector have declined significantly since the first quarter of 2000.

     We regularly perform reviews to determine whether events or changes in circumstances indicate that the carrying value of the goodwill and other intangible assets may not be recoverable. We assess long-lived assets for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. During the year ended December 31, 2000, we recorded a goodwill impairment charge of approximately $11.5 million based on an analysis of projected undiscounted cash flows. Additionally, during the year ended December 31, 2000, we wrote off approximately $5.6 million in obsolete software, prepaid assets and deferred costs for terminated acquisitions. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material. While we currently believe that the recorded amount of goodwill and other intangible assets is not impaired, a significant write-down or write-off may be required in the future.

DEBT ISSUANCE COSTS

     Specific costs related to our convertible debt offering in September 1999 were capitalized upon issuance of the debt and are being amortized to interest expense using the effective interest rate method over the five year term of the debt. Upon conversion of $93.3 million of our convertible debt in April 2000, approximately $2.9 million of debt issuance costs were written off against additional paid-in capital. As of December 31, 2000, the remaining debt issuance costs of $0.6 million are classified in other assets on the consolidated balance sheet.

SELF INSURANCE

     We are self-insured for certain losses related to employee medical benefits as of December 31, 2000. We have purchased stop-loss coverage in order to limit our exposure. Self insurance losses are accrued based on our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At December 31, 2000 and 1999, the accrued liability for self-insured losses is included in accrued expenses and approximates $1.3 million and $0.2 million, respectively.

INCOME TAXES

     We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the

                               VERTICALNET, INC.

enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

STOCK OPTIONS

     Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. For disclosure purposes, pro forma net loss and loss per share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied.

STOCK SPLITS

     On January 20, 2000 and July 21, 1999, our board of directors approved a two-for-one stock split of our common stock effected on March 31, 2000 and August 20, 1999, respectively.

     All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for these splits.

COMPREHENSIVE INCOME (LOSS)

     We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

FOREIGN CURRENCY TRANSLATION

     We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains or losses, are recognized in current operations and have not been significant to our operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

FINANCIAL INSTRUMENTS

     In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. Our financial instruments consist of cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable, capital leases and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, is a reasonable estimate of their fair market values at December 31, 2000 and 1999 due to the short maturities of such items. Based on their quoted market value as of December 31, 2000, the convertible notes are estimated to have an aggregate fair market value of approximately $11.5 million.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short-term investments and trade receivables. Cash and cash equivalents are held with high quality financial institutions. Short-term investments are primarily held in high quality corporate debt instruments and government obligations. We periodically perform credit evaluations of

                               VERTICALNET, INC.

our customers and maintain reserves for potential losses. We do not anticipate any losses from these receivables in excess of the provided allowances. Microsoft accounted for approximately $30.5 million or 27% of total revenues for the year ended December 31, 2000 and comprises 65% of our deferred revenue balance as of December 31, 2000. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1999 and 1998.

COMPUTATION OF HISTORICAL NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock issued upon the conversion of the convertible notes given as consideration in connection with the purchase of NECX.com LLC was included in the calculation from the date of acquisition in December 1999 because the related securities were accounted for as equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133, as amended, to have a material impact on our results of operations, financial position and cash flows.

     The EITF has begun discussion on Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. Issues currently being addressed by an EITF working group include: (a) determining when elements of multiple-element arrangements should be evaluated separately; (b) allocation of consideration to the individual elements; and (c) accounting for certain direct costs incurred related to the arrangement. No consensuses have been reached yet on these issues. However, because we engage in these types of transactions, we anticipate that guidance ultimately issued by the EITF on this issue may impact us in the future.

(2) ACQUISITIONS

TRADEUM

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. ("Tradeum") for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of our common stock, valued at approximately $325.0 million and 1,426,148 employee options to purchase our

                               VERTICALNET, INC.

common stock, valued as of the date of acquisition at approximately $122.6 million, based on an independent valuation. A portion of the common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $452.6 million was allocated to in-process research and development, existing technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future uses (see Note 3). The existing technology, assembled workforce and goodwill are being amortized on a straight-line basis over 36 months.

VERTICALNET EUROPE

     In June 2000, we formed VerticalNet Europe, a joint venture with BT and Internet Capital Group, Inc. ("ICG"). The joint venture was funded with 109.5 million Euros (approximately $114.7 million as of the closing date) from the three partners. We contributed to VerticalNet Europe approximately $6.8 million in cash and intellectual property independently valued at approximately $120.0 million for the operation of e-marketplaces within Europe for a 56% ownership interest in VerticalNet Europe. Additionally, VerticalNet Europe and BT created VerticalNet UK Ltd. as part of the joint venture agreement.

     Our ownership of VerticalNet Europe increased from 56% to 72% on December 29, 2000 when VerticalNet Europe redeemed some of its shares held by BT. Due to minority shareholder governance provisions in the original agreement, we were previously accounting for VerticalNet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended giving us control over VerticalNet Europe's operations. Accordingly, we have consolidated VerticalNet Europe in our consolidated balance sheet at December 31, 2000 and will begin consolidating VerticalNet Europe's operations starting January 1, 2001. The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $3.4 million was allocated to goodwill. Additionally, in December 2000, VerticalNet Europe obtained full ownership of VerticalNet UK Ltd.

     During the year ended December 31, 2000, we entered into a commercial arrangement with BT under which we recognized approximately $4.0 million in revenues. Also in a separate agreement, a BT affiliate agreed to license VerticalNet Solutions' products for distribution in selected regions worldwide.

OTHER 2000 ACQUISITIONS

     During the year ended December 31, 2000, we completed six additional acquisitions, including Career Mag, Leasend, J.M. Computer Services, BidLine, FedAmerica and Oralis. The aggregate purchase price of these acquisitions was approximately $5.3 million in cash and 474,060 shares of common stock valued at approximately $36.8 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of net assets acquired of approximately $41.6 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions are not material to our financial position or results of operations.

ISADRA

     In August 1999, we acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million in cash, 2,000,000 shares of common stock valued at approximately $37.8 million, based on an independent valuation, and 81,526 options to purchase our common stock, valued at approximately $1.5 million at the date of acquisition using the Black-Scholes model. The common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. In connection

                               VERTICALNET, INC.

with this transaction, we agreed to lend up to $1.0 million to Isadra prior to the closing of this transaction. As of the acquisition date, we had advanced Isadra approximately $1.0 million. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill in the amounts of approximately $13.6 million, $2.1 million, $0.5 million and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use (see Note 3). The existing technology and assembled work force are being amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months.

OTHER 1999 ACQUISITIONS

     During the year ended December 31, 1999, we completed nine additional acquisitions, including Safety Online, Techspex, Oillink, ElectricNet, LabX Technologies, Industry OnLine, CertiSource, GovCon and TextileWeb. The aggregate purchase price for these acquisitions was approximately $3.9 million in cash and 781,488 shares of common stock valued at approximately $27.9 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $33.0 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions are not material to our financial position or results of operations.

     For all of the acquisitions described above, the results of the acquired companies have been included in our financial statements from the date of acquisition.

OTHER INFORMATION

     Acquisitions related to the VerticalNet Exchanges segment are described in
Note 4.

     The following unaudited pro forma financial information presents the combined results of operations of VerticalNet, Isadra and Tradeum (the material acquisitions related to our continuing operations) as if the acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization expense. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had VerticalNet, Isadra and Tradeum constituted a single entity during such periods. The unaudited pro forma financial information does not include the operations of the VerticalNet Exchanges segment, which is being accounted for as a discontinued operation (in thousands, except per share data).

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000         1999
                                                         ----------   -----------
Revenues...............................................   $112,508     $  18,478
Net loss attributable to common shareholders...........   (361,987)     (217,220)
Net loss per common share..............................      (4.32)        (3.28)

(3) IN-PROCESS RESEARCH AND DEVELOPMENT

TRADEUM ACQUISITION

     In connection with the acquisition of Tradeum, we allocated $10.0 million of the purchase price to in-process research and development ("IPR&D"). This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the acquisition date, Tradeum was conducting design, development, engineering and

                               VERTICALNET, INC.

testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for business-to-business e-commerce.

     At the acquisition date, the technologies under development were between 20% and 25% complete, based on project man-months and costs. Tradeum had spent approximately $1.1 million on the IPR&D projects, and expected to spend approximately $3.9 million to complete the research and development.

     In making the purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The value assigned to IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on management's estimates of cost of sales, operating expenses and income taxes from such projects. A risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

ISADRA ACQUISITION

     The write-off of IPR&D related to the acquisition of Isadra totaled $13.6 million, which was expensed as a one time non-recurring charge. The allocation of $13.6 million represents the estimated fair value related to incomplete projects based on risk adjusted cash flows. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Isadra was conducting development, engineering and testing activities associated with the completion of next generation technologies. The projects under development, at the valuation date, were expected to address emerging market demands for business-to-business e-commerce.

     At the acquisition date, the technologies under development were between 70% and 80% complete, based on project man-months and costs. Isadra had spent approximately $3.0 million on the IPR&D projects and expected to spend approximately $1.0 million to complete the IPR&D projects.

     In allocating the purchase price, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed and the associated risks. A risk-adjusted discount rate of 50% was utilized to discount projected cash flows.

(4) DISCONTINUED OPERATIONS

     On December 19, 2000, we entered into a definitive agreement to sell our VerticalNet Exchanges segment to Converge, Inc. ("Converge"), an independent marketplace that serves the high-tech supply-chain community. VerticalNet Exchanges was comprised of NECX, a business purchased in December 1999, and its subsequent acquisitions of RW Electronics and F&G Capital, Inc. d/b/a American IC Exchange ("AICE") in March 2000 and July 2000, respectively. In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity, respectively. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth

                               VERTICALNET, INC.

and working capital as of October 31, 2000 and as of the closing date. Based on a preliminary calculation performed on January 31, 2001, the closing date, we paid $6.5 million to Converge. This cash payment is subject to further adjustment based on a final calculation of NECX's closing date net worth and working capital following a post-closing audit. We expect to pay Converge an additional $6.0 million based on the final net worth and working capital adjustment calculation.

     The sale of NECX was treated as a nonmonetary exchange pursuant to the guidance in APB No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we will use the fair value of NECX of approximately $215.0 million, as determined by an independent appraisal, to value our investment in Converge. In addition, we used this amount in determining the loss on disposition of approximately $82.0 million, which includes estimated losses of $9.0 million through January 31, 2001, the date the transaction closed. The investment in Converge will be accounted for under the cost method of accounting for investments based on the guidance in APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

     The sale of NECX represents the disposal of a business segment under APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the results of this segment have been shown separately as a discontinued operation, and prior periods have been restated. Additionally, the net assets of the discontinued operation have been classified separately on the consolidated balance sheets.

     Revenues and losses from the discontinued operation are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Exchange transaction sales..................................  $633,762    $16,501
Cost of exchange transaction sales..........................   525,182     14,171
                                                              --------    -------
  Net exchange revenues.....................................  $108,580    $ 2,330
                                                              ========    =======
Loss from discontinued operations...........................  $(27,018)   $  (891)
                                                              ========    =======
Estimated loss on disposal of discontinued operations.......  $(81,968)   $    --
                                                              ========    =======

     The assets and liabilities of the VerticalNet Exchanges segment are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current assets..............................................  $ 27,573    $ 49,620
Property and equipment, net.................................    22,809       5,117
Intangible assets, net......................................   155,680     118,947
Other non-current assets....................................     9,424       5,331
Current liabilities.........................................      (486)    (27,260)
                                                              --------    --------
Net assets of discontinued operations.......................  $215,000    $151,755
                                                              ========    ========

                               VERTICALNET, INC.

     The following are businesses acquired in 1999 and 2000, which have been disposed of as part of the sale of our VerticalNet Exchanges segment:

NECX

     In December 1999, we acquired substantially all of the assets and liabilities of NECX for approximately $14.1 million cash and $70.0 million of notes convertible into common stock. The notes were valued at the estimated fair value of the shares into which they were convertible, based on the average of the stock price for a few days before and after the date the transaction was announced. On the date of the definitive agreement, the notes were convertible into 2,008,738 shares of our common stock valued at approximately $99.5 million. Since the notes were required to be paid in common stock and it was our intention to convert the notes once a registration statement was declared effective, the notes were accounted for as common stock to be issued. In April 2000, a registration statement registering the underlying shares of the convertible notes was declared effective and the actual number of shares issued upon the conversion of the notes was 1,768,034. Additionally, we assumed certain liabilities including $10.0 million in debt and a $22.0 million line of credit, which were paid off upon the transaction closing.

     NECX was a privately-held leader in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $115.5 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $13.0 million, $2.5 million and $100.0 million, respectively. The assembled workforce was being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill were being amortized on a straight-line basis over 60 months.

RW ELECTRONICS

     On March 31, 2000, NECX acquired substantially all of the assets and liabilities of RW Electronics for approximately $14.5 million in cash and 720,652 shares of our common stock valued at approximately $73.0 million. Based on the purchase agreement terms, an additional 311,741 shares of common stock were issued to the RW Electronics shareholders due to a decline in the market value of our common stock upon the registration of the shares with the Securities and Exchange Commission in May 2000. Additionally, NECX assumed certain liabilities, including a $22.9 million line of credit, which was paid off upon the transaction closing. RW Electronics was a privately-held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $76.3 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $0.5 million and $60.8 million, respectively. The assembled workforce is being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill are being amortized on a straight-line basis over 60 months.

AMERICAN IC EXCHANGE

     On July 13, 2000, NECX acquired substantially all of the assets and assumed certain of the liabilities of AICE for 1,097,457 shares of our common stock valued at approximately $54.9 million. We agreed to pay additional consideration (payable in shares of our common stock) upon the achievement of negotiated financial and operating targets. As of December 31, 2000, we had issued an additional 239,552 shares of our common stock valued at approximately $8.1 million for earnout provisions that had been earned. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $51.3 million was allocated to developed technology, trade name,

                               VERTICALNET, INC.

strategic relationships, assembled workforce and goodwill in the amounts of approximately $8.0 million, $5.4 million, $4.7 million, $0.6 million and $32.6 million, respectively. In January 2001, in connection with the sale of NECX to Converge, we settled AICE's remaining earnout provisions by issuing an additional 1,101,549 shares of our common stock valued at approximately $10.0 million.

DISCONTINUED OPERATION -- LINE OF CREDIT AND SECURITIZATION FACILITY

     In February 2000, NECX entered into a $33.0 million revolving line of credit, which was amended in March 2000 to increase the line amount to $50.0 million. In conjunction with the completion of a securitization facility in September 2000, we repaid the outstanding line of credit borrowing and terminated the agreement.

     In September 2000, NECX entered into a five year $75.0 million agreement to sell, on an ongoing basis, a pool of its trade accounts receivable to a wholly-owned bankruptcy-remote special purpose subsidiary (the "SPS"). The SPS sold an undivided ownership interest in the pool of receivables to a financial institution (the "Conduit"). Under the terms of the agreement, new receivables were added to the pool as collections reduced previously sold receivables. NECX serviced, administered and collected the receivables on behalf of the SPS and the Conduit. Proceeds of approximately $130.0 million were received during the year ended December 31, 2000 from the sale of receivables. During the year ended December 31, 2000, the SPS recorded a net loss of approximately $0.7 million from the related sales to the Conduit. The proceeds were used to repay the NECX line of credit and for working capital purposes. The securitization facility was transferred to Converge as part of the sale of NECX and was no longer available to us as of January 31, 2001.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
                                                               (IN THOUSANDS)
Software....................................................  $16,166    $2,225
Computer equipment..........................................   16,227     4,498
Office equipment and furniture..............................    6,404     2,327
Trade show equipment........................................      349        41
Leasehold improvements......................................    2,614       857
                                                              -------    ------
                                                               41,760     9,948
Less: accumulated depreciation and amortization.............   (9,362)   (1,917)
                                                              -------    ------
Property and equipment, net.................................  $32,398    $8,031
                                                              =======    ======

     Amortization applicable to property and equipment under capital leases is included in depreciation expense.

     During the year ended December 31, 2000, we recorded an asset impairment charge of approximately $1.0 million for various purchased and internally developed capitalized software which are no longer in use and deemed obsolete by management. The charge is included in general and administrative expenses.

                               VERTICALNET, INC.

(6) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
                                                                 (IN THOUSANDS)
Goodwill....................................................  $ 525,206    $62,124
Covenants not-to-compete....................................        850        850
Existing technology.........................................      9,600      2,600
Assembled workforce.........................................      1,700        500
                                                              ---------    -------
                                                                537,356     66,074
Less: accumulated amortization..............................   (149,015)    (7,097)
                                                              ---------    -------
Intangible assets, net......................................  $ 388,341    $58,977
                                                              =========    =======

     Amortization expense was $146.8 million and $6.8 million for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, we recorded an impairment charge of approximately $11.5 million related to goodwill based on analyses of projected undiscounted cash flows.

(7) INVESTMENTS

AVAILABLE-FOR-SALE

     Investments categorized as available-for-sale securities were as follows as of December 31, 2000 and December 31, 1999:

                                                                    GROSS        GROSS
                                                                  UNREALIZED   UNREALIZED
                                                                   HOLDING      HOLDING     MARKET
                                                         COST       GAINS        LOSSES      VALUE
DECEMBER 31, 2000                                       -------   ----------   ----------   -------
                                                                      (IN THOUSANDS)
Corporate debt obligations -- maturity less than 1
  year................................................  $ 9,925    $     1      $     (8)   $ 9,918
U.S. government & government agency
  obligations -- maturity less than 1 year............   11,000          5            (4)    11,001
Marketable equity securities..........................   67,592         --       (44,301)    23,291
                                                        -------    -------      --------    -------
                                                        $88,517    $     6      $(44,313)   $44,210
                                                        =======    =======      ========    =======

     Our marketable equity securities, which consist of investments in publicly traded companies for which we do not have the ability to exercise significant influence, are classified as available-for-sale and are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $22.9 million is classified as long-term due to a forward sale of the majority of our shares (see Note 8).

                               VERTICALNET, INC.

                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                                HOLDING      HOLDING        MARKET
                                                      COST       GAINS        LOSSES        VALUE
DECEMBER 31, 1999                                    -------   ----------   ----------   ------------
                                                                      (IN THOUSANDS)
Corporate debt obligations -- maturity less than 1
  year.............................................  $23,221    $     --      $ (31)       $23,190
Corporate debt obligations -- maturity between 1
  and 5 years......................................   10,005          --        (64)         9,941
U.S. government & government agency obligations --
  maturity less than 1 year........................   21,009          --        (68)        20,941
U.S. government & government agency obligations --
  maturity between 1 and 5 years...................    7,000          --        (56)         6,944
                                                     -------    --------      -----        -------
                                                     $61,235    $     --      $(219)       $61,016
                                                     =======    ========      =====        =======

     Available-for-sale investments are classified on the consolidated balance sheet as current assets of $44.1 million and non-current assets of $16.9 million at December 31, 1999.

     Proceeds from sales of available-for-sale investments were approximately $141.6 million and $133.8 million, respectively, for the years ended December 31, 2000 and 1999. Gross realized losses and gains were approximately $5.6 million and $85.5 million, respectively, for the year ended December 31, 2000. Gross realized losses and gains were immaterial for the year ended December 31, 1999. Realized gains and losses are computed on a specific identification basis.

     In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba's common stock. Based on the fair market value of Ariba's common stock on March 10, 2000, we recorded an $85.5 million gain on the disposition of the Tradex investment. After selling 140,000 shares in March 2000 at a loss of $5.6 million, we recorded a net investment gain of $79.9 million for the year ended December 31, 2000.

COST METHOD INVESTMENTS

     Investments held at cost were approximately $12.2 million and $6.7 million at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, we recorded a $6.4 million impairment charge, which is included in other income (expense) for an other than temporary decline in the fair value of certain of these investments.

EQUITY METHOD INVESTMENTS

     As of December 31, 2000, equity method investments consisted of the following:

                                                                   BALANCE AT
                                                    ORIGINAL      DECEMBER 31,     OWNERSHIP
                                                   INVESTMENT         2000         PERCENTAGE
                                                   ----------   ----------------   ----------
                                                                 (IN THOUSANDS)
PaintandCoatings.com Inc.........................    $1,965          $1,099            40%
e-Catalysts, Inc.................................     3,042           3,042            33%
VerticalNet Kabushiki Kaisha (VerticalNet
  Japan).........................................     2,162           1,241            40%

                               VERTICALNET, INC.

     Our loss from equity method investments, which is included in other income (expense), is approximately $2.8 million for the year ended December 31, 2000. There were no equity method investments held during the year ended December 31, 1999. During the year ended December 31, 2000, we recognized revenue, net of proportional eliminations, of approximately $2.5 million from our equity method investees. Operations for the year ended December 31, 2000 and total assets as of December 31, 2000 for our equity method investments were not material to our operations or financial position.

(8) LONG-TERM INVESTMENTS AND OTHER LONG-TERM LIABILITIES

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba common stock to the counterparty for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock. The fair value of our Ariba shares at December 31, 2000 was approximately $22.9 million and is included in long-term investments.

     The fair value of the obligation in connection with the forward sale is $22.6 million as of December 31, 2000 and is reflected in other long-term liabilities. The initial cost of the transaction, which was approximately $5.0 million, is being amortized over the life of the agreement.

(9) MICROSOFT RELATIONSHIP

     On March 29, 2000, we entered into a definitive agreement with Microsoft with respect to a commercial relationship. Our commercial relationship with Microsoft has a three-year term during which Microsoft will purchase from us, and then distribute to third party businesses, at least 80,000 of our storefronts and e-commerce centers. We will assist Microsoft in distributing 30,000 of these storefronts and e-commerce centers. Microsoft will pay us a minimum of approximately $161.9 million in the aggregate over the term for the storefronts and e-commerce centers. Microsoft will provide the storefronts and e-commerce centers it purchases from us to business customers for a 12 month subscription period. We will build the storefront or e-commerce center for each customer, which will be placed on one of our e-marketplaces. Our intent is that customers would purchase renewals of the storefront or e-commerce center and additional storefronts or e-commerce centers on our other e-marketplaces. If a customer renews its storefront or e-commerce center beyond the initial 12 month period, we will pay an amount to Microsoft based on the aggregate amount of such renewals. We will also pay an amount to Microsoft based on the amount of sales of additional storefronts and e-commerce centers on other e-marketplaces. We are also obligated to pay to Microsoft an amount based on the amount of the revenues we receive from transactions that take place on the e-commerce centers distributed under the agreement. We will pay Microsoft an aggregate of $60.0 million during the term for advertising and promotional placements in The Microsoft Network and on Microsoft's bCentral Web site and, if the pace of Microsoft's distribution of storefronts and e-commerce centers does not meet agreed upon goals, additional amounts for advertising and promotional placements not to exceed $15.0 million in the aggregate.

     Microsoft will pay to us a portion of revenues from transactions that occur in The Microsoft Network and on Microsoft's bCentral Web site and originate via a link from our e-marketplaces or the VerticalNet home page. Microsoft will pay us an aggregate of $60.0 million during the term for advertising and promotional placements in our e-marketplaces. We will pay Microsoft an aggregate of $18.5 million over the term to be directed toward the development and enhancement of products and services relating to the business-to-business marketplace and database software technology.

                               VERTICALNET, INC.

     We will use commercially reasonable efforts during the term to adopt and use Microsoft products to operate our e-marketplaces when appropriate and feasible. We will pay Microsoft an aggregate of $56.5 million over the term towards the licensing of Microsoft products and the provision of Microsoft services.

     Expected cash flows from this arrangement, net of cash payments we are required to make to Microsoft, are approximately $49.2 million and $5.1 million in 2001 and 2002, respectively.

     During the year ended December 31, 2000, we received $67.6 million from Microsoft, of which approximately $30.5 million was recognized as advertising and e-enablement revenue and approximately $37.1 million remains in deferred revenue on the December 31, 2000 consolidated balance sheet. Additionally, during the year ended December 31, 2000, we paid $29.9 million (including royalty expenses of $0.5 million) to Microsoft, of which approximately $12.0 million was expensed for advertising, royalties, licensing and support services, approximately $0.5 million was capitalized and approximately $17.4 million is recorded as a prepaid expense (of which $5.5 million is included in non-current other assets) for future advertising, licensing of Microsoft products and the use of Microsoft services.

(10) ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000      1999
                                                            -------   -------
                                                             (IN THOUSANDS)
Accrued costs of disposal of discontinued operations......  $49,037   $    --
Accrued compensation and related costs....................   13,286     2,791
Accrued professional fees.................................    1,017       950
Accrued interest payable..................................      298     1,588
Accrued acquisition and debt offering costs...............       92     2,693
Other.....................................................    3,521     2,162
                                                            -------   -------
                                                            $67,251   $10,184
                                                            =======   =======

(11) LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt and convertible notes consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------   --------
                                                             (IN THOUSANDS)
Capital leases...........................................  $ 2,549   $  3,122
Convertible notes........................................   21,705    115,000
                                                           -------   --------
                                                            24,254    118,122
Less: current portion....................................   (1,597)    (1,372)
                                                           -------   --------
Long-term debt and convertible notes.....................  $22,657   $116,750
                                                           =======   ========

     On September 27, 1999, we completed the sale of $100.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $96.3 million. Additionally, on October 12, 1999, the over-allotment option on the convertible debt offering was exercised in full, resulting in additional convertible debt of $15.0 million and net proceeds of $14.6 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The

                               VERTICALNET, INC.

debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On February 11, 2000, we filed a registration statement with the Securities and Exchange Commission covering the convertible subordinated debentures and the shares of common stock underlying the debentures. The registration statement was declared effective on April 7, 2000. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date through September 26, 2002.

     In April 2000, approximately $93.3 million of the 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the related debt holders which is included in other income (expense) and wrote off against additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of debt converted to equity.

     We have several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20%. At December 31, 2000 and 1999, the book value of assets held under capital leases were approximately $2.6 million and $2.8 million, respectively, and the aggregate remaining minimum lease and financing agreement payments at December 31, 2000 were approximately $2.7 million, including interest of approximately $0.2 million.

     At December 31, 2000, long-term debt will mature as follows (in thousands):

2001........................................................   $1,597
2002........................................................      801
2003........................................................      115
2004........................................................   21,734
2005........................................................        7
                                                              -------
     Total..................................................  $24,254
                                                              =======

(12) COMMITMENTS AND CONTINGENCIES

     We have entered into non-cancelable obligations with several content service providers, Internet search engines and strategic partners. Under these agreements, exclusive of the Microsoft agreement discussed in Note 9, our commitments are as follows (in thousands):

2001........................................................  $8,400
2002........................................................   4,100
2003........................................................     500

     For the years ended December 31, 2000 and 1999, we recognized revenues of approximately $7.0 million and $0.3 million, respectively, from commercial agreements entered into with companies that we also have commitments to for services to be provided to us.

     We also had a maximum aggregate obligation to contribute 800 million Yen to VerticalNet Japan. As of December 31, 2000, we had contributed approximately $1.9 million. As of December 31, 2000, our remaining

                               VERTICALNET, INC.

funding obligation to the joint venture through the first two years of operations was approximately 600 million Yen (approximately $5.2 million).

     Future minimum lease payments as of December 31, 2000 for our buildings leases are as follows (in thousands):

2001........................................................  $4,300
2002........................................................   3,600
2003........................................................   3,400
2004........................................................   3,200
2005........................................................   2,700
Thereafter..................................................   9,100

     Rent expense under noncancelable operating leases was approximately $4.1 million, $1.3 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     We are a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a materially adverse effect on our financial position or results of operations.

(13) CAPITAL STOCK

     At December 31, 1999, VerticalNet's restated Articles of Incorporation provided the authority to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

     To accommodate the split of our common stock effected on March 31, 2000, we filed an amendment to our amended and restated Articles of Incorporation on March 29, 2000 to increase the number of authorized shares of our common stock by 36,787,533 to 126,787,533 shares. The amendment was filed to increase the number of authorized shares of common stock by the number of outstanding shares of common stock as of March 17, 2000, the record date for the split of our common stock.

     On January 15, 2000 and June 14, 2000, the board of directors and the shareholders of VerticalNet, respectively, approved an amendment to our amended and restated Articles of Incorporation to increase the number of authorized shares of our common stock to 1,000,000,000 shares. On July 28, 2000, we filed this amendment with the Secretary of State of the Commonwealth of Pennsylvania.

SERIES A 6.00% CONVERTIBLE REDEEMABLE PREFERRED STOCK

     In April 2000, Microsoft made a $100.0 million equity investment in VerticalNet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock ("Series A Preferred Stock"), which are initially convertible into 1,151,080 shares of our common stock, and the warrants described below. On April 1, 2010, at the election of the holder of the Series A Preferred Stock, we shall be required to redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at our option, each share of Series A Preferred Stock will be subject to redemption at a calculated price if certain conditions are met. Microsoft is entitled to registration rights and has the right to nominate one member of our board of directors, which it has done. The warrants Microsoft received entitle Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

     Based on an independent valuation of the Series A Preferred Stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.0 million were recorded, respectively. The fair value of the warrants was recorded as additional paid-in capital. The approximately $7.6 million excess of the fair value over the actual cash received was recorded as a deferred cost in other assets and is being amortized to expense on a straight-line basis over the period of the commercial agreement.

                               VERTICALNET, INC.

     Holders of the Series A Preferred Stock are entitled to cumulative preferred dividends accumulating at a rate of 6.00% of the liquidation preference ($1,000 per share) per year, payable quarterly in arrears on each January 1, April 1, July 1 and October 1 of each year. As of December 31, 2000, cumulative dividends of approximately $4.5 million had been earned by the holder of the Series A Preferred Stock. Dividends may be paid in cash, additional Series A Preferred Stock or common stock. In August 2000, cumulative dividends of approximately $1.5 million were paid to Microsoft through the issuance of additional shares of Series A Preferred Stock. Additionally the accretion related to the Series A Preferred Stock was approximately $0.8 million during the year ended December 31, 2000.

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

     Based on the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, for which a consensus was reached in the fourth quarter of 2000, the Series A Preferred Stock has been classified outside of shareholders' equity.

WARRANTS

     Outstanding warrants as of December 31, 2000 consisted of the following:

                                          NUMBER OF    EXERCISE
              DATE GRANTED                WARRANTS      PRICE      EXPIRATION DATE
              ------------                ---------   ----------   ---------------
April 1997..............................     15,480     $ 0.19         April 2007
November 1998...........................    364,672       0.88      November 2008
November 1998...........................    246,878       4.00      November 2008
April 2000..............................  1,500,000      69.50         April 2010

STOCK OPTION PLANS

     In December 1996, our board of directors adopted the 1996 Equity Compensation Plan. Employees, key advisors and non-employee directors are eligible to receive awards under this plan. A total of 14.4 million shares of common stock were reserved for issuance under this plan. At December 31, 2000, approximately 1.5 million of these shares remain available for grant.

     In August 1999, our board of directors adopted the 1999 Equity Compensation Plan. A total of 1.2 million shares of common stock were reserved for issuance to our employees under this plan. At December 31, 2000, approximately 0.01 million of these shares remain available for grant.

     In October 1999, our board of directors adopted the Equity Compensation Plan for Employees (1999). A total of 2.8 million shares of common stock were reserved for issuance to our employees under this plan. The plan was amended and restated to increase the shares of common stock authorized for issuance to 18.5 million. At December 31, 2000, approximately 4.0 million of these shares remain available for grant.

     In April 2000, our board of directors adopted the VerticalNet, Inc. 2000 Equity Compensation Plan. It was approved by our shareholders in June 2000. A total of 10.0 million shares of common stock were reserved for issuance to our employees, non-employee directors, consultants and advisors under this plan. At December 31, 2000, approximately 7.5 million of these shares remain available for grant.

                               VERTICALNET, INC.

     The exercise price for the options is determined by our board of directors, but shall not be less than 100% of the fair market value of the common stock on the date of grant. Generally, the options vest over a four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options.

     The following table summarizes the activity for stock option plans:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                           SHARES      PRICE
                                                         ----------   --------
Outstanding at December 31, 1997.......................   2,220,852    $ 0.16
Options granted........................................   6,655,608      0.83
Options exercised......................................      (8,720)     0.05
Options cancelled......................................    (532,296)     0.53
                                                         ----------    ------
Outstanding at December 31, 1998.......................   8,335,444      0.67
Options granted........................................   9,928,620     30.46
Options exercised......................................  (2,214,908)     0.63
Options cancelled......................................    (544,140)     4.35
                                                         ----------    ------
Outstanding at December 31, 1999.......................  15,505,016     19.58
Options granted........................................  21,126,782     43.65
Options exercised......................................  (3,806,101)     6.84
Options cancelled......................................  (6,544,936)    40.52
                                                         ----------    ------
Outstanding at December 31, 2000.......................  26,280,761    $34.44
                                                         ==========    ======

     The following tables summarize information about stock options outstanding at December 31, 2000.

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
- ---------------    -----------   -----------   --------   -----------   --------
$  0.07 -   0.07       97,652        6.3       $  0.07        67,013     $ 0.07
   0.20 -   0.29    2,184,292        7.4          0.23     1,269,907       0.21
   0.66 -   0.83    1,520,824        7.3          0.69       708,118       0.67
   1.42 -   1.42       31,302        8.1          1.42         7,056       1.42
   2.88 -   4.00      727,170        7.7          3.99       217,628       4.00
   4.53 -   6.66    1,605,827        2.5          4.67     1,605,827       4.67
   9.50 -  14.17      379,314        9.3         11.96       153,231      10.91
  14.50 -  21.75    4,212,164        8.1         18.43     1,473,680      18.19
  21.94 -  32.06    5,017,782        9.3         27.72     1,560,792      28.11
  33.63 -  50.31    3,199,634        9.5         40.89       312,482      39.41
  50.81 -  76.16    5,412,400        9.0         63.58       751,928      63.22
  76.28 - 113.00    1,481,100        8.8         98.77       116,700      92.40
 114.81 - 138.88      411,300        9.2        123.31            --         --
                   ----------                              ---------     ------
                   26,280,761                              8,244,362     $18.45
                   ==========                              =========     ======

                               VERTICALNET, INC.

     We apply APB No. 25 and related interpretations in accounting for our stock option plans. Had compensation cost been recognized pursuant to SFAS No. 123, our net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                       ---------   --------   --------
Loss attributable to common shareholders:
  As reported........................................  $(316,580)  $(53,480)  $(13,594)
  Pro forma..........................................  $(518,031)  $(54,926)  $(13,777)
Pro forma loss per common share:
  As reported........................................  $   (3.81)  $  (0.86)  $  (1.32)
  Pro forma..........................................  $   (6.23)  $  (0.88)  $  (1.34)

     The per share weighted-average fair value of options issued by us during 2000, 1999 and 1998 was $40.14, $21.77 and $0.26, respectively.

     The following range of assumptions were used to determine the fair value of stock options granted (the minimum value method was used for 1998 prior to our IPO):

                                                           2000            1999          1998
                                                        ----------      ----------      -------
Dividend yield....................................               0%              0%           0%
Expected volatility...............................             120%            100%           0%
Average expected option life......................        3.85 years      4.09 years      5 years
Risk-free interest rate...........................             6.2%            5.7%         5.3%

EMPLOYEE STOCK PURCHASE PLAN

     In January 1999, the board of directors adopted our Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of 4,000 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 1.2 million to 2.0 million. At December 31, 2000, approximately
1.7 million of these shares remain available.

(14) LOSS PER SHARE

     The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted and pro forma net loss per share computations (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Weighted average shares outstanding -- basic and diluted....  83,127   62,391   10,282
                                                              ======
Effect of convertible preferred stock.......................            4,268   32,260
                                                                       ------   ------
Pro forma weighted average shares outstanding -- basic and
  diluted...................................................           66,659   42,542
                                                                       ======   ======

                               VERTICALNET, INC.

     The following table sets forth the computation of net loss per share (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                       ---------   --------   --------
Loss from continuing operations......................  $(202,330)  $(52,589)  $(13,594)
Less: Series A convertible redeemable preferred stock
  dividends and accretion............................     (5,264)        --         --
                                                       ---------   --------   --------
Loss from continuing operations attributable to
  common shareholders................................   (207,594)   (52,589)   (13,594)
Loss from discontinued operations....................    (27,018)      (891)        --
Estimated loss on disposal of discontinued
  operations.........................................    (81,968)        --         --
                                                       ---------   --------   --------
Net loss attributable to common shareholders.........  $(316,580)  $(53,480)  $(13,594)
                                                       =========   ========   ========
Pro forma basic and pro forma diluted net loss per
  share:
  Continuing operations..............................  $   (2.50)  $  (0.79)  $  (0.32)
  Loss from discontinued operations..................      (0.32)     (0.01)        --
  Estimated loss on disposal of discontinued
     operations......................................      (0.99)        --         --
                                                       ---------   --------   --------
Pro forma net loss per common share..................  $   (3.81)  $  (0.80)  $  (0.32)
                                                       =========   ========   ========

     The conversion of outstanding options, warrants, convertible debt and convertible redeemable preferred stock resulting in 15.6 million, 17.6 million and 2.7 million common stock equivalents, respectively, would have been anti-dilutive and were excluded from the calculations for the years ended December 31, 2000, 1999 and 1998.

     Pro forma net loss per share for the years ended December 31, 1999 and 1998 is computed using the weighted average number of common shares outstanding, including common equivalent shares from the convertible preferred stock issued prior to our IPO (using the if-converted method), which converted automatically into common stock upon the consummation of the IPO, as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

(15) DEFINED CONTRIBUTION PLAN

     In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. To date, we have not made any contributions to the plan.

                               VERTICALNET, INC.

(16) INCOME TAXES

     The components of the net deferred tax assets as of December 31, 2000 and 1999 consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------      -------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating losses......................................  $182,955      $33,567
  Reserves..................................................     2,321        1,245
  Depreciation and amortization.............................     7,798          142
  Deferred revenue and other................................     6,156        4,285
  Disposition of business unit..............................    35,986           --
                                                              --------      -------
          Total gross deferred tax assets...................   235,216       39,239
Valuation allowance.........................................  (202,632)     (39,239)
                                                              --------      -------
                                                                32,584           --
Deferred tax liabilities:
  Internally developed software costs.......................    (2,461)          --
  Identifiable intangibles..................................    (2,966)          --
  Gain on investment........................................   (27,157)          --
                                                              --------      -------
          Total deferred tax liabilities....................   (32,584)          --
                                                              --------      -------
Net deferred tax asset......................................  $     --      $    --
                                                              ========      =======

     Deferred income taxes reflect the net effects of net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 1999. The net change in the valuation allowance for deferred tax assets at December 31, 2000 and 1999 was an increase of $163.4 million and $31.6 million, respectively.

     As of December 31, 2000, we have approximately $410.2 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, we have net operating loss carryforwards of approximately $410.2 million in certain states with various expiration periods beginning in 2002. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership within a three year period. Due to our prior and current equity transactions, a portion of our net operating loss carryforwards are subject to an annual limitation. At December 31, 2000, we had consolidated pre-limitation net operating loss carryforwards available for future use of approximately $24.1 million. This amount is subject to an annual limitation of approximately $20.9 million.

     Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 2000 and 1999. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the

                               VERTICALNET, INC.

acquisition of these companies, their net operating losses of approximately $10.3 million became subject to an annual limitation of approximately $2.0 million.

     Additionally, at December 31, 2000, approximately $85.0 million of the gross deferred tax asset will reduce equity and approximately $3.5 million of the gross deferred tax asset will reduce goodwill to the extent such assets are realized.

(17) OTHER INCOME (EXPENSE)

     Other income (expense) was comprised of the following for the year ended December 31, 2000 (in thousands):

Net gain on investment (see Note 7).........................  $ 79,875
Conversion inducement payment (see Note 11).................   (11,207)
Impairment charge related to cost method investments (see
  Note 7)...................................................    (6,439)
Loss from equity method investments (see Note 7)............    (2,769)
                                                              --------
       Other income (expense)...............................  $ 59,460
                                                              ========

(18) SEGMENT INFORMATION

     Following the NECX acquisition in December 1999, management segmented our business into two operating segments consisting of vertical trade communities (currently referred to as e-marketplaces) and the electronics exchange business. In September 2000, we announced plans to organize our business into three strategic business units: VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges. Due to the early stage of VerticalNet Solutions' operations and our need to determine the allocation of resources between VerticalNet Markets and VerticalNet Solutions, management continued to operate and measure the performance of VerticalNet Markets and VerticalNet Solutions as one unit for the remainder of fiscal 2000. Management expects to have the ability to begin evaluating VerticalNet Solutions as a separate segment in the first quarter of 2001. For the year ended December 31, 2000, approximately $7.9 million of our total revenue was attributable to VerticalNet Solutions.

     Due to management's decision to sell the VerticalNet Exchanges segment, all prior segment information for VerticalNet Exchanges has been classified as a discontinued operation.

(19) APPOINTMENT AND RESIGNATION OF CHIEF EXECUTIVE OFFICER

     On July 27, 2000, Joseph Galli, Jr. joined VerticalNet as our president, chief executive officer and a member of the board of directors. On December 29, 2000, Mr. Galli resigned his positions with VerticalNet.

     In July 2000, we granted 3.0 million stock options to Mr. Galli at an exercise price of $7.00 below the closing per share price on the date of grant. This grant resulted in the recording of $21.0 million of deferred compensation, which we had begun to recognize over the vesting period of the options. All of Mr. Galli's options expired unvested upon his resignation. Therefore, the remaining deferred compensation balance, as well as the stock compensation expense recorded during the year, were reversed.

     On July 27, 2000, we advanced $4.0 million to Mr. Galli upon the commencement of his employment with VerticalNet in the form of a non-interest bearing loan until September 1, 2000, at which time the note was cancelled. On September 1, 2000, we loaned him approximately $1.4 million under a note bearing interest at 6.5% per annum with a term expiring on November 10, 2000, on which date he repaid in full all principal and accrued interest on the note. On December 29, 2000, Mr. Galli signed a $2.3 million promissory note payable to VerticalNet bearing interest at 6.5% per annum, with $2.0 million in principal and accrued interest

                               VERTICALNET, INC.

due on June 30, 2001 and the remaining principal amount of $0.3 million and accrued interest due on June 1, 2002.

(20)  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The quarterly results of operations for the years ended December 31, 2000 and December 31, 1999 were as follows (in thousands, except per share data):

                                                                       QUARTER ENDED
                                                     -------------------------------------------------
                                                     MARCH 31,   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     ---------   --------   ------------   -----------
2000
Revenues...........................................   $12,863    $ 24,445     $ 34,455      $  40,690
Income (loss) from continuing operations
  attributable to common shareholders..............   $46,699    $(84,217)    $(76,082)     $ (93,994)
Income (loss) from discontinued operations.........    (4,606)     (2,931)          68        (19,549)
Estimated loss on disposal of discontinued
  operations.......................................        --          --           --        (81,968)
                                                      -------    --------     --------      ---------
Net income (loss) attributable to common
  shareholders.....................................   $42,093    $(87,148)    $(76,014)     $(195,511)
                                                      =======    ========     ========      =========
Basic net income (loss) per common share:
     Continuing operations.........................   $  0.62    $  (1.01)    $  (0.88)     $   (1.07)
     Loss from discontinued operations.............     (0.06)      (0.04)          --          (0.23)
     Estimated loss on disposal of discontinued
       operations..................................        --          --           --          (0.93)
                                                      -------    --------     --------      ---------
                                                      $  0.56    $  (1.05)    $  (0.88)     $   (2.23)
                                                      =======    ========     ========      =========
Diluted net income (loss) per common share:
     Continuing operations.........................   $  0.49    $  (1.01)    $  (0.88)     $   (1.07)
     Loss from discontinued operations.............     (0.04)      (0.04)          --          (0.23)
     Estimated loss on disposal of discontinued
       operations..................................        --          --           --          (0.93)
                                                      -------    --------     --------      ---------
                                                      $  0.45    $  (1.05)    $  (0.88)     $   (2.23)
                                                      =======    ========     ========      =========
1999
Revenues...........................................   $ 1,934    $  3,551     $  5,182      $   7,761
Loss from continuing operations attributable to
  common shareholders..............................   $(5,608)   $ (6,761)    $(25,827)     $ (14,393)
Loss from discontinued operations..................        --          --           --           (891)
                                                      -------    --------     --------      ---------
Net loss attributable to common shareholders.......   $(5,608)   $ (6,761)    $(25,827)     $ (15,284)
                                                      =======    ========     ========      =========
Basic and diluted net loss per common share:
     Continuing operations.........................   $ (0.14)   $  (0.10)    $  (0.38)     $   (0.20)
     Loss from discontinued operations.............        --          --           --          (0.01)
                                                      -------    --------     --------      ---------
                                                      $ (0.14)   $  (0.10)    $  (0.38)     $   (0.21)
                                                      =======    ========     ========      =========

(21)  SUBSEQUENT EVENTS

SUMITOMO INVESTMENT

     On January 22, 2001, we sold $15.0 million of our common stock to Sumitomo. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

                               VERTICALNET, INC.

     As part of our agreement with Sumitomo, we agreed to cooperate with Sumitomo on a variety of joint initiatives, including Sumitomo's participation as an equity partner in our other international endeavors, and Sumitomo's licensing and distributing of technology, products and services for VerticalNet Solutions and VerticalNet Markets. However, the parties have not reached, and may never enter into, any definitive agreement concerning any additional commercial relationship between them. During the year ended December 31, 2000, we recognized approximately $0.9 million in revenue under a separate software licensing agreement with Sumitomo.

RESTRUCTURING CHARGE

     In January 2001, as part of a strategic and organizational initiative, we announced a workforce reduction of approximately 150 employees. Employee termination and facility closing costs will result in a one-time restructuring charge of approximately $2.0 to $3.0 million in the first quarter of 2001.

CONVERGE

     In December 2000, we entered into a three-year software licensing and professional services contract with Converge, valued at approximately $108.0 million. Performance under the contract began in 2001 following the closing of the NECX sale. The contract provides for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. The commercial agreement also includes a commitment to link Converge with each of our 14 technology-focused e-marketplaces.

VERTICALNET EUROPE

     Pursuant to agreements entered into with the shareholders of VerticalNet Europe, our percentage ownership of VerticalNet Europe increased to approximately 90% in the first quarter of 2001. We paid approximately $6.4 million in cash and issued 4,993,173 shares of our common stock to BT as well as entered into a put and call agreement whereby we can buy their remaining investment in VerticalNet Europe at any time after closing and they may put their investment to us at any time after the first anniversary of the date of this agreement. In 2001, ICG had a portion of their VerticalNet Europe shares redeemed and sold the remaining portion directly to us for approximately $2.3 million in cash.

STOCK OPTIONS

     On March 16, 2001, we issued an aggregate grant of approximately 13.4 million stock options to our employees. These options vest quarterly over a two year period starting on May 15, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our directors may be found under the caption "Proposal No. 1 -- Election of Directors" in our proxy statement for the 2001 Annual Meeting of Shareholders to be held on May 15, 2001 (the "Proxy Statement"). Information with respect to our executive officers may be found under the caption "Executive and Senior Officers" included in Part I of this report. Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements.

     See Item 8 of this report.

     (a) 2. Financial Statement Schedules.

     The following financial statement schedule is filed as part of this report under Schedule II immediately following the signature page: Schedule
II -- Valuation and Qualifying Accounts. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this report. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

     (a) 3. Exhibits.

     The following exhibits are filed as part of this report.

EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
 3.1       Amended and Restated Articles of Incorporation(1)
 3.2       Articles of Amendment to Amended and Restated Articles of
           Incorporation(2)
 3.3       Articles of Amendment to Amended and Restated Articles of
           Incorporation(2)
 3.4       Amended and Restated Bylaws(1)
 4.1       Indenture, dated September 27, 1999, between VerticalNet,
           Inc. and Bankers Trust Company(3)
 4.2       Registration Rights Agreement, dated September 27, 1999,
           between VerticalNet, Inc. and the initial purchasers of its
           5 1/4% Convertible Subordinated Debentures(3)
 4.3       Statement with Respect to Shares of Series A 6.00%
           Convertible Redeemable Preferred Stock Due 2010 of
           VerticalNet, Inc.(4)
10.1       Amended and Restated 1996 Equity Compensation Plan(1)(18)
10.2       Common Stock Purchase Warrant to purchase 40,026 shares of
           Common Stock, dated November 25, 1998, issued to Progress
           Capital, Inc.(1)
10.3       Form of Common Stock Purchase Warrant, dated November 25,
           1998, issued in connection with the Convertible Note(1)
10.4       Series A Preferred Stock Purchase Agreement, dated as of
           September 12, 1996, between Internet Capital Group, L.L.C.
           and VerticalNet, Inc.(1)
10.5       Series D Investor Rights Agreement, dated as of May 8, 1998, by and among VerticalNet, Inc. and certain Investors(1)
10.6       Registration Rights Agreement, dated as of November 25,
           1998, between VerticalNet, Inc. and the Convertible Note
           Holders(1)
10.7       Agreement of Lease, dated April 21, 1999, between Liberty
           Property Limited Partnership and VerticalNet, Inc., as
           amended by the First Amendment to Lease Agreement, dated May
           15, 1999, between Liberty Property Limited Partnership and
           VerticalNet, Inc. (700 Dresher Road)(5)
10.8       Second Amendment to Lease Agreement, dated March 2, 2000,
           between Liberty Property Limited Partnership and
           VerticalNet, Inc. (700 Dresher Road)*
10.9       Third Amendment to Lease Agreement, dated August 1, 2000,
           between Liberty Property Limited Partnership and
           VerticalNet, Inc. (700 Dresher Road)*
10.10      Agreement of Lease, dated September 21, 2000, between
           Liberty Property Limited Partnership and VerticalNet, Inc.
           (507 Prudential Road)*
10.11      Agreement and Plan of Merger, dated June 14, 1999, among
           VerticalNet, Inc., TSX Acquisition Corp., Techspex and the
           stockholders of Techspex(6)
10.12      Stock Purchase Agreement, dated July 29, 1999, among
           VerticalNet, Inc., 4052995 Manitoba Ltd., LabX Technologies
           and the stockholders of LabX(7)

EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
10.13      Agreement and Plan of Merger, dated August 10, 1999, among
           VerticalNet, Inc., CertiSource Acquisition Co., Inc.,
           CertiSource, Inc. and stockholders of CertiSource(8)
10.14      Agreement and Plan of Merger, dated May 24, 1999, among
           VerticalNet, Inc., Isadra Acquisition Corp., Isadra, Inc.,
           Hugo Daley, Mastafa Syed and Tira Capital Management as
           Shareholders' Representative(9)
10.15      1999 Equity Compensation Plan(3)(18)
10.16      Asset Purchase Agreement, dated November 16, 1999, by and
           among VerticalNet, Inc., NECX Acquisition LLC, New England
           Circuit Sales, Inc., NECX Exchange LLC, NECX Exchange Trust
           and Henry J. Bertolon, Jr.(10)
10.17      Agreement and Plan of Merger, dated as of March 8, 2000, by and among VerticalNet, Inc., VERT Acquisition Corp.,
           Tradeum, Inc. and Zvi Schreiber(11)
10.18      Asset Purchase Agreement, dated as of February 16, 2000, by and among VerticalNet, Inc., NECX.com LLC, RW Electronics,
           Inc., RW Electronics Trust, Robert R. Benedict and Peter L.
           LeSaffre(12)
10.19      Agreement and Plan of Reorganization, dated as of June 30,
           2000, by and among VerticalNet, Inc., NECX.com LLC, F&G
           Capital, Inc., trustees of the Binford Living Trust,
           trustees of the Carracino Family Trust, trustees of the
           Radach Family Trust, James D. Binford, Daniel N. Carracino
           and Russel R. Radach(13)
10.20      Membership Interest Purchase Agreement, dated as of December
           19, 2000, by and among Converge, Inc., NECX.com LLC and
           VerticalNet, Inc.(14)
10.21      Amendment No. 1 to Membership Interest Purchase Agreement,
           dated as of January 31, 2001, by and among Converge, Inc.,
           NECX.com LLC, VerticalNet, Inc. and Converge International,
           Ltd.(15)
10.22      Subscription License Agreement, dated as of December 19,
           2000, among VerticalNet, Inc., Tradeum, Inc. d/b/a
           VerticalNet Solutions and Converge, Inc.*
10.23      First Amendment to Subscription License Agreement, dated as of January 31, 2001, among VerticalNet, Inc., VerticalNet
           Solutions LLC and Converge, Inc.*
10.24      Professional Services Agreement, dated as of December 19,
           2000, among Tradeum, Inc. d/b/a VerticalNet Solutions and
           Converge, Inc.*
10.25      First Amendment to Professional Services Agreement, dated as of January 31, 2001, between VerticalNet Solutions LLC and
           Converge, Inc.*
10.26      1999 Equity Compensation Plan(3)(18)
10.27      VerticalNet, Inc. 2000 Equity Compensation Plan(16)(18)
10.28      Amended and Restated Equity Compensation Plan for
           Employees(17)(18)
21         Subsidiaries of the Registrant*
23         Consent of KPMG LLP*
99.1       Promissory Note, dated as of December 31, 2000(14)

- ---------------

   *  Filed herewith.
 (1)  Filed as an exhibit to the registrant's Registration
      Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 27, 1998, as amended.
 (2) Filed as an Exhibit to the registrant's report on Form 10-Q dated September 30, 2000.
 (3) Filed as an exhibit to the registrant's report on Form 10-Q dated September 30, 1999.
 (4) Filed as an exhibit to the registrant's report on Form 8-K dated April 14, 2000.
 (5) Filed as an exhibit to the registrant's report on Form 10-Q dated June 30, 1999.
 (6) Filed as an exhibit to the registrant's report on Form 8-K dated June 29, 1999.
 (7) Filed as an exhibit to the registrant's report on Form 8-K dated July 29, 1999.
 (8) Filed as an exhibit to the registrant's report on Form 8-K dated August 10, 1999.
 (9) Filed as an exhibit to the registrant's report on Form 8-K dated August 25, 1999.
(10) Filed as an exhibit to the registrant's report on Form 8-K dated December 16, 1999.

(11) Filed as an exhibit to the registrant's report on Form 8-K dated March 23, 2000.
(12) Filed as an exhibit to the registrant's report on Form 8-K dated March 31, 2000.
(13) Filed as an exhibit to the registrant's report on Form 8-K dated July 13, 2000.
(14) Filed as an exhibit to the registrant's report on Form 8-K dated December 19, 2000.
(15) Filed as an exhibit to the registrant's report on Form 8-K dated January 31, 2001.
(16) Filed as Annex B to the registrant's definitive proxy statement on Schedule 14A, which was filed on April 27, 2000. This exhibit was approved by the registrant's shareholders at the registrant's 2000 Annual Meeting.
(17) Filed as an exhibit to the registrant's report on Form 10-K dated December 31, 1999.
(18) Compensatory plans and arrangements for executives and others.
      (b) Reports on Form 8-K
      The registrant did not file any reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on April 2, 2001.

                                          VERTICALNET, INC.

                                          BY:      /s/ GENE S. GODICK
                                            ------------------------------------
                                                       Gene S. Godick
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 2, 2001.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

                 /s/ MARK L. WALSH                     Chairman of the Board of Directors
- ---------------------------------------------------
                   Mark L. Walsh

               /s/ MICHAEL J. HAGAN                    President, Chief Executive Officer and Director
- ---------------------------------------------------      (principal executive officer)
                 Michael J. Hagan

                /s/ GENE S. GODICK                     Executive Vice President and Chief Financial
- ---------------------------------------------------      Officer (principal financial and accounting
                  Gene S. Godick                         officer)

             /s/ DOUGLAS A. ALEXANDER                  Vice-Chairman of the Board of Directors
- ---------------------------------------------------
               Douglas A. Alexander

              /s/ JEFFREY C. BALLOWE                   Director
- ---------------------------------------------------
                Jeffrey C. Ballowe

            /s/ WALTER W. BUCKLEY, III                 Director
- ---------------------------------------------------
              Walter W. Buckley, III

                                                       Director
- ---------------------------------------------------
                   Satya Nadella

                /s/ HOWARD D. ROSS                     Director
- ---------------------------------------------------
                  Howard D. Ross

                               VERTICALNET, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                     BALANCE AT THE   CHARGE TO                             BALANCE AT
                                      BEGINNING OF    COSTS AND                             THE END OF
                                        THE YEAR       EXPENSES    WRITE-OFFS    OTHER(1)    THE YEAR
                                     --------------   ----------   -----------   --------   ----------
Allowance for doubtful accounts:
     December 31, 1998.............     $ 30,000      $   62,206   $   (31,169)  $    --    $   61,037
     December 31, 1999.............       61,037         807,071      (127,042)   61,000       802,066
     December 31, 2000.............      802,066       2,372,352    (1,102,756)       --     2,071,662
Note receivable:
     December 31, 1998.............       80,000              --       (80,000)       --            --
     December 31, 1999.............           --              --            --        --            --
     December 31, 2000.............           --              --            --        --            --
Allowance for inventory:
     December 31, 1998.............           --              --            --        --            --
     December 31, 1999.............           --              --            --        --            --
     December 31, 2000.............           --              --            --    45,700        45,700

- ---------------
(1) Allowance balances were recorded in connection with acquisitions during fiscal years 1999 and 2000.

     All amounts reflect activity from continuing operations.