Form 10-Q
period 2001-03-31
VERTICALNET INC
filed 2001-05-15
CIK 1043946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-25269

                                VerticalNet, Inc.

             (Exact name of Registrant as specified in its charter)

      Pennsylvania                                        23-2815834
    (State or other                                    (I.R.S. Employer
    jurisdiction of                                   Identification No.)
    incorporation or
     organization)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of April 30, 2001, 97,765,744 shares of the Registrant's common stock were outstanding.

                                     VERTICALNET, INC.

                                         FORM 10-Q
                      (For the Quarterly Period Ended March 31, 2001)

                                     TABLE OF CONTENTS



                                                                                     Page
                                                                                     ----
Part I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements...................................      3
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................     16
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........     36

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings...................................................     37
   Item 2.  Changes in Securities and Use of Proceeds...........................     37
   Item 3.  Defaults Upon Senior Securities.....................................     37
   Item 4.  Submission of Matters to a Vote of Security Holders.................     38
   Item 5.  Other Information...................................................     38
   Item 6.  Exhibits and Reports on Form 8-K....................................     38

                               VERTICALNET, INC.

                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2001               2000
                                                                                   -----------        -----------
                                                                                   (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                      $    62,959        $   123,803
    Short-term investments                                                               4,374             21,349
    Accounts receivable, net of allowance for doubtful accounts of
       $2,280 in 2001 and $2,072 in 2000                                                34,234             31,932
    Prepaid expenses and other assets                                                   42,274             37,264
                                                                                   -----------        -----------
          Total current assets                                                         143,841            214,348
                                                                                   -----------        -----------
Property and equipment, net                                                             37,260             32,398
Net assets of discontinued operations                                                       --            215,000
Goodwill and other intangibles, net of accumulated amortization of
     $211,731 in 2001 and $149,015 in 2000                                             361,102            388,341
Long-term investments                                                                    3,257             22,861
Other investments                                                                      227,287             17,543
Other assets                                                                            12,300             32,793
                                                                                   -----------        -----------
          Total assets                                                             $   785,047        $   923,284
                                                                                   ===========        ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                               $    11,308        $    10,821
    Accrued expenses                                                                    15,302             67,251
    Deferred revenues                                                                   69,677             57,323
    Other current liabilities                                                            2,148              1,597
                                                                                   -----------        -----------
          Total current liabilities                                                     98,435            136,992
                                                                                   -----------        -----------
Long-term debt                                                                             594                952
Other long-term liabilities                                                             16,837             22,630
Convertible notes                                                                       21,705             21,705
                                                                                   -----------        -----------
          Total liabilities                                                            137,571            182,279
                                                                                   -----------        -----------

Commitments and contingencies (see Note 8)

Minority interest                                                                           --             40,843
                                                                                   -----------        -----------

Series A 6.00% convertible redeemable preferred stock, $.01 par value 250,000 shares authorized, 101,450 shares issued in 2001 and 2000 plus accrued
      dividends of $4,634 (liquidation value of $104,516) in 2001                       96,578             94,760
                                                                                   -----------        -----------


Shareholders' equity:
    Preferred stock $.01 par value, 9,750,000 shares authorized,
       none issued in 2001 and 2000                                                         --                 --
    Common stock $.01 par value, 1,000,000,000 shares
      authorized, 97,525,435 shares issued in 2001 and
      88,047,949 shares issued in 2000                                                     975                880
    Additional paid-in capital                                                       1,038,955          1,004,149
    Deferred compensation                                                                 (270)              (363)
    Accumulated other comprehensive loss                                               (13,521)           (14,370)
    Accumulated deficit                                                               (474,436)          (384,089)
                                                                                   -----------        -----------
                                                                                       551,703            606,207
    Treasury stock at cost, 656,356 shares in 2001 and 2000                               (805)              (805)
                                                                                   -----------        -----------
          Total shareholders' equity                                                   550,898            605,402
                                                                                   -----------        -----------
          Total liabilities and shareholders' equity                               $   785,047        $   923,284
                                                                                   ===========        ===========


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2001             2000
                                                                    --------        --------
                                                                           (unaudited)

Revenues                                                            $ 36,687        $ 12,863


Costs and Expenses:
Editorial and operational                                             13,439           4,262
Product development                                                    9,219           4,534
Sales and marketing                                                   25,032          10,153
General and administrative                                            18,044           6,740
Amortization expense                                                  44,271           9,586
Restructuring charge (see Note 6)                                      7,465              --
In-process research and development charge                                --          10,000
                                                                    --------        --------
Operating loss                                                       (80,783)        (32,412)
                                                                    --------        --------


Other income (expense)                                                (9,916)         79,875
Interest income (expense), net                                           874            (764)
                                                                    --------        --------

Income (loss) from continuing operations                             (89,825)         46,699

Discontinued operations:
    Loss from operations of the VerticalNet Exchanges segment             --          (4,606)
    Loss on disposal of the VerticalNet Exchanges segment               (522)             --
                                                                    --------        --------

Net income (loss)                                                    (90,347)         42,093

Preferred stock dividends and accretion                               (1,819)             --
                                                                    --------        --------

Income (loss) attributable to common shareholders                   $(92,166)       $ 42,093
                                                                    ========        ========


Basic net income (loss) per common share:
    Continuing operations                                           $  (0.99)       $   0.62
    Loss from discontinued operations                                     --           (0.06)
    Loss on disposal of discontinued operations                           --              --
                                                                    --------        --------
    Net income (loss) per common share                              $  (0.99)       $   0.56
                                                                    ========        ========

Weighted average common shares outstanding
    used in basic per share calculation                               92,650          74,805
                                                                    ========        ========

Diluted net income (loss) per common share:
    Continuing operations                                           $  (0.99)       $   0.49
    Loss from discontinued operations                                     --           (0.04)
    Loss on disposal of discontinued operations                           --              --
                                                                    --------        --------
    Net income (loss) per common share                              $  (0.99)       $   0.45
                                                                    ========        ========

Weighted average common shares outstanding
    used in diluted per share calculation                             92,650          98,229
                                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                            2001               2000
                                                                                           ---------        ---------
                                                                                                   (unaudited)

Net income (loss)                                                                          $ (90,347)       $  42,093
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation, amortization and other noncash charges                                      50,124            8,127
    Write-down related to cost method investments                                              7,685               --
    Loss from equity method investments                                                        1,073               --
    Loss on disposal of discontinued operations                                                  522               --
    Net gain (loss) on investment                                                              2,188          (79,875)
    In-process research and development charge                                                    --           10,000
    Discontinued operations - working capital changes and noncash charges                         --          (10,293)
Change in assets, net of effect of acquisitions:
    Accounts receivable                                                                       (2,302)         (12,688)
    Prepaid expenses and other assets                                                          3,180              270
Change in liabilities, net of effect of acquisitions:
    Accounts payable                                                                             487           (1,252)
    Accrued expenses                                                                         (42,472)           2,230
    Deferred revenues                                                                         12,293           11,515
                                                                                           ---------        ---------
       Net cash used in operating activities                                                 (57,569)         (29,873)
                                                                                           ---------        ---------
Investing activities:
    Acquisitions, net of cash acquired                                                       (22,378)          (3,938)
    Purchase of available-for-sale investments                                                    --          (11,434)
    Purchase of cost and equity method company investments                                    (3,502)              --
    Proceeds from sale and redemption of available-for-sale investments                       17,200           52,129
    Restricted cash                                                                               --              (70)
    Discontinued operations-investing activities                                                  --          (21,823)
    Capital expenditures                                                                      (9,506)          (6,704)
                                                                                           ---------        ---------
       Net cash provided by (used in) investing activities                                   (18,186)           8,160
                                                                                           ---------        ---------
Financing activities:
    Principal payments on long-term debt and obligations under capital leases                   (574)            (389)
    Discontinued operations - financing activities                                                --           23,723
    Proceeds from the issuance of common stock                                                15,000               --
    Proceeds from exercise of stock options and employee stock purchase plan                     485            8,771
                                                                                           ---------        ---------
       Net cash provided by financing activities                                              14,911           32,105
                                                                                           ---------        ---------
Net increase (decrease) in cash                                                              (60,844)          10,392
Cash and cash equivalents--beginning of period                                               123,803            7,636
                                                                                           ---------        ---------
Cash and cash equivalents--end of period                                                   $  62,959        $  18,028
                                                                                           =========        =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                               $     622        $   3,117
                                                                                           =========        =========
Supplemental schedule of noncash investing and financing activities:
    Issuance of common stock as consideration for acquisitions                             $  21,290        $ 550,759
    Warrant exercises                                                                             --              653
    Preferred dividends and accretion                                                          1,819               --


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ADDITIONAL
                                                                     COMMON STOCK                PAID-IN            DEFERRED
                                                                SHARES         AMOUNT            CAPITAL          COMPENSATION
                                                                ------         ------            -------          ------------
Balance, January 1, 2001                                        88,048       $       880       $ 1,004,149        $      (363)

Series A 6.00% convertible redeemable
   preferred stock dividends accrued and accretion                  --                --            (1,819)                --

Exercise of options                                                426                 4               172                 --

Shares issued through employee
    stock purchase plan                                            179                 2               307                 --

Shares issued pursuant to Sumitomo's investment                  2,763                28            14,972

Shares issued as consideration for
    acquisitions                                                 6,109                61            21,229                 --

Unearned compensation                                               --                --               (55)                52

Amortization of unearned compensation                               --                --                --                 41

Net loss                                                            --                --                --                 --

Other comprehensive income                                          --                --                --                 --
                                                           -----------       -----------       -----------        -----------
Balance, March 31, 2001 (unaudited)                             97,525       $       975       $ 1,038,955        $      (270)
                                                           ===========       ===========       ===========        ===========

                                                          ACCUMULATED OTHER                                              TOTAL
                                                            COMPREHENSIVE       ACCUMULATED           TREASURY        SHAREHOLDERS'
                                                                LOSS             DEFICIT              STOCK             EQUITY
                                                          -----------------     -----------           --------        -------------
Balance, January 1, 2001                                    $   (14,370)       $  (384,089)       $      (805)       $   605,402

Series A 6.00% convertible redeemable
   preferred stock dividends accrued and accretion                   --                 --                 --             (1,819)

Exercise of options                                                  --                 --                 --                176

Shares issued through employee
    stock purchase plan                                              --                 --                 --                309

Shares issued pursuant to Sumitomo's investment                                                                           15,000

Shares issued as consideration for
    acquisitions                                                     --                 --                 --             21,290

Unearned compensation                                                --                 --                 --                 (3)

Amortization of unearned compensation                                --                 --                 --                 41

Net loss                                                             --            (90,347)                --            (90,347)

Other comprehensive income                                          849                 --                 --                849
                                                            -----------        -----------        -----------        -----------
Balance, March 31, 2001 (unaudited)                         $   (13,521)       $  (474,436)       $      (805)       $   550,898
                                                            ===========        ===========        ===========        ===========


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.
           CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                             Three months ended March 31,
                                             ---------------------------
                                                2001            2000
                                              --------        --------
                                                     (unaudited)

Net income (loss)                             $(90,347)       $ 42,093
Unrealized loss on investments                 (17,277)        (16,608)
Unrealized gain on forward sale                 19,293              --
Foreign currency translation adjustment         (1,167)             --
                                              --------        --------
Comprehensive income (loss)                   $(89,498)       $ 25,485
                                              ========        ========


          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) VERTICALNET, INC. AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

      VerticalNet, Inc. ("VerticalNet," "the Company," "we," "us" or other similar expressions), through its subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments. We operate 59 industry-specific e-marketplaces through which we provide hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses, as well as offer software solutions to industry alliances and global 2000 enterprises. During the latter part of 2000 through April 26, 2001, we provided these solutions through two strategic business units: VerticalNet Markets and VerticalNet Solutions. On April 26, 2001, we announced our intention to consolidate these two business units into a single operating segment.

       On January 31, 2001, we completed the sale of our VerticalNet Exchanges ("NECX") business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit have been reflected as a discontinued operation in our consolidated financial statements. The net assets of this unit at December 31, 2000 were reflected as net assets of discontinued operations on our consolidated balance sheet.

      Our consolidated financial statements as of and for the three months ended March 31, 2001 and March 31, 2000 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

REVENUE RECOGNITION

       We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services.

       E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as the services are performed. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees are recognized upon receipt of payment. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

       Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we develop co-branded Web sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

       Revenues from software licensing and related services are generally accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, revenues and costs are recognized based on the labor hours incurred to date, compared to total estimated labor hours over the term of the contract using the percentage of completion method.

       At March 31, 2001 and December 31, 2000, approximately $2.7 million and $4.2 million included in the respective accounts receivable balance was unbilled due to customer payment terms.

       Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 99-17, Accounting for Advertising Barter Transactions, barter transactions are recorded at the estimated fair value of the advertisements or other services given, based on recent historical cash transactions. Barter revenue is recognized when the advertising impressions or other services are delivered to the customer and advertising expense is recorded when the advertising impressions or other services are received from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions, a liability is recorded on the consolidated balance sheet. If we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheet. For the three months ended March 31, 2001 and 2000, we recognized approximately $2.1 million and $1.9 million of advertising revenues, respectively, and $2.4 million and $0.7 million of advertising expenses, respectively, from barter transactions. We have recorded approximately $2.0 million and $2.3 million in prepaid expenses related to barter transactions as of March 31, 2001 and December 31, 2000, respectively.

ADOPTION OF NEW PRONOUNCEMENT

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in other income (expense). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
(loss) and are recognized in other income (expense) when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

      We use derivative instruments to manage exposures to foreign currency and security prices. Our objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

       In July 2000, we entered into forward sale contracts relating to a security classified as an available-for-sale investment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under these contracts, we pledged the securities to the counterparty for a three-year period in return for approximately $47.4 million of cash, which was net of the initial cost of the transaction of approximately $5.0 million. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged securities to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The forward sale has been designated as a cash flow hedge with corresponding gains and losses recorded in other comprehensive income (loss). The amounts recorded in other comprehensive income (loss) will be recognized in other income (expense) when the forward sale is settled in July 2003. The unrealized gain on the forward sale as of December 31, 2000 of $29.8 million was previously recorded in other comprehensive income
(loss), and changed by $19.3 million during the three months ended March 31, 2001. The unrealized gain on the forward sale as of March 31, 2001 is $49.1 million and is reflected as a reduction of other long-term liabilities.

       We also have fixed obligations denominated in Euros which we have hedged with foreign currency forwards to reduce the foreign currency fluctuation risk. These foreign currency forward agreements are classified as fair value hedges. The transition adjustment from adopting SFAS No. 133 for these agreements was immaterial. During the three months ended March 31, 2001, we recorded approximately $0.1 million in other income (expense) related to these foreign currency forward contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

       Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies, however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

(2) ACQUISITIONS

VERTICALNET EUROPE

       Our ownership of VerticalNet Europe B.V. ("VerticalNet Europe") increased from 56% to 72% on December 29, 2000 when VerticalNet Europe redeemed some of its shares held by British Telecommunications, plc ("BT"). Due to minority shareholder governance provisions in the original agreement, we were previously accounting for VerticalNet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended to give us control over VerticalNet Europe's operations. Accordingly, we consolidated VerticalNet Europe in our consolidated balance sheet at December 31, 2000 and began consolidating VerticalNet Europe's operations starting January 1, 2001. Additionally, in December 2000, VerticalNet Europe obtained full ownership of VerticalNet UK Ltd.

       During the three months ended March 31, 2001, our percentage ownership of VerticalNet Europe increased to approximately 90%. VerticalNet Europe redeemed a portion of its shares held by Internet Capital Group, Inc. ("ICG"), and ICG sold the remaining portion directly to us for approximately $2.3 million in cash. We also purchased a portion of BT's ownership of VerticalNet Europe for approximately $6.4 million in cash and 4,993,173 shares of our common stock. The shares of common stock issued to BT were registered under our acquisition shelf registration statement. We also entered into a put and call agreement with BT whereby we can buy their remaining 10% interest in VerticalNet Europe at any time after closing and BT may sell its investment to us at any time after March 13, 2002. The fixed portion of the put and call price of approximately $13.5 million is included in other long-term liabilities on the consolidated balance sheet based on our intent to issue common stock to settle the liability. The amount is payable in Euros, therefore, we will mark the liability to market quarterly. The variable component of the price based on the LIBOR rate will be accrued quarterly through the date the put or call is exercised. The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $20.0 million was allocated to goodwill and is being amortized over 36 months.

       During the three months ended March 31, 2001, we recognized approximately $0.9 million in revenues from BT from various commercial and software licensing contracts.

OTHER FIRST QUARTER 2001 ACQUISITIONS

       During the three months ended March 31, 2001, we purchased certain assets from Commerx, Inc. as well as NetCommerce Corporation. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $2.2 million was allocated to goodwill. The results of operations from these acquisitions are not material to our financial position or results of operations.

(3) DISCONTINUED OPERATIONS

       On January 31, 2001, we completed the sale of our VerticalNet Exchanges segment to Converge, Inc. ("Converge"), an independent marketplace that serves the high-tech supply-chain community. VerticalNet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. and F&G Capital, Inc. d/b/a American IC Exchange ("AICE"). In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity at the closing of the transaction, respectively. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. Based on a preliminary calculation performed on January 31, 2001, the closing date, we paid $6.5 million to Converge. This cash payment was subject to further adjustment based on a final calculation of NECX's closing date net worth and working capital following a post-closing audit. We expect to make an additional payment to Converge in the second quarter of 2001 based on the final net worth and working capital adjustment calculation.

       The sale of NECX was treated as a nonmonetary exchange pursuant to the guidance in Accounting Principles Board Opinion ("APB") No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of NECX of $215.0 million, as determined by an independent appraisal, to value our investment in Converge. The investment in Converge is being accounted for under the cost method of accounting for investments. We recorded an estimated loss on disposal of $82.0 million during the year ended December 31, 2000 which included an estimated loss from operations of $9.0 million for the month of January 2001. During the three months ended March 31, 2001, we recorded an additional $0.5 million loss on disposal. Also in January 2001, in connection with the sale of NECX to Converge, we settled AICE's remaining earnout provisions by issuing 1,101,549 shares of our common stock valued at approximately $10.0 million, which amount had been considered in calculating our original loss on disposal.

       The sale of NECX represents the disposal of a business segment. Accordingly, the results of this segment have been shown separately as a discontinued operation, and prior periods have been restated. The net assets of the discontinued operation have been classified separately on the December 31, 2000 consolidated balance sheet.

      Revenues and losses from the discontinued operation are as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                    2001            2000
                                                  --------        --------
                                                     (in thousands)
Exchange transaction sales ................       $ 32,604        $ 99,044
Cost of exchange transaction sales ........         27,173          84,456
                                                  --------        --------
   Net exchange revenues ..................       $  5,431        $ 14,588
                                                  ========        ========

Loss from discontinued operations .........       $     --        $ (4,606)

Loss on disposal of discontinued operations       $   (522)       $     --

The assets and liabilities of the VerticalNet Exchanges segment are as follows:

                                            DECEMBER 31,
                                               2000
                                             ---------
                                           (in thousands)
Current assets .......................       $  27,573
Property and equipment, net ..........          22,809
Intangible assets ....................         155,680
Other non-current assets .............           9,424
Current liabilities ..................            (486)
                                             ---------
Net assets of discontinued operations        $ 215,000
                                             =========

(4) INVESTMENTS

AVAILABLE-FOR-SALE

       As of March 31, 2001, our available-for-sale securities classified as short-term include investments in corporate and government obligations with a fair market value of $3.8 million and marketable equity securities of $0.6 million. Our marketable equity securities, which consist of investments in publicly traded companies for which we do not have the ability to exercise significant influence, are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $3.3 million is classified as long-term due to a forward sale of the majority of our shares.

       In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba's common stock, of which 64,310 shares were placed in escrow for one year subsequent to the transaction's closing. Based on the fair market value of Ariba's common stock on March 10, 2000, we recorded an $85.5 million gain on the disposition of the Tradex investment. After selling 140,000 shares in March 2000 at a loss of $5.6 million, we recorded a net investment gain of $79.9 million for the three months ended March 31, 2000. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization between Tradex and Ariba. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex's favor, we will subsequently record an additional adjustment.

COST METHOD INVESTMENTS

       At March 31, 2001 and December 31, 2000, investments held at cost were approximately $221.3 million and $12.2 million, respectively. During the three months ended March 31, 2001, we recorded a $7.7 million impairment charge, which is included in other income (expense) for an other than temporary decline in the fair value of several of these investments. During the three months ended March 31, 2001, we recognized revenue of approximately $1.4 million from commercial arrangements with cost method investees, excluding revenue from Converge (see
Note 5).


EQUITY METHOD INVESTMENTS

       At March 31, 2001 and December 31, 2000, our equity method investments were approximately $6.0 million and $5.4 million, respectively. Our loss from equity method investments, which is included in other income (expense), is approximately $1.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, we recognized revenue, net of proportional eliminations of approximately $0.3 million from our equity method investees. Operations for the three months ended March 31, 2001 and total assets as of March 31, 2001 for our equity method investments were not material to our operations or financial position.

(5) STRATEGIC RELATIONSHIPS

MICROSOFT

During the three months ended March 31, 2001, we continued to operate under the original commercial agreement we entered into with Microsoft on March 29, 2000 (the "Original Microsoft Agreement"). Under this agreement, during the three months ended March 31, 2001, we recognized approximately $14.8 million in e-enablement and advertising revenue and approximately $4.4 million was expensed for advertising, software licensing and support. On April 26, 2001, we entered into a new agreement with Microsoft (the "New Microsoft Agreement"), which terminated and replaced the Original Microsoft Agreement. Under the New Microsoft Agreement, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2002. Additionally, under the New Microsoft Agreement, both companies have agreed to work in good faith toward a separate agreement under which each will deploy an additional $10.0 million in funds towards one anothers products or services in furtherance of a market development plan.

       The $40.0 million payment to us under the New Microsoft Agreement replaces the net cash flows we expected to receive under the Original Microsoft Agreement of approximately $49.2 million in 2001 and $5.1 million in 2002, as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

CONVERGE

       In December 2000, we entered into a three-year software licensing and professional services contract with Converge, valued at approximately $108.0 million. Performance under the contract began in 2001 following the closing of the NECX sale. The contract provides for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. As of March 31, 2001, we have received $16.8 million from Converge, of which $5.9 million has been earned as revenue during the three months ended March 31, 2001. The commercial agreement also includes a commitment to link Converge with each of our 14 technology-focused e-marketplaces.

(6) RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

      In January 2001, we announced strategic and organizational initiatives designed to realign business operations, eliminate acquisition-related redundancies and reduce costs. As a result of these initiatives, we recorded charges for terminations and other exit costs of approximately $4.5 million and charges to write down assets of approximately $3.0 million. Of the total charges, approximately $7.3 million were in the VerticalNet Markets segment, with the balance being related to employee terminations in corporate support functions. The $4.5 million of termination and other exit costs consisted of severance benefits of approximately $2.9 million related to the termination of approximately 230 employees and approximately $1.6 million of lease termination costs and other exit costs associated with closing redundant facilities. The $3.0 million asset write-down charges related primarily to the write-off of goodwill and prepaid licenses for business operations exited within the VerticalNet Markets segment as part of the business realignment, the write-off of leasehold improvements and estimated losses on the disposal of assets at closed facilities. We expect that these initiatives will result in cash savings of approximately $10.0 million on an annualized basis. During the three months ended March 31, 2001, cash payments for severance benefits and other exit costs totaled approximately $2.0 million. Management expects these actions to be substantially complete during 2001.

      Following is a table reflecting activity related to the aforementioned initiatives. The remaining liability at March 31, 2001 is reflected in accrued expenses.

                                  (in thousands)

Balance as of January 1, 2001       $    --
Charges                               4,476
Cash payments                        (2,032)
                                    -------
Balance as of March 31, 2001        $ 2,444
                                    =======

      In April 2001, as part of our strategic and organizational initiatives, we announced a second workforce reduction. Employee termination and related facility closing costs will result in a one-time restructuring charge ranging from approximately $5.0 million to $7.0 million in the second quarter of 2001.

(7) CAPITAL STOCK

COMMON STOCK

       On January 22, 2001, we sold approximately 2.8 million shares of our common stock to Sumitomo for $15.0 million. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

STOCK OPTIONS

       On March 16, 2001, we issued an aggregate grant of approximately 13.4 million stock options to our employees. These options vest quarterly over a two year period.

(8) COMMITMENTS AND CONTINGENCIES

       In July 2000, we formed a Japanese joint venture, VerticalNet Japan, with SOFTBANK E-COMMERCE CORP. Under the joint venture agreement, we have a maximum aggregate obligation to contribute 800 million Yen to VerticalNet Japan, an equity method investee. As of March 31, 2001, we had contributed approximately 400 million Yen ($3.6 million as of the dates of the contributions). As of March 31, 2001, our remaining funding obligation to the joint venture through the first two years of operations was approximately 400 million Yen (approximately $3.2 million as of March 31, 2001).

       We are a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a materially adverse effect on our financial position or results of operations.

(9) INCOME (LOSS) PER SHARE

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

       The following table sets forth the reconciliation between the weighted average shares outstanding for basic and diluted net income (loss) per share computations:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
                                                      (in thousands)

Weighted average shares outstanding - basic ....    92,650       74,805
                                                    ======

Effect of dilutive securities
  Options and warrants .........................                 17,674
  Convertible subordinated debt ................                  5,750
                                                                 ------
Weighted average shares outstanding - diluted...                 98,229
                                                                 ======

The following table sets forth the computation of diluted net income (loss) per share:

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                2001             2000
                                                                               --------        --------
                                                                        (in thousands, except per share data)
NUMERATOR FOR DILUTED NET INCOME (LOSS) PER SHARE CALCULATION
Income (loss) from continuing operations ....................                  $(89,825)       $ 46,699
   Interest and amortization expense from
      convertible subordinated debt .........................                        --           1,702
Preferred stock dividends and accretion .....................                    (1,819)             --
                                                                               --------        --------
Income (loss) from continuing operations
   for the diluted loss per share calculation ...............                   (91,644)         48,401
Loss from discontinued operations ...........................                        --          (4,606)
Loss on disposal of discontinued operations .................                      (522)             --
                                                                               --------        --------
Income (loss) attributable to common shareholders ...........                  $(92,166)       $ 43,795
                                                                               ========        ========

Diluted net income (loss) per share:
         Continuing operations ..............................                  $  (0.99)       $   0.49
         Loss from discontinued operations ..................                        --           (0.04)
         Loss on disposal of discontinued
            operations ......................................                        --              --
                                                                               --------        --------
Diluted net income (loss) per share .........................                  $  (0.99)       $   0.45
                                                                               ========        ========

(10) SEGMENT INFORMATION

             During the first quarter of 2001, management began evaluating the financial operating performance of VerticalNet Markets and VerticalNet Solutions as separate business units. Comparative information for the same quarter in the prior year is not readily available. All prior segment information for VerticalNet Exchanges has been classified as a discontinued operation.

                                             THREE MONTHS ENDED MARCH 31, 2001
                              --------------------------------------------------------------
                              VERTICALNET      VERTICALNET      CORPORATE AND
                                MARKETS         SOLUTIONS      RECONCILING ITEMS     TOTAL
                              ----------       ----------      -----------        ---------
                                                      (in thousands)
Revenues ...............       $  27,757        $   8,930          $    --        $  36,687
Net loss, excluding
   non-cash expenses
   and other non
   recurring items .....          (7,677)         (10,810)          (9,729)         (28,216)
Non-cash expenses,
   other non recurring
   items and preferred
   stock dividends .....         (12,162)         (39,352)         (12,436)         (63,950)
Loss attributable
   to common
   shareholders ........         (19,768)         (50,163)         (22,235)         (92,166)
Capital expenditures,
   including capitalized
   software costs ......           6,547            1,000            1,959            9,506
Segment assets .........         148,512          317,932          318,603          785,047

             On April 26, 2001, we announced our intention to consolidate these two business units into a single operating segment. We expect to begin reporting as one segment starting in the second quarter of 2001, since we have already taken significant measures to merge the employees and operations of the two units together.

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

             Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, changes in our evolving business strategies and model; our ability to eliminate redundancies within our business and to control expenses; the availability of and terms of equity and debt financing to fund our business; competition in our target markets; changes in prevailing interest rates; inflation; changes in costs of goods and services; economic conditions in general and in our specific target markets; changes in preferences and tastes of users, buyers and suppliers; demographic changes; changes in, or failure to comply with, federal, state, local or foreign laws and regulations; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

             The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

             Upon the closing of the sale of VerticalNet Exchanges ("NECX") to Converge in January 2001, we continued to operate our two remaining segments:
VerticalNet Markets and VerticalNet Solutions. On April 26, 2001, we announced our intention to consolidate these two business units into a single operating segment. We expect to begin reporting as one segment starting in the second quarter of 2001, since we have already taken significant measures to merge the operations of the two units together.

             VerticalNet, through its subsidiaries, currently provides end-to-end e-commerce solutions targeted at distinct business segments. We operate 59 industry-specific e-marketplaces through which we provide hosted e-commerce and community capabilities for corporate divisions and small and medium sized businesses, as well as offer software solutions to industry alliances and global 2000 enterprises. During the latter part of 2000 through April 26, 2001, we provided these solutions through two strategic business units: VerticalNet Markets and VerticalNet Solutions.

             We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services.

             E-enablement and e-commerce revenues include storefront and e-commerce center fees, Web site development fees and e-commerce fees. Storefront and e-commerce center fees are recognized ratably over the period of the contract. Web site development fees are recognized as the services are performed. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees are recognized upon receipt of payment. E-commerce fees from educational courses are recognized in the period in which the course is completed. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped. Auction transaction fees are recognized when the auction is successfully concluded.

             Advertising and services revenues, including buttons and banners, are recognized ratably over the period of the applicable contract. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Advertising contracts generally do not extend beyond one year, although certain contracts are for multiple years. We also enter into strategic co-marketing agreements under which we develop co-branded Web sites. Revenues from hosting and maintenance services under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

             Revenues from software licensing and related services are generally accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products generally is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. If the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, revenues and costs are recognized based on the labor hours incurred to date, compared to total estimated labor hours over the term of the contract using the percentage of completion method.

             For the three months ended March 31, 2001, revenues of approximately $13.9 million, $13.9 million and $8.9 million were derived from e-commerce and e-enablement; advertising and services; and software licensing and related services, respectively. We are expecting significant software licensing and professional services revenue growth with the signing of the three-year software licensing and professional services agreement with Converge.

             In April 2001, we announced our strategy of focusing on the creation of private marketplaces that connect large buyers to networks of enabled suppliers, as well as our intention to consolidate our previously established VerticalNet Markets and VerticalNet Solutions business units into a single operating unit. In conjunction with this announcement, we concurrently implemented a reduction in force that resulted in a decrease of approximately 25% of our full-time work force.

             In fiscal 2001, we intend to sustain our focus on balancing revenue growth and achieving profitability. Over the last several months, we have streamlined our operations by removing several unprofitable initiatives from our business, and we expect to continue reviewing our operations and looking for opportunities to reduce costs and improve our operating margins. We expect to continue to streamline operations or reduce headcount if the revenues expected from our product and service offerings do not materialize.

             At March 31, 2001, we had an accumulated deficit of $474.4 million. The table below illustrates the loss from continuing operations attributable to common shareholders (including preferred dividends) and loss attributable to common shareholders, which includes discontinued operations, during the specified periods:

                                                     LOSS FROM
                                               CONTINUING OPERATIONS
                                                  ATTRIBUTABLE TO               LOSS ATTRIBUTABLE TO
PERIOD                                          COMMON SHAREHOLDERS              COMMON SHAREHOLDERS
------                                          -------------------              -------------------
                                                                   (in millions)

Three months ended March 31, 2001............         $ 91.6                           $ 92.2
Year ended December 31, 2000 ................          207.6                            316.6
Year ended December 31, 1999 ................           52.6                             53.5
Year ended December 31, 1998 ................           13.6                             13.6
Year ended December 31, 1997 ................            4.8                              4.8

             The losses from continuing operations and accumulated deficit have resulted primarily from our lack of revenues relative to the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and in-process research and development charges, and other costs incurred for the development of e-marketplaces, horizontal business services and software products, as well as sales and marketing for our e-marketplaces and other businesses we have acquired. We expect to continue to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never maintain or increase revenues or generate an operating profit.

SALE OF VERTICALNET EXCHANGES (NECX)

             On January 31, 2001, we completed the sale of our VerticalNet Exchanges segment to Converge. VerticalNet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. and F&G Capital, Inc. d/b/a American IC Exchange. In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9% of Converge's equity, at the closing of the transaction respectively. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. Based on a preliminary calculation performed on January 31, 2001, the closing date, we paid $6.5 million to Converge. This cash payment was subject to further adjustment based on a final calculation of NECX's closing date net worth and working capital following a post-closing audit. We expect to make an additional payment to Converge in the second quarter of 2001 based on the final net worth and working capital adjustment calculation.

             We used the fair value of NECX of $215.0 million, as determined by an independent appraisal, to record our investment in Converge. The investment in Converge is being accounted for under the cost method of accounting for investments.

             The sale of the VerticalNet Exchanges segment represents the disposal of a business segment under Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of this segment have been shown separately as a discontinued operation, and all prior periods have been restated.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

             The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

             Revenues. Revenues were $36.7 million for the three months ended March 31, 2001 and $12.9 million for the three months ended March 31, 2000. The increase in revenues resulted primarily from:

            - the original Microsoft commercial agreement, which was primarily responsible for the increase in the number of storefronts on our e-marketplaces from approximately 3,300 as of March 31, 2000 to approximately 23,500 as of March 31, 2001; and

            - the software licensing and related services revenue from the VerticalNet Solutions business unit.

             At March 31, 2001 and December 31, 2000, we had deferred revenues of $69.7 million and $57.3 million, respectively. Our deferred revenue balance is primarily associated with e-enablement and advertising revenue. Approximately $43.1 million of our deferred revenue balance at March 31, 2001 relates to our commercial arrangement with Microsoft.

             Editorial and Operational Expenses. Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, product costs (including costs of professional services provided to customers), depreciation, amortization of internally developed software and other related operating costs. Editorial and operational expenses were $13.4 million for the three months ended March 31, 2001 and $4.3 million for the three months ended March 31, 2000. Expenses increased by:

            - $1.7 million for salaries and benefits of operating and editorial personnel;

            - $5.0 million for direct product costs, including costs of professional services provided to our VerticalNet Markets and VerticalNet Solutions customers; and

            -     $2.4 million for other related operating costs.

             Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our original Microsoft arrangement, as well as maintaining the increasing number of features and functionalities that have been added to our e-marketplaces and horizontal business services. Direct product costs increased due to our growth in the asset remarketing businesses in which, under certain circumstances, we take title to the goods being sold as well as costs of professional services for our software customers. We expect professional services costs to increase as we grow our software business, specifically in relation to our contract with Converge.

             Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $9.2 million for the three months ended March 31, 2001 and $4.5 million for the three months ended March 31, 2000. Expenses increased by:

            -     $3.3 million for salaries and benefits;

            -     $1.2 million for consulting expenses; and

            -     $0.2 million for other expenditures.

             This increase in product development expenses resulted primarily from increased staffing and consulting costs to develop and enhance the features, content and services of our e-marketplaces, as well as developing software products related to our VerticalNet Markets' community building technology and development of the acquired technology of Tradeum and Isadra. Product development is critical to attaining our goals. However, we do not expect significant increases due to our ability to leverage our current product development efforts upon the consolidation of the VerticalNet Markets and VerticalNet Solutions segments.

             Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $25.0 million for the three months ended March 31, 2001 and $10.2 million for the three months ended March 31, 2000. Expenses increased by:

            -     $7.0 million for advertising, including barter expense;

            -     $5.8 million for salaries, commissions and benefits; and

            - $2.0 million for travel and entertainment expenses (including trade show attendance) and other expenses.

             These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased sales commissions and increased expenses related to promoting the new businesses and services we have acquired or created.

             General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business and corporate development personnel, as well as support services and professional service fees. General and administrative expenses were $18.0 million for the three months ended March 31, 2001 and $6.7 million for the three months ended March 31, 2000. Expenses increased by:

            -     $5.1 million for salaries and benefits;

            -     $1.1 million for professional fees;

            -     $2.5 million for facility costs; and

            -     $2.6 million for other general and administrative costs.

             These increases resulted primarily from increased staffing levels, higher facility costs, including those incurred as a result of newly acquired businesses, and professional fees to support the growth of our infrastructure and business operations.

             Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions and the amortization of deferred costs related to the issuance of warrants and Series A preferred stock to Microsoft. The amortization period for goodwill is 36 months, while the amortization period for other intangible assets ranges from 24 to 36 months. Amortization expense was $44.3 million (including $0.6 million of deferred cost amortization related to Microsoft) for the three months ended March 31, 2001 and $9.6 million for the three months ended March 31, 2000. The increase in amortization expense is primarily attributable to our acquisition of Tradeum in March 2000.

             Restructuring Charge. During the three months ended March 31, 2001, we recorded a $7.5 million restructuring charge related to employee terminations, facility closures and asset write-downs (see Note 6 to our consolidated financial statements).

             In-Process Research and Development Charge. In March 2000, we incurred a one-time in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

         Other Income and Expenses. Other income (expense) includes the following:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     2001        2000
                                                    -----        -----
                                                      (in millions)

Net gain (loss) on investment (1) ...........       $(2.2)       $79.9
Write-down related to cost method investments        (7.7)          --
Equity in loss of affiliates ................        (1.1)          --
Other income and expense items ..............         1.1           --
                                                    -----        -----
                                                    $(9.9)       $79.9
                                                    =====        =====

(1) We acquired $1.0 million of equity in Tradex Technologies Inc. ("Tradex") in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. ("Ariba") and we received 566,306 shares of Ariba, of which 64,310 shares were placed in escrow for one year subsequent to the transactions closing, in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization between Tradex and Ariba. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex's favor, we will subsequently record an additional adjustment.

             Interest Income (Expense), Net. Interest income (expense), net includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest income was $0.9 million (net of $0.8 million of expense) for the three months ended March 31, 2001 and net interest expense was $0.8 million (net of $1.0 million of income) for the three months ended March 31, 2000. Interest income increased as a result of the cash we received from the issuance of Series A preferred stock in April 2000 and the forward sale of our Ariba investment in July 2000. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense decreased during the period due to the conversion of a portion of our outstanding convertible debt during April 2000.

             Preferred Stock Dividends. For the three months ended March 31, 2001, preferred stock dividends and accretion were approximately $1.8 million. As of March 31, 2001, cumulative dividends of $6.1 million have been earned by the holder of our Series A preferred stock. In August 2000, dividends of $1.5 million were paid to Microsoft through the issuance of additional shares of our Series A Preferred Stock. The remaining $4.6 million remains payable as of March 31, 2001. The dividends may be paid in cash, additional shares of Series A Preferred Stock or common stock, at our option.

LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 2001, our primary source of liquidity consisted of cash, cash equivalents and highly liquid, high-quality debt instruments. We intend to make the majority of such funds readily available for operating purposes. At March 31, 2001, we had cash and cash equivalents and short-term investments totaling $67.3 million, compared to $145.2 million at December 31, 2000.

             Net cash used in operating activities was $57.6 million for the three months ended March 31, 2001. Net cash used in operating activities consisted of net operating losses, an increase in accounts receivable and a decrease in accrued expenses, offset by increases in deferred revenues and accounts payable and decreases in prepaid expenses and other assets. Approximately $33.1 million of the accrued expenses decrease related to our obligations resulting from our sale of NECX.

             Net cash used in investing activities was $18.2 million for the three months ended March 31, 2001. Cash from investing activities include the sale and maturities of available-for-sale securities of $17.2 million. Cash used in investing activities included capital expenditures and capitalized software costs of $9.5 million, acquisitions of $22.4 million, net of cash acquired, and investments made in companies accounted for under the equity or cost method of $3.5 million. The capital expenditures consisted primarily of the purchase of office furniture, computer hardware, communications equipment and costs capitalized in connection with the internal development of software. We have generally funded our capital expenditures through funds generated from operations and the use of capital leases and expect to continue to do so in the foreseeable future.

             Net cash provided by financing activities was $14.9 million for the three months ended March 31, 2001. Net cash provided by financing activities consists of net proceeds from the issuance of common stock to Sumitomo of $15.0 million and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $0.5 million. Cash used in financing activities include payments made for capital leases of $0.6 million. Due to current market conditions, proceeds from the exercise of employee stock options and stock purchase plan transactions are not expected to increase.

             In July 2000, we formed a Japanese joint venture, VerticalNet Japan, with Softbank. As of March 31, 2001, we have made contributions of approximately $3.6 million. Our remaining maximum funding obligation is approximately 400 million Yen (approximately $3.3 million as of May 1, 2001) to the joint venture through its first two years of operations.

             We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some within the business-to-business e-commerce industry, have experienced difficulty in raising additional capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies operating in the Internet business-to-business e-commerce sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999 and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and valued based on the price of our common stock at that time. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material. While we currently believe that the recorded amount of goodwill and other intangible assets is not impaired, a significant write-down or write-off may be required in the future.

             Although we have taken significant measures to reduce operating costs, we expect to continue utilizing cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our business initiatives. We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Our contractual arrangements include a three-year software licensing and professional services agreement with Converge for approximately $108.0 million with remaining expected cash flows of $26.2 million, $35.0 million and $30.0 million in 2001, 2002 and 2003, respectively (see Note 5 to our consolidated financial statements). Under the new Microsoft agreement signed on April 26, 2001, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2001. The $40.0 million payment to us under the new Microsoft agreement replaces the net cash flows we expected to receive under the original Microsoft agreement (net of cash payments that we were required to make to Microsoft) of approximately $49.2 million in 2001 and $5.1 million in 2002, as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000. Additionally, we may, if the capital markets present attractive opportunities, attempt to raise cash through the sale of debt or equity. We can provide no assurance that our liquid assets will be sufficient to fund our operations or that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

ACQUISITIONS

             We intend to continue to pursue acquisitions that complement our existing products and services. We evaluate prospective acquisitions by assessing whether the business or asset broadens the scope of services we offer, enhances our presence in existing or new markets, offers technology that would allow us to better serve our clients or offers the opportunity to enhance profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

             Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies, however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

             Our limited operating history and evolving revenue model make it difficult to predict our future operating results and evaluate our future prospects.

             We launched our first e-marketplace in October 1995. This relatively limited operating history, together with our evolving revenue model and rapid changes in our target markets, makes predicting our future operating results and evaluating our future prospects very difficult. For the three months ended March 31, 2001, an overwhelming percentage of our overall revenues were generated from VerticalNet Markets' operations, primarily from sales of storefronts, e-commerce centers and advertising on our e-marketplaces. In the foreseeable future, we expect to continue generating a significant percentage of our overall revenues from these sources, while generating additional revenues from software licensing and related services. We may not be able to sustain our current revenues or generate additional revenues as expected. If we do not sustain our current revenues or generate additional revenues in each of our current revenue streams, our business, financial condition and operating results will suffer.

             We may never generate operating profit.

             As of March 31, 2001, our accumulated deficit was $474.4 million. For the three months ended March 31, 2001, we sustained a $92.2 million loss attributable to common shareholders (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

             We may not develop significant revenues from software licensing and related services, which could adversely affect our future revenue growth and ability to achieve profitability.

             One of the many challenges we face in growing future revenues and achieving profitability is successfully refocusing our efforts on developing, enhancing and promoting our software solutions and related services. If we do not generate significant additional revenues from software licensing and related services, our business, financial condition and operating results will be impaired. Our ability to generate additional revenues depends on the overall demand for software solutions and related services, as well as general economic and business conditions. Suppressed demand for software solutions and related services caused by a weakening economy may result in less revenue growth than expected or even a decline in revenues. We cannot assure you that we will be able to develop, enhance or promote our software solutions and related services effectively, whether as a result of general economic conditions or otherwise.

             If we cannot reduce or contain our expenses, our operating results will suffer.

             Our limited operating history and our evolving revenue model make it difficult to predict our future operating expenses. If we cannot reduce or contain our expenses, our operating results will suffer. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. In addition, as we continually refine our business strategies, we may find it necessary to increase operating expenses to achieve our business goals. However, we may not be successful in identifying and eliminating redundancies within our business, as well as in streamlining our overall operations as necessary to reduce our expenses, so as to offset any such increases in our operating expenses.

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

             In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. Similarly, our quarterly results may also fluctuate if we determine that a decline in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities. During the three months ended March 31, 2001, we recorded an aggregate of $7.7 million in impairment charges for other than temporary declines in the fair value of several of our cost method investments.

             If our strategic relationships with Microsoft and Converge do not provide the benefits we expect, our business will be materially and adversely affected.

             If we are ultimately unable, for any reason, to realize the benefits we expect from our strategic relationships with Microsoft and Converge, our business, financial condition and results of operations will be materially and adversely affected. We believe these relationships are critical to our success because they offer the possibility for further acceptance and validation of our business strategy and model and opportunities to generate additional revenues in each of our current revenue streams: software licensing and related services; e-commerce and e-enablement; and advertising and services. In particular, the Microsoft relationship has offered the possibility of additional users of our e-marketplaces, whereas the Converge relationship is our first material software development and license transaction with a private exchange. However, we may never generate any significant additional revenues or realize any of the other benefits expected from these relationships. For example, if we fail to enter into other material software development and licensing transactions, our financial condition and operating results will be adversely affected.

             To reap any such benefits, we must first fulfill our obligations in these relationships, which include, among other things, building and deploying enablement products in the case of Microsoft, and providing software maintenance, professional services and support services for the licensed software and for platform and community building, in the case of Converge. Meeting these obligations has required, and may continue to require, substantial resources on our part, including retraining existing employees and hiring additional personnel. It may also be necessary for our management and other key personnel to divert their attention from other aspects of our business in order to focus on our implementation of these relationships and to ensure that our other strategic relationships take them into account. Additionally, if we fail to meet the performance goals established under the Converge relationship, Converge may avoid paying any further license and development fees to us and we will need to pay additional material amounts to Converge. Accordingly, if we fail to realize the anticipated benefits from these relationships, the resulting material adverse effect on our business would be magnified by our dedication of substantial resources to these relationships, the loss of revenues and the payment of monetary penalties.

             We anticipate lengthy sales and implementation cycles for our software offerings.

             We anticipate our sales cycles for some of our non-hosted software offerings to average approximately six to nine months. In selling our products, we are asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing computer systems, functionality and reliability, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

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

             The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our e-marketplaces and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our e-marketplaces or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. In addition, we have experienced delays in improving and enhancing our e-marketplaces and in introducing and delivering new product offerings and releases in the past. If we experience similar delays in the future, or if our improvements, enhancements, offerings or releases do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third party technologies useful in our business, which we may not to be able to do.

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

             Examples of increased competition we expect to face include the following:

            - Several companies offer competitive e-marketplaces and supplier enablement applications. We expect that additional companies will offer competing e-marketplaces on a standalone or portfolio basis because competitors can launch new Web sites at a relatively low cost. We also compete for a share of a customer's advertising budget with online services and traditional offline media, such as print publications and trade associations.

            - As we implement our strategy regarding licensing e-commerce and e-marketplace software and providing related services, we are facing competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers.

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

             Our sale of NECX resulted in our becoming the largest stockholder in Converge, which is a privately-held company. Additionally, we are increasingly asked to acquire equity interests, generally ranging from $0.5 million to $3.0 million in any given instance, in companies with whom we form strategic relationships. We may never realize any return on our equity interests in Converge or these other entities. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business, financial condition and operating results. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to equity interests in our strategic partners (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of strategic relationships, rather than reinvesting those funds directly in our own business, may ultimately cause our business to suffer.

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

            - to pay for acquisitions, we may be required to incur debt, issue equity securities, which may be dilutive to existing shareholders, or spend cash, which would negatively impact our liquidity and could impair our ability to fund our operations;

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

             For some of our customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the three months ended March 31, 2001, approximately $2.1 million, or 5.7%, of our reported revenue, was generated by barter advertising arrangements.

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

             We have relied on, and expect to rely increasingly on, third parties such as freelance authors, trade publications and news wires to provide content for our e-marketplaces. It is critical to our business that we maintain and build existing and new relationships with content providers. However, we may not be able to do so, which could result in decreased traffic on our e-marketplaces and decreased advertising revenues. Many of our agreements with content providers are for initial terms of one to two years. Content providers may choose not to renew the agreements or terminate the agreements early if we do not fulfill our contractual obligations. Moreover, like our existing agreements with some of our content providers, our new and renewal agreements for third-party content may be non-exclusive, which means that competitors may offer the same content we offer or similar content. Additionally, the terms of any new or renewal agreements we enter into may be less favorable to us than our existing agreements. In particular, as competition for content increases, the licensing fees we pay to our content providers may correspondingly increase, which would negatively impact our operating results.

             If we do not develop the "VerticalNet" brand and our other brands, our revenues could decrease.

             To be successful, we must establish and strengthen the awareness of the "VerticalNet" brand and our other brands. If our brand awareness is weakened, it could decrease the attractiveness of our products and services to our suppliers, buyers and users, which could result in decreased revenues. We believe that brand recognition will become increasingly important in the future with the growing number of Internet sites and e-commerce solution providers. If customers do not begin to associate secondary meaning with our brands, then our ability to gain market share will be diminished, which could impair our business, financial condition and operating results.

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

             We are generally obligated under our supplier agreements to load and update product data into our database within a specified period of time following its delivery. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may not be useful to our customers and users and may even expose us to liability. Although we screen our suppliers information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. Any resulting exposure to liability or decreased adoption and use of our e-marketplaces could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

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

             We have undertaken several international initiatives, including VerticalNet Europe and our VerticalNet Japan joint venture with SOFTBANK E-COMMERCE CORP., and have hired senior management to oversee our international operations. We intend to strengthen our presence in our target international markets. However, this strategy may fail if we cannot create or sustain international demand for our evolving business model and the products and services we offer. Moreover, in entering into our target international markets, we have partnered with companies who have experience and relationships in those markets. However, as we pursue our strategy of strengthening our global presence, we have increased our control over some of the initiatives we have undertaken. Thus, we are increasingly becoming less dependent on our joint venture partners that have more experience and relationships than we do in these markets. Our relative lack of experience and relationships could adversely affect our international operations, which would in turn negatively impact our overall business, financial condition and operations. Pursuing this strategy will likewise continue to require significant management attention and financial resources and could have a similar negative effect.

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

             As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At May 1, 2001, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 25.7%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

             We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. As of May 1, 2001, only one member of our executive management team had an employment agreement.

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

             Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. As of May 9, 2001, we own and use 16 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 29 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of May 9, 2001, we own and use 5 trademarks registered with various foreign patent and trademark offices and have 2 applications pending with foreign patent and trademark offices. Likewise, as of May 9, 2001, we have 11 patent applications with PTO and we own 2,267 domain names. Lastly, as of May 9, 2001, we have 3 copyrights registered with the Library of Congress ("LOC") and 8 applications for registration of various copyrights pending with the LOC. Generally, our domain names for our e-marketplaces cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright, trademark, patent and trade secret protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and the diversion of our technical and management personnel.

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

             As of March 31, 2001, we had approximately $22.3 million in long term debt (including our outstanding 5 1/4% convertible subordinated debentures). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

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

             As of May 1, 2001, the holders of up to approximately 27,353,408 shares of common stock, warrants to purchase 2,127,038 shares of common stock and 101,450 shares of Series A preferred stock, which are convertible into approximately 1,167,770 shares of common stock, have demand and/or piggyback registration rights. Under the terms of the Series A preferred stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A preferred stock or shares of common stock, rather than paying cash dividends. As of March 31, 2001, cumulative dividends of $6.1 million had been earned by the holder of our Series A preferred stock, of which $1.5 million were paid in the form of additional shares of Series A preferred stock and the remainder of which are accrued and remain payable. The shares of common stock underlying any dividended shares of Series A preferred stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock.

             We have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

             As of March 31, 2001, our portfolio of investments included $63.0 million in cash and cash equivalents and $3.8 million in available-for-sale debt instruments included in short-term investments. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2001 would have decreased by less than $17,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

             Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the three months ended March 31, 2001, we recorded a $7.7 million impairment charge for other than temporary declines in fair value of several of our cost method investments. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of March 31, 2001, the fair market value of these investments included in short-term and long-term investments was $3.8 million.

             In connection with Ariba's acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba's common stock to the counterparty for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Our risk of loss in the event of nonperformance by the counterparty under the forward sales contract is not considered to be significant. Although the forward sales contract exposes us to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the value of the pledged securities.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (a) None.

            (b) None.

            (c) During the quarter ended March 31, 2001, we issued the following unregistered securities pursuant to the following transactions:

            - On January 1, 2001, we issued 1,101,549 shares of our common stock valued at approximately $10.0 million upon the settlement of an earnout agreement related to our acquisition of American IC Exchange.

            - On January 8, 2001, we issued 14,000 shares of our common stock valued at approximately $55,000 upon the settlement of an earnout agreement related to our acquisition of TextileWeb.

            - On January 22, 2001, we issued 2,763,388 shares of our common stock to Sumitomo Corporation in exchange for $15.0 million in cash pursuant to the terms of the Amended and Restated Common Stock Purchase Agreement, dated December 19, 2000, between Sumitomo Corporation and us.

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

             (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            (a) None.

            (b) As of March 31, 2001, cumulative dividends of $4.6 million had been earned by, but not yet paid to, the holder of our Series A preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.


ITEM 5.  OTHER INFORMATION

             None.

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                 - On January 17, 2001, we filed our Current Report on Form 8-K, dated December 19, 2000, regarding (a) our execution of a definitive agreement to sell NECX.com LLC to Converge, Inc.; (b) our execution of an amended and restated common stock purchase agreement under which we agreed to sell $15.0 million of our common stock to Sumitomo Corporation; (c) our agreement to increase our ownership position in VerticalNet Europe to 77%; and (d) the appointment of Michael J. Hagan to the position of President and Chief Executive Officer (Items 5 and 7).

                 - On February 15, 2001, we filed our Current Report on Form 8-K, dated January 31, 2001, in which we reported on (a) our sale of NECX.com LLC to Converge, Inc.; and (b) the completion of our sale of common stock to Sumitomo Corporation, as well as included pro forma financial information (Items 2, 5 and 7).

                 - On March 14, 2001, we filed our Current Report on Form 8-K, dated March 13, 2001, regarding the increase in our ownership position in VerticalNet Europe to 90% (Item 5).

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on May 14, 2001.

                                      VERTICALNET, INC.


                                      By: /s/ MICHAEL J. HAGAN
                                          ------------------------------
                                          Michael J. Hagan
                                          President and Chief Executive Officer

                                      By: /s/ GENE S. GODICK
                                          --------------------------------------
                                          Gene S. Godick
                                          Executive Vice President and
                                              Chief Financial Officer