Form 10-Q
period 2001-06-30
VERTICALNET INC
filed 2001-08-14
CIK 1043946

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              507 PRUDENTIAL ROAD
                               HORSHAM, PA 19044
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     As of July 31, 2001, 98,109,565 shares of the Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-Q
                 (FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements...........................    3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   42
Part II.  OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   43
  Item 2.  Changes in Securities and Use of Proceeds...................   43
  Item 3.  Defaults Upon Senior Securities.............................   43
  Item 4.  Submission of Matters to a Vote of Security Holders.........   43
  Item 5.  Other Information...........................................   44
  Item 6.  Exhibits and Reports on Form 8-K............................   44

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   69,056      $  123,803
  Short-term investments....................................       4,208          21,349
  Accounts receivable, net of allowance for doubtful
     accounts of $1,519 in 2001 and $2,072 in 2000..........       7,255          31,932
  Prepaid expenses and other assets.........................      16,847          37,264
                                                              ----------      ----------
     Total current assets...................................      97,366         214,348
                                                              ----------      ----------
Property and equipment, net.................................      29,803          32,398
Net assets of discontinued operations.......................          --         215,000
Goodwill and other intangibles, net of accumulated
  amortization of $393,849 in 2001 and $149,015 in 2000.....     118,408         388,341
Long-term investments.......................................       2,321          22,861
Other investments...........................................     222,105          17,543
Other assets................................................      19,029          32,793
                                                              ----------      ----------
     Total assets...........................................  $  489,032      $  923,284
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    8,890      $   10,821
  Accrued expenses..........................................      21,432          67,251
  Deferred revenues.........................................      65,447          57,323
  Other current liabilities.................................       1,763           1,597
                                                              ----------      ----------
     Total current liabilities..............................      97,532         136,992
                                                              ----------      ----------
Long-term debt..............................................         318             952
Other long-term liabilities.................................      15,363          22,630
Convertible notes...........................................      21,705          21,705
                                                              ----------      ----------
     Total liabilities......................................     134,918         182,279
                                                              ----------      ----------
Commitments and contingencies (see Notes 8 and 9)
Minority interest...........................................          --          40,843
                                                              ----------      ----------
Series A 6.00% convertible redeemable preferred stock, $.01
  par value 250,000 shares authorized, 106,084 shares issued in 2001 and 101,450 issued in 2000 plus accrued dividends
  of $1,591 in 2001 (liquidation value of $106,084).........      98,421          94,760
                                                              ----------      ----------

Shareholders' equity:
  Preferred stock $.01 par value, 9,750,000 shares
     authorized, none issued in 2001 and 2000...............          --              --
  Common stock $.01 par value, 1,000,000,000 shares
     authorized, 97,906,884 shares issued in 2001 and
     88,047,949 shares issued in 2000.......................         979             880
  Additional paid-in capital................................   1,037,585       1,004,149
  Deferred compensation.....................................        (165)           (363)
  Accumulated other comprehensive loss......................      (3,445)        (14,370)
  Accumulated deficit.......................................    (778,456)       (384,089)
                                                              ----------      ----------
                                                                 256,498         606,207
  Treasury stock at cost, 656,356 shares in 2001 and 2000...        (805)           (805)
                                                              ----------      ----------
     Total shareholders' equity.............................     255,693         605,402
                                                              ----------      ----------
     Total liabilities and shareholders' equity.............  $  489,032      $  923,284
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               ---------------------    ----------------------
                                                 2001         2000        2001         2000
                                               ---------    --------    ---------    ---------
                                                    (UNAUDITED)              (UNAUDITED)
Revenues.....................................  $  33,056    $ 24,445    $  69,743    $  37,309
COSTS AND EXPENSES:
Editorial and operational....................     12,911       8,704       26,350       12,966
Product development..........................      7,381       8,640       16,600       13,175
Sales and marketing..........................     22,564      23,747       47,596       33,900
General and administrative...................     14,140      10,461       32,184       17,201
Amortization expense.........................     44,865      46,018       89,136       55,604
Restructuring and asset impairment charges
  (see Note 5)...............................    218,879          --      226,344           --
In-process research and development charge...         --          --           --       10,000
                                               ---------    --------    ---------    ---------
Operating loss...............................   (287,684)    (73,125)    (368,467)    (105,537)
                                               ---------    --------    ---------    ---------
Other income (expense).......................    (13,060)    (11,362)     (22,976)      68,513
Interest income (expense), net...............        105       1,720          979          956
                                               ---------    --------    ---------    ---------
Loss from continuing operations..............   (300,639)    (82,767)    (390,464)     (36,068)
DISCONTINUED OPERATIONS:
  Loss from operations of the VerticalNet
     Exchanges segment.......................         --      (2,931)          --       (7,537)
  Loss on disposal of the VerticalNet
     Exchanges segment.......................     (3,381)         --       (3,903)          --
                                               ---------    --------    ---------    ---------
Net loss.....................................   (304,020)    (85,698)    (394,367)     (43,605)
Preferred stock dividends and accretion......     (1,842)     (1,450)      (3,661)      (1,450)
                                               ---------    --------    ---------    ---------
Loss attributable to common shareholders.....  $(305,862)   $(87,148)   $(398,028)   $ (45,055)
                                               =========    ========    =========    =========
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing operations......................  $   (3.10)   $  (1.01)   $   (4.14)   $   (0.48)
  Loss from discontinued operations..........         --       (0.04)          --        (0.09)
  Loss on disposal of discontinued
     operations..............................      (0.03)         --        (0.04)          --
                                               ---------    --------    ---------    ---------
  Loss per common share......................  $   (3.13)   $  (1.05)   $   (4.18)   $   (0.57)
                                               =========    ========    =========    =========
Weighted average common shares outstanding
  used in basic and diluted per share
  calculation................................     97,716      83,052       95,197       78,926
                                               =========    ========    =========    =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
                                                                   (UNAUDITED)
Net loss....................................................  $(394,367)   $(43,605)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation, amortization and other noncash charges......     96,427      57,747
  Noncash restructuring charges.............................     10,492          --
  Goodwill and other intangible asset impairment charge.....    203,565          --
  Write-down related to cost method, equity method and
    available-for-sale investments..........................     20,784          --
  Loss from equity method investments.......................      1,808         155
  Loss on disposal of discontinued operations...............      3,903          --
  Net (gain) loss on investment.............................      2,188     (79,875)
  In-process research and development charge................         --      10,000
  Discontinued operations -- working capital changes and
    noncash charges.........................................         --      (2,616)
  Change in assets, net of effect of acquisitions:
    Accounts receivable.....................................     24,678     (12,026)
    Prepaid expenses and other assets.......................     10,530     (16,925)
  Change in liabilities, net of effect of acquisitions:
    Accounts payable........................................     (1,931)      7,948
    Accrued restructuring charge expenses...................      5,329          --
    Other accrued expenses..................................    (45,073)      4,686
    Deferred revenues.......................................      8,968      36,240
                                                              ---------    --------
  Net cash used in operating activities.....................    (52,699)    (38,271)
                                                              ---------    --------
Investing activities:
  Acquisitions, net of cash acquired........................    (24,601)     (6,560)
  Purchase of available-for-sale investments................         --     (69,666)
  Purchase of cost and equity method company investments,
    net of liquidation proceeds.............................     (2,959)    (17,071)
  Proceeds from sale and redemption of available-for-sale
    investments.............................................     17,200      85,794
  Restricted cash...........................................      7,094      (1,154)
  Discontinued operations -- investing activities...........         --     (24,789)
  Capital expenditures......................................    (13,523)    (13,635)
                                                              ---------    --------
  Net cash used in investing activities.....................    (16,789)    (47,081)
                                                              ---------    --------
Financing activities:
  Principal payments on long-term debt and obligations under
    capital leases..........................................     (1,235)       (971)
  Discontinued operations -- financing activities...........         --      22,327
  Proceeds from the issuance of common stock................     15,000          --
  Proceeds from subsidiary's sale of redeemable preferred
    stock...................................................         --       3,384
  Net proceeds from issuance of Series A convertible
    redeemable preferred stock..............................         --      99,900
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................        976      13,820
                                                              ---------    --------
  Net cash provided by financing activities.................     14,741     138,460
                                                              ---------    --------
Net increase (decrease) in cash.............................    (54,747)     53,108
Cash and cash equivalents -- beginning of period............    123,803       7,636
                                                              ---------    --------
Cash and cash equivalents -- end of period..................  $  69,056    $ 60,744
                                                              =========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $     686    $ 15,714
                                                              =========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock as consideration for
    acquisitions............................................  $  21,290    $    561
  Warrant exercises.........................................         --         653
  Conversion of convertible subordinated debentures to
    common stock............................................         --      90,400
  Preferred dividends.......................................      3,661       1,450

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                              COMMON STOCK     ADDITIONAL                      OTHER                                    TOTAL
                             ---------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   TREASURY   SHAREHOLDERS'
                             SHARES   AMOUNT    CAPITAL     COMPENSATION       LOSS          DEFICIT      STOCK        EQUITY
                             ------   ------   ----------   ------------   -------------   -----------   --------   -------------
Balance, December 31,
  2000.....................  88,048    $880    $1,004,149      $(363)        $(14,370)      $(384,089)    $(805)      $ 605,402
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion............      --      --        (3,661)        --               --              --        --          (3,661)
Exercise and acceleration
  of options...............     808       8           722         --               --              --        --             730
Shares issued through
  employee stock purchase
  plan.....................     179       2           307         --               --              --        --             309
Shares issued pursuant to
  Sumitomo's investment....   2,763      28        14,972                                                                15,000
Shares issued as
  consideration for
  acquisitions.............   6,109      61        21,229         --               --              --        --          21,290
Unearned compensation......      --      --          (133)       133               --              --        --              --
Amortization of unearned
  compensation.............      --      --            --         65               --              --        --              65
Net loss...................      --      --            --         --               --        (394,367)       --        (394,367)
Other comprehensive income
  (loss)...................      --      --            --         --           10,925              --        --          10,925
                             ------    ----    ----------      -----         --------       ---------     -----       ---------
Balance, June 30, 2001
  (unaudited)..............  97,907    $979    $1,037,585      $(165)        $ (3,445)      $(778,456)    $(805)      $ 255,693
                             ======    ====    ==========      =====         ========       =========     =====       =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

               CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  2001         2000        2001         2000
                                                ---------    --------    ---------    --------
                                                     (UNAUDITED)              (UNAUDITED)
Net loss......................................  $(304,020)   $(85,698)   $(394,367)   $(43,605)
Unrealized gain on forward sale...............      1,015          --       20,308          --
Foreign currency translation adjustment.......       (350)         --       (1,517)         --
Unrealized loss on investments:
  Unrealized loss.............................     (1,134)     (6,167)     (18,411)    (22,775)
  Reclassification adjustment for loss
     included in net loss.....................     10,545          --       10,545          --
                                                ---------    --------    ---------    --------
Comprehensive loss............................  $(293,944)   $(91,865)   $(383,442)   $(66,380)
                                                =========    ========    =========    ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) VERTICALNET, INC. AND BASIS OF PRESENTATION

  Description of the Company

     VerticalNet, Inc. ("VerticalNet," "the Company," "we," "us" or other similar expressions), through its subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments. We deploy and provide enterprise software solutions that enable organizations to build stronger, more dynamic relationships and achieve excellence in planning, decision-making, and execution across their extended value chains. Additionally, through our Small/Medium Business group (formerly referred to as VerticalNet Markets) we operate 59 industry marketplaces that connect buyers and suppliers online by providing industry-specific news and relevant product and service information. Buyers are able to quickly locate, source and purchase products and services online while suppliers are able to generate sales leads by showcasing their products and services across multiple marketplaces to reach highly qualified buyers and specifiers.

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

     Our consolidated financial statements as of and for the three and six months ended June 30, 2001 and June 30, 2000 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the three and six months ended June 30, 2001 and June 30, 2000 and cash flows for the six months ended June 30, 2001 and June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

                               VERTICALNET, INC.

extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

     Revenues from software licensing and related services are accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. For certain agreements where the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized on a straight-line basis or in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

     At June 30, 2001 and December 31, 2000, approximately $1.6 million and $4.2 million included in the respective accounts receivable balance was unbilled due to customer payment terms.

     Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 99-17, Accounting for Advertising Barter Transactions, barter transactions are recorded at the estimated fair value of the advertisements or other services given, based on recent historical cash transactions. Barter revenue is recognized when the advertising impressions or other services are delivered to the customer and advertising expense is recorded when the advertising impressions or other services are received from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions, a liability is recorded on the consolidated balance sheet. If we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheet. For the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000, we recognized approximately $2.2 million, $3.9 million, $4.3 million and $5.8 million of advertising revenues, respectively, and $3.7 million, $3.6 million, $6.1 million and $4.3 million of advertising expenses, respectively, from barter transactions. We have recorded approximately $0.5 million and $2.3 million in prepaid expenses related to barter transactions as of June 30, 2001 and December 31, 2000, respectively.

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

                               VERTICALNET, INC.

     In July 2000, we entered into forward sale contracts relating to a security classified as an available-for-sale investment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under these contracts, we pledged the securities to the counterparty for a three-year period in return for approximately $47.4 million of cash, which was net of the initial cost of the transaction of approximately $5.0 million. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged securities to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The forward sale has been designated as a cash flow hedge with corresponding gains and losses recorded in other comprehensive loss. The amounts recorded in other comprehensive loss will be recognized in other income (expense) when the forward sale is settled in July 2003. The unrealized gain on the forward sale as of December 31, 2000 of $29.8 million was previously recorded in other comprehensive loss, and changed by $1.0 million and $20.3 million during the three months and six months ended June 30, 2001, respectively. The unrealized gain on the forward sale as of June 30, 2001 is $50.1 million and is reflected as a reduction of other long-term liabilities.

     During the six months ended June 30, 2001, we also had fixed obligations denominated in Euros that we had hedged with foreign currency forwards to reduce the foreign currency fluctuation risk. These foreign currency forward agreements, which were all settled prior to June 30, 2001, had been classified as fair value hedges. The transition adjustment from adopting SFAS No. 133 for these agreements was immaterial. During the three months and six months ended June 30, 2001, we recorded approximately $0.1 million and $0.2 million, respectively, in other income (expense) related to these foreign currency forward contracts.

  Recent Accounting Pronouncements

     EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies, however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which will be effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the January 1, 2002, the adoption date of SFAS No. 142, we expect to have unamortized goodwill in the amount of $77.9 million and unamortized identifiable intangible assets in the amount of $4.0 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $87.4 million and $55.2 million for the six months ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

                               VERTICALNET, INC.

(2) DISCONTINUED OPERATIONS

     On January 31, 2001, we completed the sale of our VerticalNet Exchanges segment to Converge, Inc. ("Converge"), an independent marketplace that serves the high-tech supply chain community. VerticalNet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. and F&G Capital, Inc. d/b/a American IC Exchange ("AICE"). In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge's equity at the closing of the transaction. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. The final net worth and working capital adjustment calculation performed in the second quarter of 2001 following a post-closing audit resulted in us having to make an aggregate payment of $12.8 million to Converge. At the closing date, January 31, 2001, we made an estimated payment of approximately $6.5 million; the remaining $6.3 million was paid in two installments of $1.6 million in June 2001 and $4.7 million in July 2001, the latter of which is included in accrued expenses as of June 30, 2001.

     The sale of NECX was treated as a nonmonetary exchange pursuant to the guidance in Accounting Principles Board Opinion ("APB") No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of NECX of $215.0 million, as determined by an independent appraisal, to value our investment in Converge, which is a privately held company. We are accounting for our investment in Converge under the cost method of accounting for investments. We recorded an estimated loss on disposal of NECX of $82.0 million during the year ended December 31, 2000 which included an estimated loss from operations of $9.0 million for the month of January 2001. During the six months ended June 30, 2001, we recorded an additional $3.9 million loss on disposal due to the final calculation of the net worth and working capital adjustment payment. Also in January 2001, in connection with the sale of NECX to Converge, we settled AICE's remaining earnout provisions by issuing 1,101,549 shares of our common stock valued at approximately $10.0 million, which amount had been considered in calculating our original loss on disposal.

     The sale of NECX represents the disposal of a business segment. Accordingly, the results of this segment have been shown separately as a discontinued operation, and prior periods have been restated. The net assets of the discontinued operation have been classified separately on the December 31, 2000 consolidated balance sheet.

     Revenues and losses from the discontinued operation are as follows:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                            -------------------    -------------------
                                             2001        2000       2001        2000
                                            -------    --------    -------    --------
                                                          (IN THOUSANDS)
Exchange transaction sales................  $    --    $168,224    $32,604    $267,267
Cost of exchange transaction sales........       --     139,111     27,173     223,567
                                            -------    --------    -------    --------
  Net exchange revenues...................  $          $ 29,113    $ 5,431    $ 43,700
                                            =======    ========    =======    ========
Loss from discontinued operations.........  $    --    $ (2,931)   $    --    $ (7,537)
Loss on disposal of discontinued
  operations..............................  $(3,381)   $     --    $(3,903)   $     --

                               VERTICALNET, INC.

     The assets and liabilities of the VerticalNet Exchanges segment as of December 31, 2000 were as follows:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 27,573
Property and equipment, net.................................       22,809
Intangible assets...........................................      155,680
Other non-current assets....................................        9,424
Current liabilities.........................................         (486)
                                                                 --------
Net assets of discontinued operations.......................     $215,000
                                                                 ========

(3) INVESTMENTS

  Available-For-Sale

     As of June 30, 2001, our available-for-sale securities classified as short-term include investments in corporate and government obligations with a fair market value of $3.8 million and marketable equity securities of $0.4 million. Our marketable equity securities, which consist of investments in publicly traded companies for which we do not have the ability to exercise significant influence, are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $2.3 million is classified as long-term due to a forward sale of the majority of our shares. During the three months ended June 30, 2001, we recognized an impairment charge, included in other income (expenses), of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

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

  Cost Method Investments

     At June 30, 2001 and December 31, 2000, investments held at cost were approximately $220.4 million and $12.2 million, respectively. Our Converge investment of approximately $215.0 million is approximately 44.0% of our total assets as of June 30, 2001. During the three and six months ended June 30, 2001, we recorded impairment charges of $1.9 million and $9.6 million, respectively, which are included in other income (expense) for an other than temporary decline in the fair value of several of these investments. During the three and six months ended June 30, 2001, we recognized revenue of approximately $0.1 million and $1.5 million, respectively, from commercial arrangements with cost method investees, excluding revenue from Converge (see Note 4).

                               VERTICALNET, INC.

  Equity Method Investments

     At June 30, 2001 and December 31, 2000, our equity method investments were approximately $1.7 million and $5.4 million, respectively. Our loss from equity method investments, which is included in other income (expense), is approximately $0.7 million and $1.8 million for the three and six months ended June 30, 2001, respectively. During the three and six months ended June 30, 2001, we recognized revenue, net of proportional eliminations of approximately $0.2 million and $0.5 million, respectively, from our equity method investees. During the three months ended June 30, 2001 we recorded an impairment charge of approximately $0.7 million, which is included in other income (expense) as a result of the pending dissolution of two of our investees.

(4) STRATEGIC RELATIONSHIPS

  Microsoft

     On April 26, 2001, we entered into a new agreement with Microsoft (the "New Microsoft Agreement"), which terminated and replaced the original commercial agreement we entered into with Microsoft on March 29, 2000 (the "Original Microsoft Agreement"). Under the New Microsoft Agreement, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2002. The $40.0 million payment under the New Microsoft Agreement replaces the net cash flows that we expected to receive under the Original Microsoft Agreement of approximately $49.2 million in 2001 and $5.1 million in 2002, as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Collectively under the Original and New Microsoft Agreements, during the three and six months ended June 30, 2001, we recognized approximately $13.7 million and $28.5 million, respectively, in e-enablement and advertising revenue and we expensed approximately $4.5 million and $8.9 million, respectively, for advertising, software licensing and support.

  Converge

     In December 2000, we entered into three-year software licensing and professional services contracts with Converge, valued at approximately $108.0 million. Performance under the contract began in 2001 following the closing of the NECX sale. The contracts provide for aggregate cash payments to us of $43.0 million, $35.0 million and $30.0 million during the years ending December 31, 2001, 2002 and 2003, respectively. As of June 30, 2001, we have received $20.5 million from Converge, of which $8.8 million and $14.7 million has been recognized as revenue during the three and six months ended June 30, 2001, respectively. The commercial agreement also includes a commitment to link Converge with each of our 14 technology-focused industry marketplaces.

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  First Quarter 2001 Restructuring

     During the first quarter of 2001, we announced strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. As a result of these initiatives, we recorded a restructuring charge of approximately $7.5 million. Of this amount, approximately

                               VERTICALNET, INC.

$3.6 million was paid through June 30, 2001. The following table provides a summary by category and a rollforward of the changes in this restructuring accrual for the six months ended June 30, 2001:

                                                                                            ACCRUAL AT
                                          RESTRUCTURING      CASH      NON-CASH              JUNE 30,
                                             CHARGES       PAYMENTS    CHARGES     OTHER       2001
                                          -------------    --------    --------    -----    ----------
                                                                 (IN THOUSANDS)
Lease termination costs.................     $1,593        $  (678)    $    --     $253       $1,168
Employee severance and related
  benefits..............................      2,883         (2,922)         --      147          108
Asset disposals, net of cash received...      1,496             --      (1,582)      86           --
Goodwill and other intangible assets....      1,493             --      (1,493)      --           --
                                             ------        -------     -------     ----       ------
                                             $7,465        $(3,600)    $(3,075)    $486       $1,276
                                             ======        =======     =======     ====       ======

     The $1.3 million accrued at June 30, 2001 is reflected in accrued expenses on the consolidated balance sheet.

     The amount accrued at June 30, 2001 for lease termination costs relates to three remaining leases not yet terminated of the original twenty leases included in the restructuring charge. The amount represents the net expense expected to be incurred to sublet the facilities or the estimated amount to be paid to terminate the lease contracts before the end of their terms.

     The amount accrued at June 30, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 240 people.

     During the second quarter of 2001, we recorded additional expenses of approximately $0.3 million, $0.1 million and $0.1 million related to lease termination costs, employee termination benefits and asset disposals, respectively, due to changes in estimates for the actual charges. The additional expenses recorded in the second quarter of 2001 are reflected in restructuring charges in the consolidated statements of operations. The remaining restructuring accrual at June 30, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

  Second Quarter 2001 Restructuring and Asset Impairment

     During the second quarter of 2001, we implemented a second restructuring plan designed to further reduce our cost structure. As a result of this and an assessment of our intangible assets, we recorded a restructuring and impairment charge of approximately $218.4 million in the second quarter. The $218.4 million charge is included in a separate line of operating expense in the consolidated statements of operations. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of June 30, 2001:

                                                                                          ACCRUAL AT
                                                RESTRUCTURING      CASH      NON-CASH      JUNE 30,
                                                   CHARGES       PAYMENTS     CHARGES        2001
                                                -------------    --------    ---------    ----------
                                                                   (IN THOUSANDS)
Lease termination costs.......................    $  3,244       $  (160)    $      --      $3,084
Employee severance and related benefits.......       4,230        (3,198)          (63)        969
Asset disposals, net of cash received.........       8,847            --        (8,847)         --
Goodwill and other intangible assets..........     202,072            --      (202,072)         --
                                                  --------       -------     ---------      ------
                                                  $218,393       $(3,358)    $(210,982)     $4,053
                                                  ========       =======     =========      ======

                               VERTICALNET, INC.

     The $4.1 million accrued at June 30, 2001 is reflected in accrued expenses on the consolidated balance sheet.

     Lease termination costs include the estimated cost to close office facilities and represent the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms.

     The reduction in workforce included approximately 310 employees from the following areas: editorial and operations, product development, sales and marketing, and general and administrative.

     Asset disposals include software, leasehold improvements and furniture and telephone equipment that will not be used in our ongoing operations due to the restructuring.

     We also impaired $202.1 million of identifiable intangible assets and goodwill in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The impairment assessment was performed primarily due to the significant decline in our stock price, the net book value of our assets significantly exceeding our market capitalization and the overall decline in industry growth rates which indicate that this trend may continue for an indefinite period. As a result, we recorded a $155.0 million impairment charge in the second quarter of fiscal year 2001 to reduce goodwill and other intangible assets associated with our Tradeum acquisition to their estimated fair value. Tradeum was a development stage software company purchased in March 2000. The acquisition was financed principally with shares of our common stock and valued based on the price of our stock at that time. The estimate of fair value was based upon the valuation of comparable publicly held businesses. The remaining Tradeum goodwill and other intangible assets of approximately $100.2 million will continue to be amortized using the straight-line method over their remaining lives.

     We also recorded an additional $47.1 million impairment charge in the second quarter of fiscal year 2001 to reduce goodwill and other intangible assets associated with various acquisitions related to our Small/ Medium Business group including approximately $20.6 million related to our acquisition of VerticalNet Europe B.V. ("VerticalNet Europe"). In conjunction with our second quarter and third quarter restructuring of the Small/Medium Business group, we estimated the fair value of the continuing business based upon the amounts we could reasonably expect to realize in the sale of those assets.

     VerticalNet Europe was originally a 56% owned joint venture formed in June 2000 with Internet Capital Group, Inc. and British Telecommunications, plc. ("BT"). VerticalNet Europe operated UK industry marketplaces through one of its subsidiaries. By March 2001, we owned 90% of the entity through the purchase of the other partners' shares and VerticalNet Europe's redemption of a portion of its own shares. We also entered into a put and call agreement with BT whereby we can buy their remaining 10% interest in VerticalNet Europe at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. The fixed portion of the put and call price of approximately $13.0 million is included in other long-term liabilities on the consolidated balance sheet as of June 30, 2001 based on our intent to issue common stock to settle the liability. The amount is payable in Euros, therefore, we will mark the liability to market quarterly. In June 2001 we recorded an impairment of goodwill related to VerticalNet Europe when management decided to cease operations of the UK industry marketplaces based on cost cutting initiatives and to migrate current customers to the global sites operated in the US.

  Third Quarter 2001 Restructuring

     In July 2001, as part of our ongoing strategic and organizational initiatives, we initiated a third workforce reduction. Employee termination and related facility closing costs will result in a restructuring charge that is expected to range from approximately $7.0 million to $9.0 million in the third quarter of 2001.

                               VERTICALNET, INC.

(6) LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     The following table sets forth the computation of loss per common share:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  2001         2000        2001         2000
                                                ---------    --------    ---------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted loss per share:
Loss from continuing operations...............  $(300,639)   $(82,767)   $(390,464)   $(36,068)
  Preferred stock dividends and accretion.....     (1,842)     (1,450)      (3,661)     (1,450)
                                                ---------    --------    ---------    --------
Loss from continuing operations attributable
  to common shareholders......................   (302,481)    (84,217)    (394,125)    (37,518)
Loss from discontinued operations.............         --      (2,931)          --      (7,537)
Loss on disposal of discontinued operations...     (3,381)         --       (3,903)         --
                                                ---------    --------    ---------    --------
  Loss attributable to common shareholders....  $(305,862)   $(87,148)   $(398,028)   $(45,055)
                                                =========    ========    =========    ========
Basic and diluted loss per share:
  Continuing operations.......................  $   (3.10)   $  (1.01)   $   (4.14)   $  (0.48)
  Loss from discontinued operations...........         --       (0.04)          --       (0.09)
  Loss on disposal of discontinued
     operations...............................      (0.03)         --        (0.04)         --
                                                ---------    --------    ---------    --------
Basic and diluted loss per common share.......  $   (3.13)   $  (1.05)   $   (4.18)   $  (0.57)
                                                =========    ========    =========    ========

(7) SEGMENT INFORMATION

     During the first quarter of 2001, management began evaluating the financial operating performance of the business as two distinct business units, the Small/Medium Business group and the Enterprise group, formerly referred to as VerticalNet Markets and VerticalNet Solutions, respectively. Comparative information for the same quarter in the prior year is not readily available. All prior segment information for VerticalNet Exchanges has been classified as a discontinued operation.

     In April 2001, we announced our intention to consolidate our two business units into a single operating segment in order to streamline operations and reduce redundant positions and costs. Although management unified operations during the second quarter in an effort to reduce costs, our chief operating decision maker continues to evaluate the financial performance of the Company based on our two segments. These segments include the Small/Medium Business group, which consists of the operations of our 59 industry marketplaces, including e-enablement and e-commerce revenues and advertising and services revenues; and the Enterprise group, which consists of our enterprise software, professional services and related services operations. With the exception of goodwill and other intangible asset amortization and impairments, all non-cash expenses, other nonrecurring items and preferred stock dividends are in the corporate and reconciling items column since management does not currently evaluate these items on a segment basis.

                               VERTICALNET, INC.

                                                        THREE MONTHS ENDED JUNE 30, 2001
                                           -----------------------------------------------------------
                                            SMALL/MEDIUM    ENTERPRISE     CORPORATE AND
                                           BUSINESS GROUP     GROUP      RECONCILING ITEMS     TOTAL
                                           --------------   ----------   -----------------   ---------
                                                                 (IN THOUSANDS)
Revenues.................................     $ 23,617      $   9,439        $     --        $  33,056
Net loss, excluding non-cash expenses,
  other non recurring items and preferred
  stock dividends........................       (7,730)        (7,916)         (8,150)         (23,796)
Non-cash expenses, other non recurring
  items and preferred stock dividends....      (52,424)      (194,589)        (35,053)        (282,066)
Loss attributable to common
  shareholders...........................      (60,154)      (202,505)        (43,203)        (305,862)
Capital expenditures, including
  capitalized software costs.............        2,396            650             971            4,017
Segment assets...........................       77,213        122,077         289,742          489,032

                                                         SIX MONTHS ENDED JUNE 30, 2001
                                           -----------------------------------------------------------
                                            SMALL/MEDIUM    ENTERPRISE     CORPORATE AND
                                           BUSINESS GROUP     GROUP      RECONCILING ITEMS     TOTAL
                                           --------------   ----------   -----------------   ---------
                                                                 (IN THOUSANDS)
Revenues................................      $ 51,374      $  18,369        $     --        $  69,743
Net loss, excluding non-cash expenses,
  other non recurring items and
  preferred stock dividends.............       (15,407)       (18,726)        (17,879)         (52,012)
Non-cash expenses, other non recurring
  items and preferred stock dividends...       (58,019)      (234,126)        (53,871)        (346,016)
Loss attributable to common
  shareholders..........................       (73,426)      (252,852)        (71,750)        (398,028)
Capital expenditures, including
  capitalized software costs............         8,943          1,650           2,930           13,523
Segment assets..........................        77,213        122,077         289,742          489,032

(8) COMMITMENTS AND CONTINGENCIES

     In July 2000, we formed a Japanese joint venture, VerticalNet Japan, with Softbank E-commerce Corp. Under the joint venture agreement, we have a maximum obligation to contribute 800 million Yen to VerticalNet Japan, an equity method investee. As of June 30, 2001, we had contributed approximately 400 million Yen ($3.6 million as of the dates of the contributions). As of June 30, 2001, our remaining funding obligation to the joint venture through the first two years of operations was approximately 400 million Yen (approximately $3.2 million as of June 30, 2001).

(9) LITIGATION

     On June 12, 2001, a class action lawsuit was filed against the Company and several of its officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. VerticalNet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3.5 million shares of VerticalNet stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares in the Company at

                               VERTICALNET, INC.

progressively higher prices after the IPO. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose in the Prospectus and the Registration Statement the existence of these purported excessive commissions and laddering agreements.

     After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. VerticalNet, et al., C.A. No. 01-CV-5350; Kofsky v. VerticalNet, et al., C.A. No. 01-CV-5628; and Reeberg v. VerticalNet, C.A. No. 01-CV-5730. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages."

     VerticalNet has retained counsel and intends to vigorously defend itself in connection with the allegations raised in the CJA Action and the other complaints. In addition, VerticalNet intends to enforce its indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a materially adverse effect on our financial position or results of operations.

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

OVERVIEW

     Upon the closing of the sale of VerticalNet Exchanges ("NECX") to Converge in January 2001, we continued to operate our two remaining segments, the Small/Medium Business group and the Enterprise group, formerly referred to as VerticalNet Markets and VerticalNet Solutions, respectively. In April 2001, we announced our intention to consolidate our two business units into a single operating segment in order to streamline operations and reduce redundant positions and costs. Although management unified operations during the second quarter in an effort to reduce costs, our chief operating decision maker continues to evaluate the financial performance of the Company based on our two segments. These segments include the Small/ Medium Business group which consists of the operations of our 59 industry marketplaces, including e-enablement and e-commerce revenues and advertising and services revenues; and the Enterprise group which consists of our enterprise software, professional services and related services operations.

     VerticalNet, through its subsidiaries, provides end-to-end e-commerce solutions targeted at distinct business segments. We deploy and provide enterprise software solutions that enable organizations to build stronger, more dynamic relationships and achieve excellence in planning, decision-making, and execution across their extended value chains. Additionally, through our Small/Medium Business group we operate 59 industry marketplaces that connect buyers and suppliers online by providing industry-specific news and relevant product and service information. Buyers are able to quickly locate, source and purchase products and services online while suppliers are able to generate sales leads by showcasing their products and services across multiple marketplaces to reach highly qualified buyers and specifiers.

     We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services. E-enablement and e-commerce, and advertising and services revenues are generated by the Small/Medium Business group, whereas enterprise software licensing and related services revenues are generated by the Enterprise group. In future periods the Small/Medium Business group may also sell hosted software products.

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

     Revenues from software licensing and related services are accounted for under Statement of Position ("SOP") 97-2, Software Revenue Recognition, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. For certain agreements where the professional services provided are essential to the functionality or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized on a straight-line basis or in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

     During the first six months of 2001 we announced and executed two major restructuring efforts designed to reduce overall costs and streamline operations. Our goals were to eliminate redundant positions and facilities primarily related to previous acquisitions that had not been fully integrated, to eliminate several unprofitable business initiatives and to improve our operating efficiency and margins. Our cost cutting measures through the first half of fiscal year 2001 included an aggregate work force reduction of approximately 550 employees throughout the organization and various office facilities.

     In July 2001 we announced a third workforce reduction focused primarily on reducing costs associated with the operations of the industry marketplaces and corporate overhead. We intend to continue to focus on balancing revenue growth and achieving profitability and will continue to review our operations for cost-cutting opportunities that will improve our operating margins. We expect to continue to streamline our operations and/or reduce headcount if the revenues expected from our product and service offerings do not materialize.

     At June 30, 2001 we had an accumulated deficit of $778.5 million. The table below summarizes the loss from continuing operations attributable to common shareholders (including preferred dividends) and the loss attributable to common shareholders, which includes discontinued operations, during the specified periods:

                                                        LOSS FROM
                                                  CONTINUING OPERATIONS
                                                     ATTRIBUTABLE TO       LOSS ATTRIBUTABLE TO
                                                         COMMON                   COMMON
PERIOD                                                SHAREHOLDERS             SHAREHOLDERS
------                                            ---------------------    --------------------
                                                                  (IN MILLIONS)
Three months ended June 30, 2001................         $302.5                   $305.9
Six months ended June 30, 2001..................          394.1                    398.0
Year ended December 31, 2000....................          207.6                    316.6
Year ended December 31, 1999....................           52.6                     53.5
Year ended December 31, 1998....................           13.6                     13.6
Year ended December 31, 1997....................            4.8                      4.8

     The losses from continuing operations and accumulated deficit have resulted primarily from our lack of revenues relative to the costs of our significant infrastructure expansion, the costs related to acquisitions, including amortization expense and in-process research and development charges, restructuring and asset impairment charges and other costs incurred for the development of our industry marketplaces and enterprise software products. We expect to continue to incur significant operating losses for the foreseeable future. Although we have experienced revenue growth in recent periods, such growth may not be sustainable and should not be considered indicative of future performance. We may never maintain or increase revenues or generate an operating profit.

SALE OF VERTICALNET EXCHANGES (NECX)

     On January 31, 2001, we completed the sale of our VerticalNet Exchanges segment to Converge. VerticalNet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. and F&G Capital, Inc. d/b/a American IC Exchange. In consideration for the transaction, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge's equity at the closing of the transaction. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of NECX's net worth and working capital as of October 31, 2000 and as of the closing date. The final net worth and working capital adjustment calculation performed in the second quarter of 2001 following a post-closing audit resulted in us having to make an aggregate payment of $12.8 million to Converge. At the closing date, January 31, 2001, we made an estimated payment of approximately $6.5 million; the remaining $6.3 million was paid in two installments of $1.6 million in June 2001 and $4.7 million in July 2001, the later of which is included in accrued expenses as of June 30, 2001.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $33.1 million for the three months ended June 30, 2001, including approximately $23.6 million from the Small/Medium Business group and approximately $9.5 million from the Enterprise group. Revenues were $24.4 million for the three months ended June 30, 2000, including approximately $23.5 million from the Small/Medium Business group and approximately $0.9 million from the Enterprise group. The increase in revenues resulted primarily from an increase in software licensing and related services revenue, primarily from our Converge contracts.

     Our two largest sources of revenue during the three months ended June 30, 2001 were Microsoft and Converge. Revenues from Microsoft were approximately $13.7 million, or 41.4% of total revenue for the three months ended June 30, 2001 and approximately $6.3 million, or 25.6% of total revenue for the three months ended June 30, 2000. Revenues from Converge were approximately $8.8 million, or 26.6% of total revenue for the three months ended June 30, 2001. There was no revenue from Converge during the three months ended June 30, 2000.

     At June 30, 2001 and December 31, 2000, we had deferred revenues of $65.4 million and $57.3 million, respectively. Our deferred revenue balance at June 30, 2001 is composed of approximately $57.5 million from the Small/Medium Business group, of which approximately $46.4 million relates to our commercial arrangements with Microsoft, and approximately $7.9 million from the Enterprise group.

     Editorial and Operational Expenses. Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, product costs (including costs of professional services provided to customers), depreciation, amortization of internally developed software and other related operating costs. Editorial and operational expenses were $12.9 million for the three months ended June 30, 2001 and $8.7 million for the three months ended June 30, 2000. Expenses increased by:

     - $3.6 million for direct product costs, including costs of professional services provided to our customers; and

     - $0.6 million for other related operating costs.

     Increases were primarily attributable to direct product costs, which increased due to our growth in the asset remarketing businesses in which, under certain circumstances, we take title to the goods being sold as well as costs of professional services for our software customers. We expect professional services costs, including external consultant costs to increase as we continue to grow our enterprise software business. However, due to the third quarter cost reductions related primarily to our restructuring of the Small/Medium Business group, aggregate costs are not expected to increase significantly.

     Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $7.4 million for the three months ended June 30, 2001 and $8.6 million for the three months ended June 30, 2000. Expenses decreased by:

     - $1.1 million for consulting expenses; and

     - $0.1 million for other expenditures.

     This decrease in product development expenses resulted primarily from our efforts to reduce the use of external consultants and third party software providers in our development efforts. Product development is critical to attaining our goals; however, we do not expect significant increases in costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $22.6 million for the three months ended June 30, 2001 and $23.7 million for the three months ended June 30, 2000. Expenses increased (decreased) by:

     - $(2.1) million for advertising, including barter expense;

     - $0.1 million for salaries, commissions and benefits; and

     - $0.9 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     This net decrease resulted primarily from our efforts to focus advertising and marketing campaigns on one VerticalNet brand, whereas in prior quarters we had separate marketing efforts for VerticalNet Markets and VerticalNet Solutions.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business and corporate development personnel, as well as support services and professional service fees. General and administrative expenses were $14.1 million for the three months ended June 30, 2001 and $10.5 million for the three months ended June 30, 2000. Expenses increased (decreased) by:

     - $0.3 million for salaries and benefits;

     - $(0.9) million for professional fees;

     - $0.9 million for depreciation and internal software amortization;

     - $1.5 million for facility costs; and

     - $1.8 million for other general and administrative costs.

     This net increase resulted primarily from higher facility costs related to our building leases and related building expenses.

     Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions and the amortization of deferred costs related to the warrants and Series A preferred stock issued to Microsoft. The amortization period for goodwill is 36 months, while the amortization period for other intangible assets ranges from 24 to 36 months. Amortization expense was $44.9 million and $46.0 million (including $1.1 million and $0.4 million of deferred cost amortization related to Microsoft) for the three months ended June 30, 2001 and June 30, 2000, respectively. Amortization expense is expected to decrease due to goodwill and other intangible asset impairments recorded in the second quarter of 2001.

     Restructuring and Asset Impairment Charges. During the three months ended June 30, 2001, we recorded a $218.9 million charge related to employee terminations, facility closures and asset write-downs (see Note 5 to our consolidated financial statements).

     Other Income and Expenses.  Other income (expense) includes the following:

                                                                THREE MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
Write-down related to cost method, equity method and
  available-for-sale investments............................  $(13.1)   $   --
Equity in loss of affiliates................................    (0.7)     (0.2)
Conversion payment to debtholders(1)........................      --     (11.2)
Other income and expense items..............................     0.7        --
                                                              ------    ------
                                                              $(13.1)   $(11.4)
                                                              ======    ======

---------------
(1) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to our debtholders.

     Interest Income (Expense), Net. Interest income (expense), net includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest income was $0.1 million and $1.7 million (net of $1.0 million and $0.4 million of expense), respectively, for the three months ended June 30, 2001 and 2000. Interest income decreased as a result of a lower cash balance in 2001. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period due to the amortization of our Ariba forward sale transaction cost and interest accrued on our put and call arrangement with BT (see Note 1 and 5 to our consolidated financial statements).

     Preferred Stock Dividends. For the three months ended June 30, 2001, preferred stock dividends and accretion were approximately $1.8 million. As of June 30, 2001, cumulative dividends of $7.7 million have been earned by Microsoft, the holder of our Series A preferred stock. Through June 30, 2001, dividends of $6.1 million were paid to Microsoft through the issuance of additional shares of our Series A preferred stock. The remaining $1.6 million remains payable as of June 30, 2001. The dividends may be paid in cash, additional shares of Series A preferred stock or common stock, at our option.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $69.7 million for the six months ended June 30, 2001, including approximately $51.4 million from the Small/Medium Business group and approximately $18.3 million from the Enterprise group. Revenues were $37.3 million for the six months ended June 30, 2000, including approximately $36.4 million from the Small/Medium Business group and approximately $0.9 million from the Enterprise group. The increase in the Small/Medium Business group revenues resulted primarily from our Original and New Microsoft Agreements, which were primarily responsible for the increase in the number of storefronts on our industry marketplaces from approximately 8,345 as of June 30, 2000 to approximately 35,173 as of June 30, 2001. The increase in the Enterprise group revenues resulted from an increase in software licensing and related services, primarily from our Converge contracts.

     Our two largest sources of revenue during the six months ended June 30, 2001 were Microsoft and Converge. Revenues from Microsoft were approximately $28.5 million, or 40.9% of total revenue for the six months ended June 30, 2001 and approximately $8.5 million, or 22.7% of total revenue for the six months ended June 30, 2000. Revenues from Converge were approximately $14.7 million, or 21.1% of total revenue for the six months ended June 30, 2001. There was no revenue from Converge during the six months ended June 30, 2000.

     At June 30, 2001 and December 31, 2000, we had deferred revenues of $65.4 million and $57.3 million, respectively. Our deferred revenue balance at June 30, 2001 is composed of approximately $57.5 million from the Small/Medium Business group, of which approximately $46.4 million relates to our Original and New Microsoft Agreements, and approximately $7.9 million from the Enterprise group.

     Editorial and Operational Expenses. Editorial and operational expenses were $26.4 million for the six months ended June 30, 2001 and $13.0 million for the six months ended June 30, 2000. Expenses increased by:

     - $2.4 million for salaries and benefits of operating and editorial personnel;

     - $8.7 million for direct product costs, including costs of professional services provided to our Enterprise group customers; and

     - $2.3 million for other related operating costs.

     Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our Original Microsoft arrangement. Direct product costs increased due to our growth in the asset remarketing businesses in which, under certain circumstances, we take title to the goods being sold as well as costs of professional services for our software customers.

     Product Development Expenses. Product development expenses were $16.6 million for the six months ended June 30, 2001 and $13.2 million for the six months ended June 30, 2000. Expenses increased (decreased) by:

     - $3.4 million for salaries and benefits;

     - $0.3 million for consulting expenses; and

     - $(0.3) million for other expenditures.

     This net increase in product development expenses resulted primarily from increased staffing during the first quarter of 2001. Staffing was subsequently reduced in our second quarter restructuring in order to eliminate redundant positions and streamline our development processes.

     Sales and Marketing Expenses. Sales and marketing expenses were $47.6 million for the six months ended June 30, 2001 and $33.9 million for the six months ended June 30, 2000. Expenses increased by:

     - $4.5 million for advertising, including barter expense;

     - $5.8 million for salaries, commissions and benefits; and

     - $3.4 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased expenses to market both the VerticalNet Markets and VerticalNet Solutions brands and increased sales commissions.

     General and Administrative Expenses. General and administrative expenses were $32.2 million for the six months ended June 30, 2001 and $17.2 million for the six months ended June 30, 2000. Expenses increased (decreased) by:

     - $4.8 million for salaries and benefits;

     - $(0.2) million for professional fees;

     - $1.7 million for depreciation and internal software amortization;

     - $3.7 million for facility costs; and

     - $5.0 million for other general and administrative costs.

     These increases resulted primarily from increased staffing levels and higher facility costs, including those incurred as a result of newly acquired businesses.

     Amortization Expense. Amortization expense was $89.1 million and $55.6 million (including $1.7 million and $0.4 million of deferred cost amortization related to Microsoft) for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in amortization expense is primarily attributable to our acquisition of Tradeum in March 2000. Amortization expense is expected to decrease due to goodwill and other intangible asset impairments recorded in the second quarter of 2001.

     Restructuring and Asset Impairment Charges. During the six months ended June 30, 2001, we recorded a $226.3 million charge related to employee terminations, facility closures and asset write-downs (see Note 5 to our consolidated financial statements).

     Other Income and Expenses.  Other income (expense) includes the following:

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
Net gain (loss) on investments(1)...........................  $ (2.2)   $ 79.9
Write-down related to cost method, equity method and
  available-for-sale investments............................   (20.8)       --
Equity in loss of affiliates................................    (1.8)     (0.2)
Conversion payment to debtholders(2)........................      --     (11.2)
Other income and expense items..............................     1.8        --
                                                              ------    ------
                                                              $(23.0)   $ 68.5
                                                              ======    ======

---------------
(1) We acquired $1.0 million of equity in Tradex Technologies Inc. ("Tradex") in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. ("Ariba") and we received 566,306 shares of Ariba, of which 64,310 shares were placed in escrow for one year subsequent to the transaction closing, in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization between Tradex and Ariba. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex's favor, we will subsequently record an additional adjustment.

(2) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to our debtholders.

     In-Process Research and Development Charge. In March 2000, we incurred a one-time in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

     Interest Income (Expense), Net. Net interest income was $1.0 million and $1.0 million (net of $1.9 million and $2.2 million of expense), respectively, for the six months ended June 30, 2001 and 2000. Interest expense decreased during the period due to the conversion of a portion of our outstanding convertible debt during April 2000.

     Preferred Stock Dividends. For the six months ended June 30, 2001, preferred stock dividends and accretion were approximately $3.7 million. As of June 30, 2001, cumulative dividends of $7.7 million have been earned by Microsoft, the holder of our Series A preferred stock. Through June 30, 2001, dividends of $6.1 million were paid to Microsoft through the issuance of additional shares of our Series A preferred stock. The remaining $1.6 million remains payable as of June 30, 2001. The dividends may be paid in cash, additional shares of Series A preferred stock or common stock, at our option.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, our primary source of liquidity consisted of cash, cash equivalents and highly liquid, high-quality debt instruments. We intend to make the majority of such funds readily available for operating purposes. At June 30, 2001, we had cash and cash equivalents and short-term investments totaling $73.3 million, compared to $145.2 million at December 31, 2000. At June 30, 2001 we have negative working capital of $0.2 million.

     Net cash used in operating activities was $52.7 million for the six months ended June 30, 2001. Net cash used in operating activities consisted of net operating losses and a decrease in accrued expenses and accounts payable, offset by increases in deferred revenues and decreases in accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities was $16.8 million for the six months ended June 30, 2001. Cash from investing activities include $17.2 million for the sale and maturities of available-for-sale securities and $7.1 million for the release of previously restricted funds. Cash used in investing activities included capital expenditures and capitalized software costs of $13.5 million, acquisitions of $24.6 million, net of cash acquired, and investments made in companies accounted for under the equity or cost method, net of cash received from liquidation, of $3.0 million. The capital expenditures consisted primarily of the purchase of office furniture, computer hardware, communications equipment and costs capitalized in connection with the internal development of software. We have generally funded our capital expenditures through funds generated from operations and the use of capital leases and expect to continue to do so in the foreseeable future.

     Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2001. Net cash provided by financing activities consists of net proceeds from the issuance of common stock to Sumitomo of $15.0 million and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $1.0 million. Cash used in financing activities includes payments of $1.2 million made for capital leases. Due to current market conditions, proceeds from the exercise of employee stock options and stock purchase plan transactions are not expected to increase.

     In July 2000, we formed a Japanese joint venture, VerticalNet Japan, with Softbank E-commerce Corp. As of June 30, 2001, we have made contributions of approximately $3.6 million. Our remaining maximum funding obligation is approximately 400 million Yen (approximately $3.2 million as of August 1, 2001) to the joint venture through its first two years of operations.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some within the business-to-business e-commerce industry, have experienced difficulty in raising additional capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies operating in the Internet business-to-business e-commerce sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999, and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and valued based on the price of our common stock at that time. In the second quarter of fiscal 2001 we recorded a $155.0 million impairment charge to reduce goodwill and other intangible assets associated with our Tradeum acquisition to their estimated fair value. Additionally, we recorded an additional $47.1 million impairment charge in the second quarter of fiscal 2001 to reduce goodwill and other intangible assets associated with various acquisitions related to our Small/Medium Business group to their estimated fair value, including approximately $20.6 million related to our acquisition of VerticalNet Europe B.V. Although we have taken significant impairment charges in the second quarter of 2001, it is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material (see Note 5 to our consolidated financial statements).

     Although we have taken significant measures to reduce operating costs, we expect to continue using cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our business initiatives. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. Any projection of future long-term cash needs and cash flows are inherently subject to substantial uncertainty. To the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing or sell or eliminate some of our product lines. In the event that we do seek to raise additional capital from the sale of additional equity or convertible debt securities, our shareholders would experience further dilution. Furthermore, these new securities may have rights, preferences and privileges senior to those of our existing common and preferred shareholders. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required or if at all.

     Our contractual arrangements include three-year software licensing and professional services agreements with Converge valued at approximately $108.0 million with remaining expected cash flows of $22.5 million, $35.0 million and $30.0 million in 2001, 2002 and 2003, respectively (see Note 4 to our consolidated financial statements). Currently, a significant portion of our cash flow requirements are met through these payments to us from Converge. A failure by Converge to make all or part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) would have a material adverse effect on our business, financial condition and operating results. Under the New Microsoft Agreement signed on April 26, 2001, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2002. The $40.0 million payment to us under the New Microsoft Agreement replaces the net cash flows of approximately $49.2 million in 2001 and $5.1 million in 2002 that we expected to receive under the Original Microsoft Agreement (net of cash payments that we were required to make to Microsoft) as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

ACQUISITIONS

     We may continue to pursue acquisitions that complement our existing products and services. We evaluate prospective acquisitions by assessing whether the business or asset broadens the scope of services we offer, enhances our presence in existing or new markets, offers technology that would allow us to better serve our clients, or offers the opportunity to enhance profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

     Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies, however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which will be effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of January 1, 2001, the adoption date of SFAS No. 142, we expect to have unamortized goodwill in the amount of $77.9 million and unamortized identifiable intangible assets in the amount of $4.0 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $87.4 million and $55.2 million for the six months ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

OUR LIMITED OPERATING HISTORY AND EVOLVING REVENUE MODEL MAKE IT DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS AND EVALUATE OUR FUTURE PROSPECTS.

     We launched our first industry marketplace in October 1995. Our relatively limited operating history, together with our evolving revenue model and rapid changes in our target markets, makes predicting our future operating results and evaluating our future prospects very difficult. For the three months ended June 30, 2001, an overwhelming percentage of our overall revenues were generated primarily from sales of storefronts, e-commerce centers and advertising on our industry marketplaces. In the foreseeable future, we expect to continue generating a significant percentage of our overall revenues from these sources (which include our Marketplace Manager software product), while generating additional revenues from enterprise software licensing and related services. We may not be able to sustain our current revenues or generate additional revenues as expected. If we do not sustain our current revenues or generate additional revenues in each of our current revenue streams, our business, financial condition and operating results will suffer.

WE MAY NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO SERVICE OUR DEBT.

     As of June 30, 2001, we had approximately $22.0 million in long-term debt (including our outstanding 5 1/4% convertible subordinated debentures). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS, WHICH WE MAY NOT BE ABLE TO RAISE OR, EVEN IF WE DO, COULD HAVE DILUTIVE AND OTHER NEGATIVE EFFECTS ON OUR SHAREHOLDERS.

     We believe that, based on our most recent projections, our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months. There is no assurance however that these resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and shareholders will experience additional dilution. These new securities may also have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations adequately, promote our brand identity, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, financial condition and results of operations.

WE MAY NEVER GENERATE OPERATING PROFIT.

     As of June 30, 2001, our accumulated deficit was $778.5 million. For the six months ended June 30, 2001, we sustained a $398.0 million loss attributable to common shareholders (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

WE MAY NOT DEVELOP SIGNIFICANT REVENUES FROM ENTERPRISE SOFTWARE LICENSING AND RELATED SERVICES, WHICH COULD ADVERSELY AFFECT OUR FUTURE REVENUE GROWTH AND ABILITY TO ACHIEVE PROFITABILITY.

     One of the many challenges we face in growing future revenues and achieving profitability is successfully refocusing our efforts on developing, enhancing and promoting our software solutions and related services. If we do not generate significant additional revenues from enterprise software licensing and related services, our business, financial condition and operating results will be impaired. Our ability to generate additional revenues depends on the overall demand for enterprise software solutions and related services, as well as general economic and business conditions. Suppressed demand for software solutions and related services caused by a weakening economy may result in less revenue growth than expected or even a decline in revenues. We cannot assure you that we will be able to develop, enhance or promote our enterprise software solutions and related services effectively, whether as a result of general economic conditions or otherwise.

IF WE CANNOT REDUCE OR CONTAIN OUR EXPENSES, OUR OPERATING RESULTS WILL SUFFER.

     Our limited operating history and our evolving revenue model make it difficult to predict our future operating expenses. If we cannot reduce or contain our expenses, our operating results will suffer. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. In addition, as we continually refine our business strategies, we may find it necessary to increase operating expenses to achieve our business goals. However, we may not be successful in identifying and eliminating redundancies within our business, as well as in streamlining our overall operations as necessary to reduce our expenses, so as to offset any such increases in our operating expenses. We have undertaken restructuring initiatives in the first, second and third quarters of 2001 in part to reduce operating expenses. These reductions in force may not sufficiently reduce our operating expenses to a level necessary to achieve an operating profit.

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

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These non-recurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. Similarly, our quarterly results may also fluctuate if we determine that a decline in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities. During the six months ended June 30, 2001, we recorded an aggregate of $20.8 million in impairment charges for other than temporary declines in the fair value of several of our cost method, equity method and available-for-sale investments.

IF OUR STRATEGIC RELATIONSHIPS WITH MICROSOFT AND CONVERGE DO NOT PROVIDE THE BENEFITS WE EXPECT, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     If we are ultimately unable, for any reason, to realize the expected benefits from our strategic relationships with Microsoft and Converge, our business, financial condition and results of operations will be materially and adversely affected. We believe these relationships offer validation of our business strategy and opportunities to generate additional revenues in each of our current revenue streams: software licensing and related services; e-commerce and e-enablement; and advertising and services. In particular, we believe the Microsoft relationship has provided validation of our industry marketplaces and the Converge relationship provides a concrete and visible example of the value of some of our software products. However, we may never generate any significant additional revenues or realize any of the other benefits expected from these relationships. If we fail to enter into additional material software licensing transactions, our financial condition and operating results will be adversely affected.

     To reap any such additional benefits, we must first satisfy our obligations in these relationships. Meeting these obligations has required, and may continue to require, substantial resources on our part, including retraining existing employees and hiring additional personnel. It may also be necessary for our management and other key personnel to divert their attention from other aspects of our business in order to focus on our implementation of these relationships and to ensure that our other strategic relationships do not create a conflict. If we fail to meet the performance goals established under the Converge relationship, Converge may avoid paying any further license and development fees to us and we will need to pay additional material amounts to Converge. Currently, a significant portion of our cash flow requirements are met through payments made to us by Converge. A failure by Converge to make all or a part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) would have a material negative effect on our ability to meet our cash flow requirements. Accordingly, if we fail to realize the anticipated benefits from these relationships, the resulting material adverse effect on our business would be magnified by the fact that we have dedicated significant resources to these relationships.

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

OUR TARGET MARKETS ARE EVOLVING AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH WE MAY NOT BE ABLE TO KEEP PACE WITH.

     The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our industry marketplaces and enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our industry marketplaces and enterprise software products or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. In addition, we have experienced delays in improving and enhancing our industry marketplaces and in introducing and delivering new product offerings and releases in the past. If we experience similar delays in the future with respect to our industry marketplaces or enterprise software products, or if our improvements, enhancements, offerings or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third party technologies useful in our business, which we may not be able to do.

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

     Examples of increased competition we expect to face include the following:

     - Several companies offer competitive industry marketplaces and supplier enablement applications. Additional companies may offer competing industry marketplaces on a standalone or portfolio basis because competitors can launch new Web sites at a relatively low cost. We also compete for a share of a customer's advertising budget with online services and traditional offline media, such as print publications and trade associations.

     - As we implement our strategy regarding licensing enterprise software and providing related services, we are facing competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers.

     Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. For example, we have only recently begun to devote a substantial amount of our resources to expanding our enterprise software business in our target markets. Our competitors may also develop products or services that are superior to, or have greater market acceptance than, ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

WE MAY NOT REALIZE ANY RETURN ON, AND MAY EVEN SUFFER A COMPLETE LOSS OF, OUR EQUITY INTERESTS IN CONVERGE AND OUR STRATEGIC PARTNERS.

     Our sale of NECX resulted in our becoming the largest stockholder in Converge, which is a privately-held company. Our investment in Converge represents approximately 44.0% of our total assets as of June 30, 2001. Additionally, we are sometimes asked to acquire equity interests, generally ranging from $0.5 million to $3.0 million in any given instance, in companies with whom we form strategic relationships. We may never realize any return on our equity interests in Converge or these other entities. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business, financial condition and operating results. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to equity interests in our strategic partners (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors. Allocating our financial resources to these types of strategic relationships, rather than reinvesting those funds directly in our own business, may ultimately cause our business to suffer.

ACQUISITIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

     We have grown, and may continue to grow, our business through acquisitions that complement our existing products and services. If we are unable to complete future acquisitions, our business, financial condition and operating results could be negatively impacted. We may not be able to identify additional suitable businesses that are available for sale at reasonable prices or on reasonable terms. Even if we are able to identify appropriate acquisition candidates, we may not be able to negotiate the terms of any acquisition successfully, finance the acquisition or integrate the acquired business (including its products, services, technologies or personnel) into our existing business operations.

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

     - our amortization expense may increase as a result of acquisitions; and

     - our interest deductions may be disallowed for federal income tax purposes.

IF OUR ADVERTISING REVENUES DECLINE, OUR BUSINESS WOULD SUFFER.

     We currently rely on revenues generated from the sale of advertising on our industry marketplaces for a material portion of our revenues. If we are not able to increase or even maintain our current level of advertising revenues, our business may suffer. Our ability to increase or maintain our advertising revenues depends on many factors, including, without limitation:

     - general economic conditions and their impact on demand for online advertising;

     - acceptance of the Internet as a legitimate, effective and measurable medium for advertising and e-commerce;

     - the development of a large base of users on our industry marketplaces who possess demographic characteristics attractive to advertisers;

     - changes in industry pricing practices for advertising;

     - the evolving focus of our sales and marketing efforts; and

     - our ability to build and maintain relationships with third-party advertisement delivery services and technology providers.

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

     For some of our customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the six months ended June 30, 2001, approximately $4.3 million, or 6.2%, of our reported revenue, was generated by barter advertising arrangements.

THE CONTENT ON OUR INDUSTRY MARKETPLACES MAY NOT ATTRACT A SIGNIFICANT NUMBER OF USERS WITH DEMOGRAPHIC CHARACTERISTICS VALUABLE TO ADVERTISERS.

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

OUR FAILURE TO BUILD AND MAINTAIN RELATIONSHIPS WITH THIRD-PARTY CONTENT PROVIDERS MAY IMPAIR OUR OPERATING RESULTS.

     We have relied on, and expect to rely increasingly on, third parties such as freelance authors, trade publications and news wires to provide content for our industry marketplaces. It is critical to our business that we maintain and build existing and new relationships with content providers. However, we may not be able to do so, which could result in decreased traffic on our industry marketplaces and decreased advertising revenues. Many of our agreements with content providers are for initial terms of one to two years. Content providers may choose not to renew the agreements or terminate the agreements early if we do not fulfill our contractual obligations. Moreover, like our existing agreements with some of our content providers, our new and renewal agreements for third-party content may be non-exclusive, which means that competitors may offer the same content we offer or similar content. Additionally, the terms of any new or renewal agreements we enter into may be less favorable to us than our existing agreements. In particular, as competition for content increases, the licensing fees we pay to our content providers may correspondingly increase, which would negatively impact our operating results.

IF WE DO NOT DEVELOP THE "VERTICALNET" BRAND AND OUR OTHER BRANDS, OUR REVENUES COULD DECREASE.

     To be successful, we must establish and strengthen the awareness of the "VerticalNet" brand and our other brands. If our brand awareness is weakened, it could decrease the attractiveness of our products and services to our suppliers, buyers and users, which could result in decreased revenues. We believe that brand recognition will become increasingly important in the future with increasing competition between Internet sites and e-commerce solution providers. If customers do not begin to associate secondary meaning with our brands, then our ability to gain market share will be diminished, which could impair our business, financial condition and operating results.

IF WE ARE UNABLE TO PROVIDE OUR SUPPLIERS, BUYERS AND USERS WITH ACCURATE PRODUCT INFORMATION, OUR INDUSTRY MARKETPLACE STRATEGY WILL NOT SUCCEED.

     To enable suppliers to conduct e-commerce through our industry marketplaces, we currently are responsible for loading suppliers' product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products and to update this information promptly when it changes. The actual loading of this product information in our database may be delayed, depending upon a number of factors, including the formatting of the data provided to us and our ability to further automate and expand our operations to load these data accurately in our product database.

     We are generally obligated under our supplier agreements to load and update product data into our database within a specified period of time following its delivery. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may not be useful to our customers and users and may even expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. Any resulting exposure to liability or decreased adoption and use of our industry marketplaces could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

IF OUR SUPPLIERS DO NOT PROVIDE PROFESSIONAL, SAFE AND TIMELY DELIVERY OF PRODUCTS TO CUSTOMERS, OUR BUSINESS WILL BE HARMED.

     We rely on our suppliers to deliver products to customers in a professional, safe and timely manner. If our suppliers do not deliver products to customers in this manner, then our service will not meet user expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations could expose us to liability or result in decreased adoption and use of our industry marketplaces, which could have a negative effect on our business, results of operations and financial condition. In some instances, we bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.

WE MAY HAVE REDUCED STAFFING LEVELS TO LEVELS THAT ARE NOT ADEQUATE TO CONDUCT OUR BUSINESS.

     The number of our employees has declined significantly from December 31, 2000 to July 31, 2001, primarily as a result of reductions in force instituted to reduce operating expenses and to implement strategic changes in our business. Current staffing levels may not be sufficient to adequately meet our business requirements. We may incur additional expenses to increase staffing levels in the future. Fluctuations in staffing levels may have a negative effect on our business, results of operations and financial condition.

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

OUR INTERNATIONAL OPERATIONS ARE DIFFICULT TO MANAGE AND MAY NOT SUCCEED.

     We have undertaken several international initiatives, including VerticalNet Europe, VerticalNet Africa and our VerticalNet Japan joint venture with Softbank E-commerce Corp., and have hired senior management to oversee our international operations. Our international strategy may fail if we cannot create or sustain international demand for our evolving business model and the products and services we offer. Further, the cost of maintaining our international business may prove to be greater than the anticipated benefits. For example, we recently discontinued the industry marketplaces operated by VerticalNet Europe as we determined costs exceeded any foreseeable benefits from continuing this operation. Moreover, in entering into our target international markets, we have partnered with companies who have experience and relationships in those markets. However, in some cases, we have increased our control over the initiatives we have undertaken. In these cases, we have become less dependent on our joint venture partners that have more experience and relationships than we do in these markets. Our relative lack of experience and relationships could adversely affect our international operations, which would in turn negatively impact our overall business, financial condition and operations. Pursuing this strategy will likewise continue to require significant management attention and financial resources and could have a similar negative effect.

RISK OF FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS INCREASES WITHOUT BACK-UP FACILITIES.

     The performance of our computer and communications hardware systems is critical to our business and reputation, as well as our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our industry marketplaces and other hosted applications to be unavailable may reduce their attractiveness to users, buyers and suppliers and could impair our business, financial condition and operating results. We do not currently have back-up or redundant facilities for our computer or communications hardware systems.

OUR INTERESTS MAY CONFLICT WITH THOSE OF INTERNET CAPITAL GROUP, OUR LARGEST SHAREHOLDER, WHICH MAY AFFECT OUR BUSINESS STRATEGY AND OPERATIONS NEGATIVELY.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At August 1, 2001, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 25.6%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. Two representatives of Internet Capital Group are members of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL PERSONNEL TO MEET OUR NEEDS.

     We believe that our success depends on continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. As of August 1, 2001, only one member of our executive management team has an employment agreement.

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

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING E-COMMERCE.

     The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence. Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our business. We believe that concerns regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevent many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our products may not gain market acceptance or we may incur additional legal exposure. We have included basic security features in some of our products to protect the privacy and integrity of customer data, such as password requirements for access to portions of our industry marketplaces. We currently use authentication technology, which requires passwords and other information to prevent unauthorized persons from accessing a supplier's information. We also use encryption technology, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers in commerce transactions.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

     Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. As of July 31, 2001, we own and use 18 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 28 applications for registration of various trademarks pending with the PTO. Outside of the United States, as of July 31, 2001, we own and use 5 trademarks registered with various foreign patent and trademark offices and have 1 application pending with foreign patent and trademark offices. Likewise, as of July 31, 2001, we have 11 patent applications pending with the PTO and we own 2,325 domain names. Lastly, as of July 31, 2001, we have 6 copyrights registered with the Library of Congress ("LOC") and 61 applications for registration of various copyrights pending with the LOC.

     Certain proprietary technology underlying our software is the subject of pending patent applications. Our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. In addition, effective patent, copyright and trade secret protection of our software may be unavailable or limited in certain countries.

     Generally, our domain names for our industry marketplaces cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright, trademark, patent and trade secret protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties. We generally obtain representations as to the origin and ownership of such licensed content and indemnification from those third parties; however, this may not adequately protect us. Any of these claims, regardless of their merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

     Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content they offer. We may be subject to legal claims relating to the content on our industry marketplaces, or the downloading and distribution of such content. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, some of the content provided on our industry marketplaces is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.

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

SEVERAL LAWSUITS HAVE BEEN BROUGHT AGAINST US AND THE OUTCOME OF THESE LAWSUITS IS UNCERTAIN.

     Several lawsuits have been brought against us and the underwriters of our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for this offering was materially misleading because it did not disclose these sales practices. We intend to vigorously defend against these lawsuits. No assurance can be given as to the outcome of these lawsuits.

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

     We post our privacy policy and practices concerning the use and disclosure of user data on our industry marketplaces. Any failure by us to comply with our posted privacy policy, Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

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

     As of August 1, 2001, the holders of up to approximately 27,353,408 shares of common stock, warrants to purchase 2,127,038 shares of common stock and 106,084 shares of Series A preferred stock, which are convertible into approximately 1,221,112 shares of common stock, have demand and/or piggyback registration rights. Under the terms of the Series A preferred stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A preferred stock or shares of common stock, rather than paying cash dividends. As of June 30, 2001, cumulative dividends of $7.7 million had been earned by the holder of our Series A preferred stock, of which $6.1 million were paid in the form of additional shares of Series A preferred stock and the remainder of which are accrued and remain payable. The shares of common stock underlying any dividended shares of Series A preferred stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock.

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

OUR COMMON STOCK PRICE IS LIKELY TO REMAIN HIGHLY VOLATILE.

     The stock market in general, and the market for stocks of Internet-related and technology companies in particular, have been highly volatile. The market price of our common stock and our daily trading volume have been, and will likely continue to be, similarly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. The trading prices of many technology and Internet-related companies' stocks reached historical highs in early 2000 and reflected relative valuations substantially above historical levels. Since that time, many of these companies' stocks have also recorded lows well below their historical highs. Our stock may not trade at the same levels as other Internet-related or technology stocks.

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

     - changes in the market valuations of other Internet, software or technology companies;

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

     Interest Rate Risk. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of June 30, 2001, our portfolio of investments included $69.1 million in cash and cash equivalents and $3.8 million in available-for-sale debt instruments included in short-term investments. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended June 30, 2001 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of June 30, 2001 we hold cost method investments of approximately $220.4 million, of which our Converge investment is $215.0 million or 44.0% of our total assets. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the six months ended June 30, 2001, we recorded a $9.6 million impairment charge for other than temporary declines in the fair value of several of our cost method investments. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of June 30, 2001, the fair market value of these investments included in short-term and long-term investments was $2.7 million.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 12, 2001, a class action lawsuit was filed against the Company and several of its officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. VerticalNet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3.5 million shares of VerticalNet stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares in the Company at progressively higher prices after the IPO. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose in the Prospectus and the Registration Statement the existence of these purported excessive commissions and laddering agreements.

     After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. VerticalNet, et al., C.A. No. 01-CV-5350; Kofsky v. VerticalNet, et al., C.A. No. 01-CV-5628; and Reeberg v. VerticalNet, C.A. No. 01-CV-5730. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages."

     VerticalNet has retained counsel and intends to vigorously defend itself in connection with the allegations raised in the CJA Action and the other complaints. In addition, VerticalNet intends to enforce its indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) During the quarter ended June 30, 2001, we issued the following unregistered securities pursuant to the following transaction:

          (i) On May 25, 2001 we paid three quarterly dividend payments totaling $4.6 million to the holder of our Series A preferred stock in the form of 4,634 shares of our Series A preferred stock.

This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and did not include any general solicitation or advertising. The purchaser represented that it was acquiring the shares without a view to distribution and was afforded an opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) None.

     (b) As of June 30, 2001, cumulative dividends of $1.6 million had been earned by, but not yet paid to, the holder of our Series A preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) We held our 2001 Annual Meeting of Shareholders on May 15, 2001.

     (b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

     (c) The matters voted upon at the annual meeting, and the result of the vote on each such matter, are set forth below:

          1. Election of Directors. The results of the vote tabulated at the meeting for the following two director nominees is set forth as follows, opposite their respective names:

                                              NUMBER OF SHARES    NUMBER OF SHARES
NAME                                           VOTED IN FAVOR         WITHHELD
----                                          ----------------    ----------------
Jeffrey C. Ballowe..........................     82,937,317           313,685
Michael J. Hagan............................     82,580,105           670,897

     (d) Not applicable.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

     - On April 30, 2001 we filed a Current Report on Form 8-K, dated April 26, 2001, regarding (a) our execution of a definitive agreement with Microsoft Corporation which replaced the existing co-marketing agreement dated as of March 29, 2000, as amended, between the Registrant and Microsoft; and (b) the announcement of our corporate restructuring in which we consolidated our two operating divisions into a single operating unit, made several key management appointments and implemented reductions in force (Items 5 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on August 14, 2001.

                                          VERTICALNET, INC.

                                          By: /s/   MICHAEL J. HAGAN
                                            ------------------------------------
                                                      Michael J. Hagan
                                               President and Chief Executive
                                                           Officer

                                          By: /s/    GENE S. GODICK
                                            ------------------------------------
                                                       Gene S. Godick
                                                Executive Vice President and
                                                  Chief Financial Officer