Form 10-Q
period 2001-09-30
VERTICALNET INC
filed 2001-11-14
CIK 1043946

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

     As of October 31, 2001, 98,561,793 shares of the Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-Q
              (FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements...........................    3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   20
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   42
Part II.  OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   43
  Item 2.  Changes in Securities and Use of Proceeds...................   43
  Item 3.  Defaults Upon Senior Securities.............................   44
  Item 4.  Submission of Matters to a Vote of Security Holders.........   44
  Item 5.  Other Information...........................................   44
  Item 6.  Exhibits and Reports on Form 8-K............................   44

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    52,609      $  123,803
  Short-term investments....................................           333          21,349
  Accounts receivable, net of allowance for doubtful
     accounts of $1,208 in 2001 and $2,072 in 2000..........         3,438          31,932
  Prepaid expenses and other assets.........................        13,476          37,264
                                                               -----------      ----------
     Total current assets...................................        69,856         214,348
                                                               -----------      ----------
Property and equipment, net.................................        20,287          32,398
Net assets of discontinued operations.......................            --         215,000
Goodwill and other intangibles, net of accumulated
  amortization of $411,766 in 2001 and $149,015 in 2000.....        99,941         388,341
Long-term investments.......................................           785          22,861
Other investments...........................................        23,800          17,543
Other assets................................................        20,688          32,793
                                                               -----------      ----------
     Total assets...........................................   $   235,357      $  923,284
                                                               ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $     9,254      $   10,821
  Accrued expenses..........................................        18,281          67,251
  Deferred revenues.........................................        53,529          57,323
  Other current liabilities.................................        15,594           1,597
                                                               -----------      ----------
     Total current liabilities..............................        96,658         136,992
                                                               -----------      ----------
Long-term debt..............................................           655             952
Other long-term liabilities.................................           785          22,630
Convertible notes...........................................        21,705          21,705
                                                               -----------      ----------
     Total liabilities......................................       119,803         182,279
                                                               -----------      ----------
Commitments and contingencies (see Notes 8 and 9)
Minority interest...........................................            --          40,843
                                                               -----------      ----------
Series A 6.00% convertible redeemable preferred stock, $.01
  par value 250,000 shares authorized, 107,675 shares issued in 2001 and 101,450 issued in 2000 plus accrued dividends
  of $1,615 in 2001 (liquidation value of $107,675).........       100,288          94,760
                                                               -----------      ----------
Shareholders' equity:
  Preferred stock $.01 par value, 9,750,000 shares
     authorized, none issued in 2001 and 2000...............            --              --
  Common stock $.01 par value, 1,000,000,000 shares
     authorized, 98,363,345 shares issued in 2001 and
     88,047,949 shares issued in 2000.......................           984             880
  Additional paid-in capital................................     1,035,895       1,004,149
  Deferred compensation.....................................          (116)           (363)
  Accumulated other comprehensive loss......................        (2,454)        (14,370)
  Accumulated deficit.......................................    (1,018,238)       (384,089)
                                                               -----------      ----------
                                                                    16,071         606,207
  Treasury stock at cost, 656,356 shares in 2001 and 2000...          (805)           (805)
                                                               -----------      ----------
     Total shareholders' equity.............................        15,266         605,402
                                                               -----------      ----------
     Total liabilities and shareholders' equity.............   $   235,357      $  923,284
                                                               ===========      ==========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                               ---------------------    ----------------------
                                                 2001         2000        2001         2000
                                               ---------    --------    ---------    ---------
                                                    (UNAUDITED)              (UNAUDITED)
Revenues.....................................  $  31,755    $ 34,455    $ 101,498    $  71,763
COSTS AND EXPENSES:
Editorial and operational....................      7,214      15,771       33,564       28,737
Product development..........................      7,535       9,259       24,135       22,433
Sales and marketing..........................     11,163      20,914       58,759       54,814
General and administrative...................     11,842      19,543       44,026       36,744
Amortization expense.........................     18,973      42,144      108,109       97,749
Restructuring and asset impairment charges
  (see Note 5)...............................     15,029          --      241,373           --
In-process research and development charge...         --          --           --       10,000
                                               ---------    --------    ---------    ---------
Operating loss...............................    (40,001)    (73,176)    (408,468)    (178,714)
                                               ---------    --------    ---------    ---------
Other income (expense).......................   (199,397)     (2,063)    (222,373)      66,451
Interest income (expense), net...............       (384)        679          595        1,634
                                               ---------    --------    ---------    ---------
Loss from continuing operations..............   (239,782)    (74,560)    (630,246)    (110,629)
DISCONTINUED OPERATIONS:
  Income (loss) from operations of the
     VerticalNet Exchanges segment...........         --          68           --       (7,469)
  Loss on disposal of the VerticalNet
     Exchanges segment.......................         --          --       (3,903)          --
                                               ---------    --------    ---------    ---------
Net loss.....................................   (239,782)    (74,492)    (634,149)    (118,098)
Preferred stock dividends and accretion......     (1,867)     (1,522)      (5,528)      (2,972)
                                               ---------    --------    ---------    ---------
Loss attributable to common shareholders.....  $(241,649)   $(76,014)   $(639,677)   $(121,070)
                                               =========    ========    =========    =========
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing operations......................  $   (2.46)   $  (0.88)   $   (6.61)   $   (1.40)
  Loss from discontinued operations..........         --          --           --        (0.09)
  Loss on disposal of discontinued
     operations..............................         --          --        (0.04)          --
                                               ---------    --------    ---------    ---------
  Loss per common share......................  $   (2.46)   $  (0.88)   $   (6.65)   $   (1.49)
                                               =========    ========    =========    =========
Weighted average common shares outstanding
  used in basic and diluted loss per share
  calculation................................     98,131      86,616       96,201       81,508
                                               =========    ========    =========    =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
Net loss....................................................  $(634,149)   $(118,098)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation, amortization and other noncash charges......    120,964      103,829
  Noncash restructuring charges.............................     67,658           --
  Intangible asset impairment...............................    155,035           --
  Write-down related to cost method, equity method and
    available-for-sale investments..........................    218,558           --
  Loss from equity method investments.......................      2,312        1,217
  Loss on disposal of discontinued operations...............      3,903           --
  Net loss (gain) on investment.............................      2,188      (79,875)
  In-process research and development charge................         --       10,000
  Discontinued operations -- working capital changes and
    noncash charges.........................................         --       82,944
  Change in assets and liabilities, net of effect of
    acquisitions:
    Accounts receivable.....................................     28,440      (16,554)
    Prepaid expenses and other assets.......................     10,644      (24,716)
    Accounts payable........................................     (1,017)       5,000
    Accrued restructuring charge expenses...................      7,946           --
    Other accrued expenses..................................    (50,847)       8,491
    Deferred revenues.......................................     (2,902)      47,046
                                                              ---------    ---------
  Net cash provided by (used in) operating activities.......    (71,267)      19,284
                                                              ---------    ---------
Investing activities:
  Acquisitions, net of cash acquired........................    (24,601)      (6,589)
  Purchase of available-for-sale investments................         --      (85,936)
  Proceeds from sale of assets..............................        425           --
  Purchase of cost and equity method company investments,
    net of liquidation proceeds.............................     (2,959)     (20,800)
  Proceeds from sale and redemption of available-for-sale
    investments.............................................     21,025      107,014
  Restricted cash...........................................      6,979       (8,321)
  Capital expenditures......................................    (14,759)     (24,712)
  Discontinued operations -- investing activities...........         --      (40,034)
                                                              ---------    ---------
  Net cash used in investing activities.....................    (13,890)     (79,378)
                                                              ---------    ---------
Financing activities:
  Principal payments on long-term debt and obligations under
    capital leases..........................................     (2,170)      (1,570)
  Proceeds from the issuance of common stock................     15,000           --
  Proceeds from forward sale of Ariba holdings..............         --       47,441
  Net proceeds from issuance of Series A convertible
    redeemable preferred stock..............................         --       99,900
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................      1,133       27,739
  Discontinued operations -- financing activities...........         --      (43,392)
                                                              ---------    ---------
  Net cash provided by financing activities.................     13,963      130,118
                                                              ---------    ---------
Net increase (decrease) in cash.............................    (71,194)      70,024
Cash and cash equivalents -- beginning of period............    123,803        7,636
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $  52,609    $  77,660
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $   1,324    $  14,874
                                                              =========    =========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock as consideration for
    acquisitions............................................  $  21,290    $ 617,212
  Warrant exercises.........................................         --          653
  Equipment acquired under capital leases...................        741          736
  Conversion of convertible subordinated debentures to
    common stock............................................         --       90,400
  Preferred dividends.......................................      5,528        2,972

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                              COMMON STOCK     ADDITIONAL                      OTHER                                    TOTAL
                             ---------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   TREASURY   SHAREHOLDERS'
                             SHARES   AMOUNT    CAPITAL     COMPENSATION       LOSS          DEFICIT      STOCK        EQUITY
                             ------   ------   ----------   ------------   -------------   -----------   --------   -------------
Balance, December 31,
  2000.....................  88,048    $880    $1,004,149      $(363)        $(14,370)     $  (384,089)   $(805)      $ 605,402
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion............      --      --        (5,528)        --               --               --       --          (5,528)
Exercise and acceleration
  of options...............   1,181      12           903         --               --               --       --             915
Shares issued through
  employee stock purchase
  plan.....................     262       3           332         --               --               --       --             335
Shares issued pursuant to
  Sumitomo's investment....   2,763      28        14,972         --               --               --       --          15,000
Shares issued as
  consideration for
  acquisitions.............   6,109      61        21,229         --               --               --       --          21,290
Unearned compensation......      --      --          (162)       162               --               --       --              --
Amortization of unearned
  compensation.............      --      --            --         85               --               --       --              85
Net loss...................      --      --            --         --               --         (634,149)      --        (634,149)
Other comprehensive income
  (loss)...................      --      --            --         --           11,916               --       --          11,916
                             ------    ----    ----------      -----         --------      -----------    -----       ---------
Balance, September 30, 2001
  (unaudited)..............  98,363    $984    $1,035,895      $(116)        $ (2,454)     $(1,018,238)   $(805)      $  15,266
                             ======    ====    ==========      =====         ========      ===========    =====       =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                               ---------------------    ----------------------
                                                 2001         2000        2001         2000
                                               ---------    --------    ---------    ---------
                                                    (UNAUDITED)              (UNAUDITED)
Net loss.....................................  $(239,782)   $(74,492)   $(634,149)   $(118,098)
Unrealized gain on forward sale..............      1,536          --       21,844           --
Foreign currency translation adjustment......      1,142          --         (375)          --
Unrealized loss on investments:
  Unrealized gain (loss).....................     (1,687)     18,225      (20,098)      (4,550)
  Reclassification adjustment for loss
     included in net loss....................         --          --       10,545           --
                                               ---------    --------    ---------    ---------
Comprehensive loss...........................  $(238,791)   $(56,267)   $(622,233)   $(122,648)
                                               =========    ========    =========    =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) VERTICALNET, INC. AND BASIS OF PRESENTATION

  Description of the Company

     Verticalnet, Inc. ("Verticalnet," "the Company," "we," "us" or other similar expressions), through its subsidiaries, provides e-commerce solutions targeted at distinct business segments. We deploy and provide enterprise software solutions that enable organizations to achieve excellence in planning, decision-making, and execution within their own organizations and across their extended value chains. Additionally, through our Small/Medium Business group (formerly referred to as Verticalnet Markets), we operate 59 industry marketplaces that connect buyers and suppliers online by providing industry-specific news and relevant product and service information. Buyers are able to quickly locate and source products and services online while suppliers are able to generate sales leads by showcasing their products and services across our industry marketplaces and multiple third-party marketplaces to reach highly qualified buyers and specifiers.

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges ("NECX") business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit have been reflected as a discontinued operation in our consolidated financial statements. The net assets of this unit were reflected at December 31, 2000 as net assets of discontinued operations on our consolidated balance sheet.

     Our consolidated financial statements as of and for the three and nine months ended September 30, 2001 and September 30, 2000 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2001 and September 30, 2000 and cash flows for the nine months ended September 30, 2001 and September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

  Revenue Recognition

     We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services.

     E-enablement and e-commerce revenues include storefront, marketplace manager and e-commerce center fees and e-commerce fees. Storefront, marketplace manager and e-commerce center fees are recognized ratably over the period of the contract. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees are recognized upon receipt of payment. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped.

     Advertising revenues, including buttons and banners, are recognized ratably over the period of the applicable contract if time based or as delivered if impression based. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Although advertising contracts generally do not extend beyond one year, certain contracts are for multiple years. We also enter into strategic co-marketing agreements to develop co-branded Web sites. Hosting and maintenance service revenues under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

                               VERTICALNET, INC.

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

     At September 30, 2001 and December 31, 2000, approximately $0.5 million and $4.2 million, respectively, of the accounts receivable balance was unbilled due to customer payment terms.

     Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 99-17, Accounting for Advertising Barter Transactions, barter transactions are recorded at the estimated fair value of the advertisements or other services given, based on recent historical cash transactions. Barter revenue is recognized when the advertising impressions or other services are delivered to the customer, and advertising expense is recorded when the advertising impressions or other services are received from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions, a liability is recorded on the consolidated balance sheet. If we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheet. For the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000, we recognized approximately $2.0 million, $0.8 million, $6.3 million and $6.6 million of advertising revenues, respectively, and $1.5 million, $1.7 million, $7.6 million and $6.0 million of advertising expenses, respectively, from barter transactions. We have approximately $0.9 million and $2.3 million in prepaid expenses related to barter transactions as of September 30, 2001 and December 31, 2000, respectively.

  Adoption of New Pronouncement

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in other income (expense). If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income
(loss) and is recognized in other income (expense) when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in other income (expense).

     We use derivative instruments to manage exposures to foreign currency and security prices. Our objective for holding derivatives is to effectively eliminate or reduce the impact of these exposures.

     In July 2000, we entered into forward sale contracts relating to a security classified as an available-for-sale investment under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under these contracts, we pledged the securities to the counterparty for a three-year period in return for approximately $47.4 million of cash, which was net of the initial cost of the transaction of approximately

                               VERTICALNET, INC.

$5.0 million. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged securities to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The forward sale has been designated as a cash flow hedge with corresponding gains and losses recorded in other comprehensive loss. The amounts recorded in other comprehensive loss will be recognized in other income (expense) when the forward sale is settled in July 2003. The unrealized gain on the forward sale as of December 31, 2000 of $29.8 million was previously recorded in other comprehensive loss, and changed by $1.5 million and $21.8 million during the three months and nine months ended September 30, 2001, respectively. The unrealized gain on the forward sale as of September 30, 2001 is $51.6 million and is reflected as a reduction of other long-term liabilities.

     During the nine months ended September 30, 2001, we also had fixed obligations denominated in Euros that we hedged with foreign currency forwards to reduce the foreign currency fluctuation risk. These foreign currency forward agreements, which were all settled prior to June 30, 2001, had been classified as fair value hedges. The transition adjustment from adopting SFAS No. 133 for these agreements was immaterial. During the nine months ended September 30, 2001, we recorded approximately $0.2 million in other income (expense) related to these foreign currency forward contracts.

  Recent Accounting Pronouncements

     EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple element arrangements should be evaluated separately and how consideration should be allocated to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies; however, there can be no assurance that the final consensus and guidance ultimately issued by the EITF on this issue will not impact us in the future.

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

     As of January 1, 2002, the adoption date of SFAS No. 142, any remaining unamortized goodwill and identifiable intangible assets will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangible assets was $105.4 million and $96.7 million for the nine months ended September 30, 2001 and 2000, respectively. Because of the extensive effort required to adopt SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in

                               VERTICALNET, INC.

SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     We plan to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

(2) DISCONTINUED OPERATIONS

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges segment to Converge, Inc. ("Converge"), a private company. Verticalnet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. ("RWE") and F&G Capital, Inc. d/b/a American IC Exchange ("AICE"). In consideration for the sale to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge's equity at the closing of the transaction. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of Verticalnet Exchanges' net worth and working capital as of October 31, 2000 and as of the closing date. The final net worth and working capital adjustment calculation performed in the second quarter of 2001, following a post-closing audit, resulted in us making an aggregate payment of $12.8 million to Converge. Approximately $6.5 million of the $12.8 million was paid on January 31, 2001 as an estimated payment, $1.6 million was paid in June 2001 and the balance of $4.7 million was paid in July 2001.

     The sale of Verticalnet Exchanges was treated as a nonmonetary exchange pursuant to the guidance in APB No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to value our investment in Converge, which is a privately held company (see Note 3). We are accounting for our investment in Converge under the cost method of accounting for investments. We recorded an estimated loss on disposal of Verticalnet Exchanges of $82.0 million during the year ended December 31, 2000, which included an estimated loss from operations of $9.0 million for the month of January 2001. During the nine months ended September 30, 2001, we recorded an additional $3.9 million loss on disposal due to the final calculation of the net worth and working capital adjustment payment. Also in January 2001, in connection with the sale of Verticalnet Exchanges to Converge, we settled AICE's remaining earnout provisions by issuing 1,101,549 shares of our common stock, valued at approximately $10.0 million, which was considered in calculating our original loss on disposal.

     The sale of Verticalnet Exchanges represented the disposal of a business segment. Accordingly, the results of this segment have been shown separately as a discontinued operation, and prior periods have been restated. The net assets of the discontinued operation have been classified separately on the December 31, 2000 consolidated balance sheet.

                               VERTICALNET, INC.

     Revenues and losses from the discontinued operation are as follows:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                              ------------------    -------------------
                                              2001       2000        2001        2000
                                              -----    ---------    -------    --------
                                                           (IN THOUSANDS)
Exchange transaction sales..................  $ --     $229,502     $32,604    $496,770
Cost of exchange transaction sales..........    --      190,224      27,173     413,791
                                              ----     --------     -------    --------
  Net exchange revenues.....................  $ --     $ 39,278     $ 5,431    $ 82,979
                                              ====     ========     =======    ========
Income (loss) from discontinued
  operations................................  $ --     $     68     $    --    $ (7,469)
Loss on disposal of discontinued
  operations................................  $ --     $     --     $(3,903)   $     --

     The assets and liabilities of the Verticalnet Exchanges segment as of December 31, 2000 were as follows:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 27,573
Property and equipment, net.................................       22,809
Intangible assets, net......................................      155,680
Other non-current assets....................................        9,424
Current liabilities.........................................         (486)
                                                                 --------
Net assets of discontinued operations.......................     $215,000
                                                                 ========

(3) INVESTMENTS

  Available-For-Sale

     As of September 30, 2001, we have short-term available-for-sale investments of approximately $0.3 million. These are investments in publicly traded companies for which we do not have the ability to exercise significant influence and are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $0.8 million at September 30, 2001 is classified as long-term due to a forward sale of our shares. During the nine months ended September 30, 2001, we recognized an impairment charge, included in other income (expense), of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

     In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba's common stock, of which 64,310 shares were placed in escrow for one year subsequent to the transaction's closing. Based on the fair market value of Ariba's common stock on March 10, 2000, we recorded an $85.5 million gain on the disposition of the Tradex investment. After selling 140,000 shares in March 2000 at a loss of $5.6 million, we recorded a net investment gain of $79.9 million for the three months ended March 31, 2000. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain we recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex's favor, we will subsequently record an additional adjustment.

                               VERTICALNET, INC.

  Cost Method Investments

     At September 30, 2001 and December 31, 2000, cost method investments were approximately $23.6 million and $12.2 million, respectively. During the three months ended September 30, 2001, we recorded a $195.4 million impairment to our Converge investment which was previously valued at $215.0 million (see Note 2). The impairment charge was based on an independent valuation of our Converge investment which we obtained subsequent to Converge's announcement that it would restructure its business. During the three and nine months ended September 30, 2001, we recorded additional impairment charges of approximately $1.2 million and approximately $10.8 million, respectively, which are included in other income (expense), for an other than temporary decline in the fair value of several of our other cost method investments. During the three and nine months ended September 30, 2001, we recognized revenue of approximately $0.2 million and $1.7 million, respectively, from commercial arrangements with cost method investees, excluding revenue from Converge (see Note 4).

  Equity Method Investments

     At September 30, 2001 and December 31, 2000, our equity method investments were approximately $0.2 million and $5.4 million, respectively. Our loss from equity method investments, which is included in other income (expense), is approximately $0.5 million and $2.3 million for the three and nine months ended September 30, 2001, respectively. During the nine months ended September 30, 2001, we recognized revenue, net of proportional eliminations, of approximately $0.5 million from our equity method investees. During the three and nine months ended September 30, 2001, we recorded impairment charges of approximately $1.1 million and $1.8 million, respectively, which is included in other income (expense), as a result of the pending dissolution of three of our investees.

(4) STRATEGIC RELATIONSHIPS

  Microsoft

     On April 26, 2001, we entered into a new agreement with Microsoft (the "New Microsoft Agreement"), which terminated and replaced the original commercial agreement we entered into with Microsoft on March 29, 2000 (the "Original Microsoft Agreement"). Under the New Microsoft Agreement, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2002. The $40.0 million payment under the New Microsoft Agreement replaced the net cash flows that we expected to receive under the Original Microsoft Agreement of approximately $49.2 million in 2001 and $5.1 million in 2002, as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Collectively, under the Original and New Microsoft Agreements, during the three and nine months ended September 30, 2001, we recognized approximately $17.2 million and $45.7 million, respectively, in e-enablement and advertising revenue and we had expenses of approximately $8.9 million during the nine months ended September 30, 2001, for advertising, software licensing and support under the Original Microsoft Agreement. As of September 30, 2001, we have approximately $31.4 million of deferred revenue related to our Microsoft Agreements.

  Converge

     In December 2000, we entered into a subscription license agreement and professional services agreements with Converge. The agreements provided, among other things, for us to receive an aggregate of $108 million during the three-year terms of the agreements. On October 9, 2001, we and Converge terminated the professional services agreements, amended and restated the subscription license agreement and entered into a maintenance and support agreement. The amended and restated subscription license agreement has a term of

                               VERTICALNET, INC.

18 months and provides for Converge to make payments of $22.0 million prior to May 2, 2002. The maintenance and support agreement also has a term of 18 months and provides for Converge to make payments of $4.5 million during the term of the agreement. Our receipt of the aggregate payments of $26.5 million under the amended and restated subscription license agreement and the maintenance and support agreement would replace all remaining payments under the original subscription license agreement and the professional services agreement, for which, as of September 30, 2001, we had received an aggregate of approximately $39.3 million of the $108.0 million. The payments of $26.5 million and the remaining deferred revenue of approximately $16.7 million under the original agreements will be recognized on a straight-line basis through March 2003. During the three and nine months ended September 30, 2001, we recognized revenues of approximately $9.0 million and $23.7 million, respectively, under the original agreements.

(5) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

  First Quarter 2001 Restructuring and Asset Impairment

     During the first quarter of 2001, we announced strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. As a result of these initiatives, we recorded a restructuring charge of approximately $7.5 million. Of this amount, approximately $4.0 million was paid through September 30, 2001. The following table provides a summary by category and a rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2001:

                                           RESTRUCTURING
                                             AND ASSET                                    ACCRUAL AT
                                            IMPAIRMENT       CASH     NON-CASH           SEPTEMBER 30,
                                              CHARGES      PAYMENTS   CHARGES    OTHER       2001
                                           -------------   --------   --------   -----   -------------
                                                                 (IN THOUSANDS)
Lease termination costs..................     $1,593       $  (920)   $    --    $151        $824
Employee severance and related
  benefits...............................      2,847        (2,993)        --     185          39
Other exit costs.........................         36           (38)        --       2          --
Asset disposals, net of cash received....      1,496            --     (1,600)    104          --
Goodwill and other intangible assets.....      1,493            --     (1,493)     --          --
                                              ------       -------    -------    ----        ----
                                              $7,465       $(3,951)   $(3,093)   $442        $863
                                              ======       =======    =======    ====        ====

     The $0.9 million accrued at September 30, 2001 is reflected in accrued expenses on the consolidated balance sheet.

     The amount accrued at September 30, 2001 for lease termination costs relates to two leases, out of the original twenty leases included in the restructuring charge, that have not yet been terminated. The amount represents the net expense expected to be incurred to sublet the facilities or the estimated cost of terminating the lease contracts before the end of their respective terms.

     The amount accrued at September 30, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 240 people.

     During the second and third quarters of 2001, we recorded additional expenses of approximately $0.2 million, $0.2 million and $0.1 million related to lease termination costs, employee termination benefits and asset disposals, respectively, due to changes in estimates from the original charges. The additional expenses recorded in the second and third quarters of 2001 are reflected in restructuring and asset impairment charges in the consolidated statements of operations. The remaining restructuring accrual at September 30, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

                               VERTICALNET, INC.

  Second Quarter 2001 Restructuring and Asset Impairment

     During the second quarter of 2001, we implemented a second restructuring plan designed to further reduce our cost structure. As a result, and in conjunction with an assessment of our intangible assets, we recorded a restructuring and asset impairment charge of approximately $218.4 million in the second quarter. Of this amount, approximately $4.7 million was paid through September 30, 2001. The following table provides a summary by category and a rollforward of the changes in this restructuring accrual for the nine months ended September 30, 2001:

                                         RESTRUCTURING
                                           AND ASSET                                     ACCRUAL AT
                                          IMPAIRMENT       CASH     NON-CASH            SEPTEMBER 30,
                                            CHARGES      PAYMENTS    CHARGES    OTHER       2001
                                         -------------   --------   ---------   -----   -------------
                                                                (IN THOUSANDS)
Lease termination costs................    $  3,244      $  (742)   $      --   $(223)     $2,279
Employee severance and related
  benefits.............................       4,170       (3,834)         (63)     81         354
Other exit costs.......................          60          (79)          --      39          20
Asset disposals, net of cash
  received.............................       8,847           --       (8,743)   (104)         --
Goodwill and other intangible assets...     202,073           --     (202,064)     (9)         --
                                           --------      -------    ---------   -----      ------
                                           $218,394      $(4,655)   $(210,870)  $(216)     $2,653
                                           ========      =======    =========   =====      ======

     The $2.7 million accrued at September 30, 2001 is reflected in accrued expenses on the consolidated balance sheet.

     The amount accrued at September 30, 2001 for lease termination costs relates to three leases, out of the original four leases included in the restructuring charge, that have not yet been terminated. The amount represents the net expense expected to be incurred to sublet the facilities or the estimated cost of terminating the lease contracts before the end of their terms.

     The amount accrued at September 30, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 310 people.

     We also impaired $202.1 million of identifiable intangible assets and goodwill in accordance with SFAS No. 121. The impairment assessment was performed primarily due to the significant decline in our stock price, the net book value of our assets significantly exceeding our market capitalization and the overall decline in industry growth rates which indicated that this trend may continue for an indefinite period. As a result, we recorded a $155.0 million impairment charge in the second quarter of fiscal year 2001 to reduce goodwill and other intangible assets associated with our Tradeum acquisition to their estimated fair value. Tradeum was a development stage software company purchased in March 2000. The acquisition was financed principally with shares of our common stock and valued based on the price of our stock at that time. The estimate of fair value was based upon the valuation of comparable publicly held businesses. The remaining Tradeum goodwill and other intangible assets of approximately $100.2 million at June 30, 2001 (approximately $85.7 million at September 30, 2001) will continue to be amortized using the straight-line method over their remaining lives.

     We also recorded a $47.1 million impairment charge in the second quarter of fiscal year 2001 to write off goodwill and other intangible assets associated with various acquisitions related to our Small/Medium Business group, including approximately $20.6 million related to our acquisition of Verticalnet Europe B.V. ("Verticalnet Europe"). In conjunction with our second quarter and third quarter restructuring of the Small/ Medium Business group, we estimated the fair value of the continuing business based upon the amounts we could reasonably expect to realize in the sale of those assets.

                               VERTICALNET, INC.

     During the third quarter of 2001, we recorded adjustments of approximately $(0.2) million, $0.1 million and $(0.1) million related to lease termination costs, employee termination benefits and asset disposals, respectively, due to changes in estimates from the original charges. The adjustments recorded in the third quarter of 2001 are reflected in restructuring and asset impairment charges in the consolidated statements of operations. The remaining restructuring accrual at September 30, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

  Third Quarter 2001 Restructuring and Asset Impairment

     During the third quarter of 2001, we implemented a third restructuring plan in a continuing effort to further reduce our cost structure. As a result of this plan, we recorded a restructuring and asset impairment charge of $15.3 million in the third quarter. The following table provides a detail of the charges and cash payments made by category as well as the amounts accrued as of September 30, 2001:

                                                  RESTRUCTURING
                                                    AND ASSET                             ACCRUAL AT
                                                   IMPAIRMENT       CASH     NON-CASH   SEPTEMBER 30,
                                                     CHARGES      PAYMENTS   CHARGES         2001
                                                  -------------   --------   --------   --------------
                                                                     (IN THOUSANDS)
Lease termination costs.........................     $ 1,730      $  (120)   $    --        $1,610
Employee severance and related benefits.........       4,725       (1,987)        --         2,738
Other exit costs................................         177          (61)        --           116
Asset disposals, net of cash received...........       8,656           --     (8,656)           --
                                                     -------      -------    -------        ------
                                                     $15,288      $(2,168)   $(8,656)       $4,464
                                                     =======      =======    =======        ======

     The $4.5 million accrued at September 30, 2001 is reflected in accrued expenses on the consolidated balance sheet.

     Lease termination costs include the estimated cost to close office facilities and represent the amount required to fulfill our obligation under lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated cost of terminating the lease contracts before their terms. Also included are estimated costs to terminate various other furniture and computer equipment operating leases.

     The reduction in workforce included approximately 420 employees. The reduction in workforce included employees from the following areas: editorial and operations, product development, sales and marketing, and general and administrative.

     Asset disposals include software, leasehold improvements, furniture and computer equipment that will not be used in our ongoing operations due to the restructuring.

     The remaining restructuring accrual at September 30, 2001 is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

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

                               VERTICALNET, INC.

stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     The following table sets forth the computation of loss per common share:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------   ---------------------
                                                    2001        2000       2001        2000
                                                  ---------   --------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and diluted loss per share:
Loss from continuing operations.................  $(239,782)  $(74,560)  $(630,246)  $(110,629)
  Preferred stock dividends and accretion.......     (1,867)    (1,522)     (5,528)     (2,972)
                                                  ---------   --------   ---------   ---------
Loss from continuing operations attributable to
  common shareholders...........................   (241,649)   (76,082)   (635,774)   (113,601)
Gain (loss) from discontinued operations........         --         68          --      (7,469)
Loss on disposal of discontinued operations.....         --         --      (3,903)         --
                                                  ---------   --------   ---------   ---------
  Loss attributable to common shareholders......  $(241,649)  $(76,014)  $(639,677)  $(121,070)
                                                  =========   ========   =========   =========
Basic and diluted loss per common share:
  Continuing operations.........................  $   (2.46)  $  (0.88)  $   (6.61)  $   (1.40)
  Loss from discontinued operations.............         --         --          --       (0.09)
  Loss on disposal of discontinued operations...         --         --       (0.04)         --
                                                  ---------   --------   ---------   ---------
Basic and diluted loss per common share.........  $   (2.46)  $  (0.88)  $   (6.65)  $   (1.49)
                                                  =========   ========   =========   =========

(7) SEGMENT INFORMATION

     During the first quarter of 2001 and following the sale of Verticalnet Exchanges, management began evaluating the financial operating performance of the business as two distinct business units, the Small/ Medium Business group and the Enterprise group, formerly referred to as Verticalnet Markets and Verticalnet Solutions, respectively. Comparative information for the same quarter in the prior year is not readily available. All prior segment information for Verticalnet Exchanges has been classified as a discontinued operation.

     In April 2001, we announced our intention to consolidate our two business units into a single operating segment in order to streamline operations and reduce redundant positions and costs. Although we unified operations during the second quarter, we continue to evaluate the financial performance of the Company based on our two segments. These segments include the Small/Medium Business group, which consists of the operations of our 59 industry marketplaces, including e-enablement and e-commerce revenues and advertising and services revenues; and the Enterprise group, which consists of our enterprise software, professional services and related services operations.

     The reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates the segments' performance primarily on revenues generated and income (loss) before non-cash, other non recurring items and preferred stock dividends. Corporate costs, such as senior executive, finance, human resources, legal, facilities and technology expenses, are currently included in the Enterprise group information since we do not internally allocate any portion of these costs to the Small/ Medium Business group. Corporate costs were approximately $9.5 million and $25.0 million, respectively, for the three and nine months ended September 30, 2001. With the exception of goodwill and other intangible asset amortization and impairments, all other non-cash expenses, non recurring items and preferred stock dividends are included in the reconciling items column. The non-cash and other non recurring items reflected in the reconciling items column are composed primarily of restructuring and asset impairment charges, investment impairment charges and discontinued operations.

                               VERTICALNET, INC.

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                           -----------------------------------------------------------
                                                            ENTERPRISE GROUP
                                            SMALL/MEDIUM       (INCLUDING      RECONCILING
                                           BUSINESS GROUP   CORPORATE COSTS)      ITEMS        TOTAL
                                           --------------   ----------------   -----------   ---------
                                                                 (IN THOUSANDS)
Revenues.................................     $22,243           $  9,512        $      --    $  31,755
Income (loss), excluding non-cash
  expenses, other non recurring items and
  preferred stock dividends..............       9,296            (17,302)              --       (8,006)
Non-cash expenses, other non recurring
  items and preferred stock dividends....        (884)           (17,025)        (215,734)    (233,643)
Income (loss) attributable to common
  shareholders...........................       8,412            (34,327)        (215,734)    (241,649)
Capital expenditures, including
  capitalized software costs.............         152              1,084               --        1,236
Segment assets...........................      62,017            173,340               --      235,357

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                            ----------------------------------------------------------
                                                             ENTERPRISE GROUP
                                             SMALL/MEDIUM       (INCLUDING      RECONCILING
                                            BUSINESS GROUP   CORPORATE COSTS)      ITEMS       TOTAL
                                            --------------   ----------------   -----------   --------
                                                                  (IN THOUSANDS)
Revenues..................................     $ 73,617         $  27,881        $      --    $101,498
Loss, excluding non-cash expenses, other
  non recurring items and preferred stock
  dividends...............................       (6,293)          (53,725)              --     (60,018)
Non-cash expenses, other non recurring
  items and preferred stock dividends.....      (58,903)         (251,151)        (269,605)   (579,659)
Loss attributable to common
  shareholders............................      (65,196)         (304,876)        (269,605)   (639,677)
Capital expenditures, including
  capitalized software costs..............        9,095             5,664               --      14,759
Segment assets............................       62,017           173,340               --     235,357

(8) COMMITMENTS AND CONTINGENCIES

     In July 2000, we formed a Japanese joint venture, Verticalnet Japan, with Softbank E-commerce Corp. Under the joint venture agreement, we have a maximum obligation to contribute 800 million Yen to Verticalnet Japan, an equity method investee. As of September 30, 2001, we had contributed approximately 400 million Yen ($3.6 million as of the dates of the contributions). As of September 30, 2001, our remaining funding obligation to the joint venture through the first two years of operations is approximately 400 million Yen (approximately $3.3 million as of September 30, 2001).

     In June 2000, we formed Verticalnet Europe as a joint venture together with Internet Capital Group, Inc. and British Telecommunications, plc. ("BT"). Immediately following formation, we owned 56% of Verticalnet Europe, which operated industry marketplaces in the United Kingdom through one of its subsidiaries. By March 2001, we owned 90% of the entity through the purchase of the other partners' shares and Verticalnet Europe's redemption of a portion of its own shares. We also entered into a put and call agreement with BT whereby we can buy their remaining 10% interest in Verticalnet Europe at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. The fair value of the put and call price of approximately $14.0 million is included in other current liabilities on the consolidated balance sheet as of September 30, 2001. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable component of the price based on the LIBOR rate is accrued quarterly through the date the put or call is exercised.

                               VERTICALNET, INC.

(9) LITIGATION

     On June 12, 2001, a class action lawsuit was filed against the Company and several of its officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3.5 million shares of Verticalnet common stock in February
1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares in the Company at progressively higher prices after the IPO. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose in the Prospectus and the Registration Statement the existence of these purported excessive commissions and laddering agreements.

     After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; and Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages."

     Verticalnet has retained counsel and intends to vigorously defend itself in connection with the allegations raised in the CJA Action and the other complaints. In addition, Verticalnet intends to enforce its indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

     On August 13, 2001, a lawsuit was filed against the Company in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc. v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with the Company's acquisition of RWE in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them even more successful and profitable. As a result of the alleged failure to use this technology, plaintiffs claim they only received $43.0 million on the sale of RWE, rather than the $78.0 million that they claim they were entitled to.

     The Company has retained counsel to defend against the lawsuit and filed a motion to dismiss the action on October 12, 2001.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a materially adverse effect on our financial position or results of operations.

(10) SUBSEQUENT EVENT

  Stock Options

     On October 1, 2001, we issued an aggregate grant of approximately 9.5 million stock options to our employees. These options vest semi-annually over a two-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to trends in the usage of enterprise software and related services; the design, development and acceptance of our products; the strategies underlying our business objectives; the anticipated performance of the obligations of those parties with which we have contractual relationships; the value of our investments in other companies; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition and operating results.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, changes in our evolving business strategies and model; our ability to eliminate redundancies within our business and to control expenses; the availability of and terms of equity and debt financing to fund our business; competition in our target markets; changes in economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

     Upon the closing of the sale of Verticalnet Exchanges ("NECX") to Converge in January 2001, we continued to operate our two remaining segments, the Small/Medium Business group and the Enterprise group, formerly referred to as Verticalnet Markets and Verticalnet Solutions, respectively. In April 2001, we announced our intention to consolidate our two business units into a single operating segment in order to streamline operations and reduce redundant positions and costs. Although we unified operations during the second quarter, we continue to evaluate the financial performance of the Company based on our two segments. These segments include the Small/Medium Business group, which consists of the operations of our 59 industry marketplaces, including e-enablement and e-commerce revenues and advertising and services revenues; and the Enterprise group, which consists of our enterprise software, professional services and related services operations.

     During the first nine months of 2001, we announced and executed three major restructuring efforts designed to reduce overall costs and streamline operations. Our goals were to eliminate redundant positions and facilities primarily related to previous acquisitions that had not been fully integrated, to eliminate several unprofitable business initiatives and to improve our operating efficiency and margins. Our cost cutting measures through the first nine months of fiscal year 2001 included an aggregate work force reduction of approximately 970 employees throughout the organization and various office facility closures. We intend to continue to focus on balancing revenue growth and achieving profitability and will continue to review our operations for cost-cutting opportunities that will improve our operating margins. We expect to continue to streamline our operations, including making additional headcount reductions, if the revenues expected from our product and service offerings do not materialize.

     Verticalnet, through its subsidiaries, provides e-commerce solutions targeted at distinct business segments. We deploy and provide enterprise software solutions that enable organizations to achieve excellence in planning, decision-making, and execution within their own organizations and across their extended value chains. Additionally, through our Small/Medium Business group, we operate 59 industry marketplaces that connect buyers and suppliers online by providing industry-specific news and relevant product and service information. Buyers are able to quickly locate and source products and services online while suppliers are able to generate sales leads by showcasing their products and services across our industry marketplaces and multiple third-party marketplaces to reach highly qualified buyers and specifiers.

     We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services. E-enablement and e-commerce, and advertising and services revenues are generated by the Small/Medium Business group, whereas enterprise software licensing and related services revenues are generated by the Enterprise group.

     E-enablement and e-commerce revenues include storefront, marketplace manager and e-commerce center fees and e-commerce fees. Storefront, marketplace manager and e-commerce center fees are recognized ratably over the period of the contract. E-commerce fees in the form of transaction fees, percentage of sale fees or minimum guaranteed fees are recognized upon receipt of payment. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped.

     Advertising revenues, including buttons and banners, are recognized ratably over the period of the applicable contract if time based or as delivered if impression based. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Although advertising contracts generally do not extend beyond one year, certain contracts are for multiple years. We also enter into strategic co-marketing agreements to develop co-branded Web sites. Hosting and maintenance service revenues under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

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

     At September 30, 2001 we had an accumulated deficit of $1.0 billion. The table below summarizes the loss from continuing operations attributable to common shareholders (including preferred dividends) and the loss attributable to common shareholders, which includes discontinued operations, during the specified periods:

                                                        LOSS FROM
                                                  CONTINUING OPERATIONS
                                                     ATTRIBUTABLE TO       LOSS ATTRIBUTABLE TO
                                                         COMMON                   COMMON
PERIOD                                                SHAREHOLDERS             SHAREHOLDERS
------                                            ---------------------    --------------------
                                                                  (IN MILLIONS)
Three months ended September 30, 2001...........         $241.6                   $241.6
Nine months ended September 30, 2001............          635.8                    639.7
Year ended December 31, 2000....................          207.6                    316.6
Year ended December 31, 1999....................           52.6                     53.5
Year ended December 31, 1998....................           13.6                     13.6
Year ended December 31, 1997....................            4.8                      4.8

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

SALE OF VERTICALNET EXCHANGES (NECX)

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges segment to Converge. Verticalnet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. ("RWE") and F&G Capital, Inc. d/b/a American IC Exchange ("AICE"). In consideration for the sale to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge's equity at the closing of the transaction. We were also entitled to receive $60.0 million of cash at closing, subject to adjustment based on a comparison of Verticalnet Exchanges' net worth and working capital as of October 31, 2000 and as of the closing date. The final net worth and working capital adjustment calculation performed in the second quarter of 2001, following a post-closing audit, resulted in us making an aggregate payment of $12.8 million to Converge. Approximately $6.5 million of the $12.8 million was paid on January 31, 2001 as an estimated payment, $1.6 million was paid in June 2001 and the balance of $4.7 million was paid in July 2001.

     We used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to record our investment in Converge. The investment in Converge is being accounted for under the cost method of accounting for investments (see Notes 2 and 3 to our Consolidated Financial Statements).

     The sale of Verticalnet Exchanges represented the disposal of a business segment under Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of this segment have been shown separately as a discontinued operation, and all prior periods have been restated.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     The following discussion and comparison regarding results of continuing operations does not reflect the results of Verticalnet Exchanges.

     Revenues. Revenues were $31.8 million for the three months ended September 30, 2001, including approximately $22.3 million from the Small/Medium Business group and approximately $9.5 million from the Enterprise group. Revenues were $34.5 million for the three months ended September 30, 2000, including approximately $33.6 million from the Small/Medium Business group and approximately $0.9 million from the Enterprise group. The decrease in Small/Medium Business group revenues resulted primarily from a significant decrease in our asset remarketing business as well as an overall decrease in advertising and enablement revenues. The increase in Enterprise group revenues resulted from an increase in software licensing and related services revenue, primarily from our Converge contracts.

     Our two largest sources of revenue during the three months ended September 30, 2001 were Microsoft and Converge. Revenues from Microsoft were approximately $17.2 million, or 54.1% of total revenue, for the three months ended September 30, 2001 and approximately $9.5 million, or 27.6% of total revenue, for the three months ended September 30, 2000. Revenues from Converge were approximately $9.0 million, or 28.2% of total revenue, for the three months ended September 30, 2001. There was no revenue from Converge during the three months ended September 30, 2000.

     At September 30, 2001 and December 31, 2000, we had deferred revenues of $53.5 million and $57.3 million, respectively. Our deferred revenue balance at September 30, 2001 is composed of approximately $36.3 million from the Small/Medium Business group, of which approximately $31.4 million relates to our commercial arrangements with Microsoft, and approximately $17.2 million from the Enterprise group, of which approximately $16.7 million relates to our agreements with Converge.

     Editorial and Operational Expenses. Editorial and operational expenses consist primarily of salaries and benefits of operating and editorial personnel, product costs (including costs of professional services provided to customers) and other related operating costs. Editorial and operational expenses were $7.2 million for the three months ended September 30, 2001 and $15.8 million for the three months ended September 30, 2000. Expenses decreased by:

     - $2.9 million for salaries and benefits;

     - $5.5 million for direct product costs, including costs of professional services provided to our customers; and

     - $0.2 million for other related operating costs.

     Decreases in salaries and benefits were primarily attributable to significant personnel reduction during 2001, especially related to our Small/Medium Business group. Although we had increased product costs related to professional services and consultants for the software business in 2001, there was a significant decrease in product costs due to a decline in the sales activity of our asset remarketing business. Our asset remarketing business, considered part of the Small/Medium Business group, under certain circumstances takes title to the goods being sold, therefore incurring direct product costs.

     Product Development Expenses. Product development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Product development expenses were $7.5 million for the three months ended September 30, 2001 and $9.3 million for the three months ended September 30, 2000. Expenses decreased by:

     - $0.7 million for salaries and benefits; and

     - $1.1 million for consulting expenses.

     This decrease in product development expenses resulted primarily from our efforts to reduce the use of external consultants and third party software providers in our development efforts. Product development is critical to attaining our goals; however, we do not expect significant increases in these costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising, and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $11.2 million for the three months ended September 30, 2001 and $20.9 million for the three months ended September 30, 2000. Expenses decreased by:

     - $2.9 million for salaries, commissions and benefits;

     - $5.7 million for advertising, including barter expense; and

     - $1.1 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     This decrease resulted primarily from our reduction of sales and marketing personnel, especially in relation to the Small/Medium Business group, and our overall cost cutting efforts, which reduced our marketing and advertising spend.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business and corporate development personnel, as well as support services and professional service fees. General and administrative expenses were $11.8 million for the three months ended September 30, 2001 and $19.5 million (including $1.5 million of deferred compensation expense) for the three months ended September 30, 2000. Expenses increased (decreased) by:

     - $(7.5) million for salaries and benefits;

     - $(0.6) million for professional fees;

     - $0.2 million for facility costs; and

     - $0.2 million for other general and administrative costs.

     This net decrease resulted primarily because personnel and related expenses in the third quarter of 2000 included bonus and stock compensation costs of approximately $5.5 million incurred for our former CEO, of which approximately $3.8 million was recorded as a reduction to expense in the fourth quarter of 2000 upon the former CEO's resignation.

     Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions and the amortization of deferred costs related to the warrants and Series A preferred stock issued to Microsoft. The amortization period for goodwill is 36 months, while the amortization period for other intangible assets ranges from 24 to 36 months. Amortization expense was $19.0 million and $42.1 million (including $1.1 million and $0.6 million of deferred cost amortization related to Microsoft) for the three months ended September 30, 2001 and September 30, 2000, respectively. Amortization expense decreased due to goodwill and other intangible asset impairments recorded in the second quarter of 2001.

     Restructuring and Asset Impairment Charges. During the three months ended September 30, 2001, we recorded a $15.0 million charge related to employee terminations, facility closures and asset write-downs (see Note 5 to our consolidated financial statements).

     Other Income and Expenses.  Other income (expense) includes the following:

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              -------   -----
                                                               (IN MILLIONS)
Write-down related to cost method and equity method
  investments(1)............................................  $(197.8)  $(1.0)
Equity in loss of affiliates................................     (0.5)   (1.1)
Other income (expense) items................................     (1.1)      -
                                                              -------   -----
                                                              $(199.4)  $(2.1)
                                                              =======   =====

---------------
(1) This write-down includes a $195.4 million impairment to our cost method investment in Converge (see Note 3 to our consolidated financial statements).

     Interest Income (Expense), Net. Interest income (expense), net includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest expense was $0.4 million (net of $0.7 million of income) for the three months ended September 30, 2001 and net interest income was $0.7 million (net of $0.8 million of expense), for the three months ended September 30, 2000. Interest income decreased as a result of a lower cash balance in 2001. We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period due to the amortization of our Ariba forward sale transaction cost and interest accrued on our put and call arrangement with BT (see Notes 1 and 8 to our consolidated financial statements).

     Preferred Stock Dividends. For the three months ended September 30, 2001, preferred stock dividends and accretion were approximately $1.9 million. As of September 30, 2001, cumulative dividends of $9.3 million have been earned by Microsoft, the holder of our Series A preferred stock. Through September 30, 2001, dividends of $7.7 million were paid to Microsoft through the issuance of additional shares of our Series A preferred stock. The remaining $1.6 million remains payable as of September 30, 2001. The dividends may be paid in cash, additional shares of Series A preferred stock or common stock, at our option.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     The following discussion and comparison regarding results of continuing operations does not reflect the results of Verticalnet Exchanges.

     Revenues. Revenues were $101.5 million for the nine months ended September 30, 2001, including approximately $73.6 million from the Small/Medium Business group and approximately $27.9 million from the Enterprise group. Revenues were $71.8 million for the nine months ended September 30, 2000, including approximately $70.0 million from the Small/Medium Business group and approximately $1.8 million from the Enterprise group. Although the Small/Medium Business group revenues remained fairly consistent year over year due to increased e-enablement revenues (storefronts, e-commerce centers and marketplace managers) from our Original and New Microsoft Agreements (see Note 4 to our consolidated financial statements), we have recently experienced a significant decline in new advertising and e-enablement revenues. Additionally, revenues from various horizontal businesses have declined, such as our education and training business, which was eliminated earlier this year as part of our cost reduction effort, as well as our asset remarketing business, which has experienced difficulty sustaining revenues in the current economic environment. The increase in the Enterprise group revenues resulted from an increase in software licensing and related services, primarily from our Converge contracts.

     Our two largest sources of revenue during the nine months ended September 30, 2001 were Microsoft and Converge. Revenues from Microsoft were approximately $45.7 million, or 45.0% of total revenue, for the nine months ended September 30, 2001 and approximately $18.0 million, or 25.1% of total revenue, for the nine months ended September 30, 2000. Revenues from Converge were approximately $23.7 million, or 23.4% of total revenue, for the nine months ended September 30, 2001. There was no revenue from Converge during the nine months ended September 30, 2000.

     At September 30, 2001 and December 31, 2000, we had deferred revenues of $53.5 million and $57.3 million, respectively. Our deferred revenue balance at September 30, 2001 is composed of approximately $36.3 million from the Small/Medium Business group, of which approximately $31.4 million relates to our Original and New Microsoft Agreements, and approximately $17.2 million from the Enterprise group, of which approximately $16.7 million relates to our agreements with Converge.

     Editorial and Operational Expenses. Editorial and operational expenses were $33.6 million for the nine months ended September 30, 2001 and $28.7 million for the nine months ended September 30, 2000. Expenses increased (decreased) by:

     - $(0.6) million for salaries and benefits;

     - $4.2 million for direct product costs, including costs of professional services provided to our customers; and

     - $1.3 million for other related operating costs.

     The net increase was primarily attributable to increased direct product costs especially in relation to increased professional services for our software customers.

     Product Development Expenses. Product development expenses were $24.1 million for the nine months ended September 30, 2001 and $22.4 million for the nine months ended September 30, 2000. Expenses increased (decreased) by:

     - $2.4 million for salaries and benefits; and

     - $(0.7) million for consulting and other related expenditures.

     This net increase in product development expenses resulted primarily from increased staffing during the first quarter of 2001. Staffing was subsequently reduced in our second and third quarter restructurings in order to eliminate redundant positions and streamline our development processes.

     Sales and Marketing Expenses. Sales and marketing expenses were $58.8 million for the nine months ended September 30, 2001 and $54.8 million for the nine months ended September 30, 2000. Expenses increased (decreased) by:

     - $(0.9) million for advertising, including barter expense;

     - $2.6 million for salaries, commissions and benefits; and

     - $2.3 million for other expenditures.

     This net increase resulted primarily from an increased number of sales and marketing personnel across our business units during the beginning of fiscal year 2001.

     General and Administrative Expenses. General and administrative expenses were $44.0 million for the nine months ended September 30, 2001 and $36.7 million (including $1.5 million of deferred compensation expense) for the nine months ended September 30, 2000. Expenses increased (decreased) by:

     - $(3.2) million for salaries and benefits;

     - $(1.3) million for professional fees;

     - $2.7 million for facility costs; and

     - $9.1 million for other general and administrative costs.

     This net increase resulted primarily from higher facility costs, including those incurred as a result of newly acquired businesses.

     Amortization Expense. Amortization expense was $108.1 million and $97.7 million (including $2.7 million and $1.1 million of deferred cost amortization related to Microsoft) for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase in amortization expense is primarily attributable to our acquisition of Tradeum in March 2000. Amortization expense is expected to decrease due to goodwill and other intangible asset impairments recorded in the second quarter of 2001.

     Restructuring and Asset Impairment Charges. During the nine months ended September 30, 2001, we recorded a $241.4 million charge related to employee terminations, facility closures and asset write-downs (see Note 5 to our consolidated financial statements).

     Other Income and Expenses.  Other income (expense) includes the following:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001       2000
                                                              -------    ------
                                                                (IN MILLIONS)
Net gain (loss) on investments(1)...........................  $  (2.2)   $ 79.9
Write-down related to cost method, equity method and
  available-for-sale investments(2).........................   (218.6)     (1.0)
Equity in loss of affiliates................................     (2.3)     (1.2)
Conversion payment to debtholders(3)........................        -     (11.2)
Other income (expense) items................................       .7         -
                                                              -------    ------
                                                              $(222.4)   $ 66.5
                                                              =======    ======

---------------
(1) We acquired $1.0 million of equity in Tradex Technologies Inc. ("Tradex") in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. ("Ariba") and we received 566,306 shares of Ariba, of which 64,310 shares were placed in escrow for one year subsequent to the transaction closing, in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain we recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex's favor, we will subsequently record an additional adjustment.

(2) This write-down includes a $195.4 million impairment to our cost method investment in Converge (see Note 3 to our consolidated financial statements).

(3) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to our debtholders.

     In-Process Research and Development Charge. In March 2000, we incurred a one-time in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum.

     Interest Income (Expense), Net. Net interest income was $0.6 million and $1.6 million (net of $2.9 million and $2.9 million of expense) for the nine months ended September 30, 2001 and 2000, respectively. Interest income decreased as a result of a lower cash balance in 2001. Interest expense decreased during the period due to the conversion of a portion of our outstanding convertible debt during April 2000.

     Preferred Stock Dividends. For the nine months ended September 30, 2001, preferred stock dividends and accretion were approximately $5.5 million. As of September 30, 2001, cumulative dividends of $9.3 million have been earned by Microsoft, the holder of our Series A preferred stock. Through September 30, 2001, dividends of $7.7 million were paid to Microsoft through the issuance of additional shares of our

Series A preferred stock. The remaining $1.6 million remains payable as of September 30, 2001. The dividends may be paid in cash, additional shares of Series A preferred stock or common stock, at our option.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our primary source of liquidity consisted of cash and cash equivalents. We intend to make the majority of such funds readily available for operating purposes. At September 30, 2001, we had cash and cash equivalents and short-term investments totaling $52.9 million, compared to $145.2 million at December 31, 2000. At September 30, 2001 we had negative working capital of $26.8 million.

     Net cash used in operating activities was $71.3 million for the nine months ended September 30, 2001. Net cash used in operating activities consisted of net operating losses and a decrease in accrued expenses and accounts payable, offset by decreases in accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2001. Cash from investing activities include $21.0 million for the sale and maturities of available-for-sale securities, $0.4 million for the sale of assets and $7.0 million for the release of previously restricted funds. Cash used in investing activities included capital expenditures and capitalized software costs of $14.7 million, acquisitions net of cash acquired of $24.6 million, and investments made in companies accounted for under the equity or cost method, net of cash received from liquidation, of $3.0 million. The capital expenditures consisted primarily of the purchase of office furniture, computer hardware and communications equipment. We have generally funded our capital expenditures through funds generated from operations and the use of capital leases and expect to continue to do so in the foreseeable future.

     Net cash provided by financing activities was $14.0 million for the nine months ended September 30, 2001. Net cash provided by financing activities consists of net proceeds from the issuance of common stock to Sumitomo of $15.0 million and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $1.1 million. Cash used in financing activities includes payments of $2.1 million made for capital leases. Due to current market conditions, proceeds from the exercise of employee stock options and stock purchase plan transactions are not expected to increase.

     In July 2000, we formed a Japanese joint venture, Verticalnet Japan, with Softbank E-commerce Corp. As of September 30, 2001, we have made contributions of approximately $3.6 million. Our remaining maximum funding obligation is approximately 400 million Yen (approximately $3.3 million as of September 30,
2001) to the joint venture through its first two years of operations.

     In June 2000, we formed Verticalnet Europe as a joint venture together with Internet Capital Group, Inc. and British Telecommunications, plc. ("BT"). Immediately following formation, we owned 56% of Verticalnet Europe, which operated industry marketplaces in the United Kingdom through one of its subsidiaries. By March 2001, we owned 90% of the entity through the purchase of the other partners' shares and Verticalnet Europe's redemption of a portion of its own shares. We also entered into a put and call agreement with BT whereby we can buy their remaining 10% interest in Verticalnet Europe at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. The fair value of the put and call price of approximately $14.0 million is included in other current liabilities on the consolidated balance sheet as of September 30, 2001. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable component of the price based on the LIBOR rate is accrued quarterly through the date the put or call is exercised.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some within the business-to-business e-commerce industry, have experienced difficulty in raising capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies operating in the Internet business-to-business e-commerce sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999 and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and valued based on the price of our common stock at that time. In the second quarter of fiscal 2001 we recorded a $155.0 million impairment charge to reduce goodwill and other intangible assets associated with our Tradeum acquisition to their estimated fair value. Additionally, we recorded a $47.1 million impairment charge in the second quarter of fiscal 2001 to write off goodwill and other intangible assets associated with various acquisitions related to our Small/Medium Business group, including approximately $20.6 million related to our acquisition of Verticalnet Europe. Although we took significant impairment charges in the second quarter of 2001, it is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material (see Note 5 to our consolidated financial statements).

     Although we have taken significant measures to reduce operating costs, we expect to continue using cash resources to fund operating losses, acquisitions, strategic investments, technologies and the infrastructure necessary to support our business initiatives. Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months, any projection of future long-term cash needs and cash flows are inherently subject to substantial uncertainty. To the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing or sell or eliminate some of our product lines. In the event that we seek to raise additional capital from the sale of additional equity or convertible debt securities, our shareholders would experience further dilution. Furthermore, these new securities may have rights, preferences and privileges senior to those of our existing common and preferred shareholders. In addition, we cannot be certain that additional financing will be available to us on favorable terms when required or if at all.

     The amended and restated subscription licensing agreement and maintenance and support agreement signed on October 9, 2001 with Converge provides for us to receive an aggregate of $22.0 million prior to May 2, 2002 under the amended and restated subscription license agreement and an additional $4.5 million during the term of the agreement which expires on March 30, 2003 for maintenance and support. Our receipt of the aggregate payments of $26.5 million under the amended and restated subscription licensing agreement and the maintenance and support agreement would replace all outstanding payments under the original subscription license agreement and professional services agreements, for which, as of September 30, 2001, we had received approximately $39.3 million of the $108.0 million (see Note 4 to our consolidated financial statements). Currently, a significant portion of our cash flow requirements will be met through these agreements with Converge. A failure by Converge to make all or part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) could have a material adverse effect on our business, financial condition and operating results. Under the New Microsoft Agreement signed on April 26, 2001, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products on their behalf through April 2002. The $40.0 million payment to us under the New Microsoft Agreement replaced the net cash flows of approximately $49.2 million in 2001 and $5.1 million in 2002 that we expected to receive under the Original Microsoft Agreement (net of cash payments that we were required to make to Microsoft) as previously reported in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements, is currently being discussed by the EITF. Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF's discussions on this issue. We do not anticipate changes in our historical accounting policies, however, there can be no assurance that the final consensus and guidance ultimately issued by the EITF on this issue will not impact us in the future.

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

     As of January 1, 2002, the adoption date of SFAS No. 142, any remaining unamortized goodwill and identifiable intangible assets will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangible assets was $105.4 million and $96.7 million for the nine months ended September 30, 2001 and 2000, respectively. Because of the extensive effort required to adopt SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     We plan to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

OUR LIMITED OPERATING HISTORY AND EVOLVING REVENUE MODEL MAKE IT DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS AND EVALUATE OUR FUTURE PROSPECTS.

     Our relatively limited operating history, together with our evolving revenue model and rapid changes in our target markets, makes predicting our future operating results and evaluating our future prospects very difficult. For the three months ended September 30, 2001, approximately 70% of our overall revenues were generated primarily from sales of storefronts, marketplace managers and advertising on our industry marketplaces. In the foreseeable future, we expect to continue generating a significant percentage of our overall revenues from these sources, while generating additional revenues from enterprise software licensing and related services. We may not be able to sustain our current revenues or generate additional revenues as expected. If we do not sustain our current revenues or generate additional revenues in each of our current revenue streams, our business, financial condition and operating results will suffer.

WE MAY NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO SERVICE OUR DEBT.

     As of September 30, 2001, we had approximately $22.4 million in long-term debt (including $21.7 million of our outstanding 5 1/4% convertible subordinated debentures due 2004). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS, WHICH WE MAY NOT BE ABLE TO RAISE OR, EVEN IF WE DO, COULD HAVE DILUTIVE AND OTHER NEGATIVE EFFECTS ON OUR SHAREHOLDERS.

     Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months, any projection of future long-term cash needs and cash flows are inherently subject to substantial uncertainty. There is no assurance that these resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

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

WE MAY NEVER GENERATE OPERATING PROFIT.

     As of September 30, 2001, our accumulated deficit was $1.0 billion. For the nine months ended September 30, 2001, we sustained a $639.7 million loss attributable to common shareholders (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

WE MAY NOT DEVELOP SIGNIFICANT REVENUES FROM ENTERPRISE SOFTWARE LICENSING AND RELATED SERVICES, WHICH COULD ADVERSELY AFFECT OUR FUTURE REVENUE GROWTH AND ABILITY TO ACHIEVE PROFITABILITY.

     One of the many challenges we face in growing future revenues and achieving profitability is successfully refocusing our efforts on developing, enhancing and promoting our enterprise software solutions and related services. If we do not generate significant additional revenues from enterprise software licensing and related services, our business, financial condition and operating results will be impaired. Our ability to generate additional revenues depends on the overall demand for enterprise software solutions and related services, as well as general economic and business conditions. Suppressed demand for software solutions and related services caused by a weakening economy may result in less revenue growth than expected or even a decline in revenues. We cannot offer any assurances that we will be able to develop, enhance or promote our enterprise software solutions and related services effectively, whether as a result of general economic conditions or otherwise.

IF WE CANNOT FURTHER REDUCE OUR EXPENSES, OUR OPERATING RESULTS WILL SUFFER.

     Our limited operating history and our evolving revenue model make it difficult to predict our future operating expenses. If we cannot further reduce our expenses, our operating results will suffer. Some of our expenses are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases. We have undertaken restructuring initiatives in the first, second and third quarters of 2001 in part to reduce operating expenses. These reductions in force may not sufficiently reduce our operating expenses to a level necessary to achieve an operating profit. In addition, we may not be successful in further identifying and eliminating redundancies within our business, or in streamlining our overall operations as necessary to reduce our expenses.

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

     - our ability to develop, introduce and bring to market new products and services, or enhancements to our existing products and services, on a timely basis;

     - the level of demand for our products and services; and

     - risks associated with past and future acquisitions.

     If we generate additional revenues from enterprise software licensing and related services as intended, our quarterly operating results will be substantially dependent on orders booked and shipped in that quarter. Any delay in the recognition of revenue for any of our license transactions could likewise cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels.

     In the course of our business, we may acquire securities of privately-held companies with whom we form strategic relationships. Our quarterly operating results may also fluctuate significantly due to accounting rules governing the treatment of these securities. Specifically, before the market value of these securities becomes readily determinable as a result of being tradable in a public market, they are carried on our consolidated balance sheet at cost. However, if these non-public securities become salable in the public market as a result of a transaction in which such securities are exchanged for public securities, accounting rules require us to record a non-operating gain or loss equal to the difference between our cost and the market value of the public securities received, regardless of whether we sell or retain the securities. Our holdings in public securities are then marked to market at the end of each quarter. If the market value of an equity security we own becomes readily determinable and we sell that security, we will realize a gain or loss on the transaction. These nonrecurring gains or losses may occur from time to time and could cause significant fluctuations in our quarterly results. Similarly, our quarterly results may also fluctuate if we determine that a decline in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities. During the nine months ended September 30, 2001, we recorded an aggregate of $218.6 million in impairment charges for other than temporary declines in the fair value of several of our cost method, equity method and available-for-sale investments, $195.4 million of which related to our investment in Converge.

IF OUR STRATEGIC RELATIONSHIP WITH CONVERGE DOES NOT PROVIDE THE BENEFITS WE EXPECT, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     If we are ultimately unable, for any reason, to realize the expected benefits from our strategic relationship with Converge, our business, financial condition and results of operations will be materially and adversely affected. We believe this relationship offers validation of our business strategy and opportunities to generate additional revenues in our enterprise software business. In particular, we believe the Converge relationship provides a concrete and visible example of the value of some of our software products. However, we may never generate significant additional revenues or realize any of the other benefits expected from this relationship. If we fail to enter into additional material software licensing transactions, our financial condition and operating results will be adversely affected.

     Currently, a significant portion of our future cash flow requirements are expected to be met through scheduled payments from Converge. A failure by Converge to make all or a part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) could have a material negative effect on our ability to meet our cash flow requirements.

WE ANTICIPATE LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR SOFTWARE
OFFERINGS.

     We anticipate our sales cycles for our enterprise software offerings to average approximately six to nine months. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

WE EXPECT TO RELY ON THIRD PARTIES TO IMPLEMENT OUR PRODUCTS.

     We expect to rely increasingly on third parties to implement our products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet our customers' implementation needs. A number of our competitors have significantly more well-established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

NEW VERSIONS AND RELEASES OF OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS.

     Our enterprise software products may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. Errors in new releases and new products after their introduction could result in delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and defects in new releases or new products after they are shipped or released.

OUR TARGET MARKETS ARE EVOLVING AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH WE MAY NOT BE ABLE TO KEEP PACE WITH.

     The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our marketplace products and enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our marketplace products and enterprise software products or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our industry marketplaces or enterprise software products, or if our improvements, enhancements, offerings or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third party technologies useful in our business, which we may not be able to do.

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

     Examples of increased competition we expect to face include the following:

     - Several companies offer competitive industry marketplaces and supplier enablement applications. Additional companies may offer competing industry marketplaces on a standalone or portfolio basis. Our Small/Medium Business group also competes for a share of a customer's advertising budget with online services and traditional offline media, such as print publications and trade associations.

     - Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers.

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

WE MAY NOT REALIZE ANY RETURN ON, AND MAY EVEN SUFFER A COMPLETE LOSS OF, OUR EQUITY INTERESTS IN CONVERGE AND OUR STRATEGIC PARTNERS.

     The sale of Verticalnet Exchanges to Converge in exchange for, among other things, equity in Converge made us the largest stockholder in Converge. In the quarter ended September 30, 2001, Converge undertook a strategic restructuring of its operations, which ultimately resulted in us taking a $195.4 million impairment charge to our investment in Converge. In addition to our equity ownership of Converge, we also have equity interests in other companies. We may never realize any return on our equity interests in Converge or these other entities. In fact, we may suffer a complete loss of these equity interests, which would materially and adversely affect our business, financial condition and operating results. Our ability to realize a return on any of these equity positions is far from certain, given that these companies have limited financial and other resources, yet are subject to many of the same risks and uncertainties that we face in our business, including limited operating histories, evolving revenue models and uncertain market acceptance of their products and services. Moreover, we are often unable to require terms and conditions related to equity interests in our strategic partners (e.g., board membership or observer rights) that are particularly favorable to us vis-a-vis other investors.

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

     - we may not be able to retain key employees from acquired companies or from our own company after the acquisition, and may face competition from employees that leave before or after an acquisition is complete;

     - to pay for acquisitions, we may be required to issue equity securities, which may be dilutive to existing shareholders, or we may be required to incur debt or spend cash, which would negatively impact our liquidity and could impair our ability to fund our operations;

     - we may not realize any return on our investment in the acquired companies and may even lose our entire investment and incur significant additional losses;

     - our share price could decline following market reaction to our acquisitions; and

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

     - acceptance of the Internet as a legitimate, effective and measurable medium for business advertising and e-commerce;

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

     For some of our customers, we provide extended payment terms over the length of the contract, rather than collecting the entire payment up front. To the extent that these amounts are not collected, our advertising revenues, bad debt expense and cash flows may be negatively impacted. We also have barter arrangements where we provide banner advertisements, storefronts and newsletter sponsorships to some of our customers in exchange for advertising on their Web sites or in their publications. If our barter arrangements do not continue, our advertising revenues may decline. For the nine months ended September 30, 2001, approximately $6.3 million, or 6.2%, of our reported revenue, was generated by barter advertising arrangements.

THE CONTENT ON OUR INDUSTRY MARKETPLACES MAY NOT ATTRACT A SIGNIFICANT NUMBER OF USERS WITH DEMOGRAPHIC CHARACTERISTICS VALUABLE TO ADVERTISERS.

     Our future success depends in part upon our ability to deliver compelling business content on our industry marketplaces that will attract a significant number of users with demographic characteristics valuable to advertisers. Our inability to deliver business content that attracts a loyal user base with demographic characteristics attractive to advertisers could impair our business, financial condition and operating results. We face the challenge of delivering content that is attractive to users in an environment characterized by rapidly changing user preferences, as well as the ease with which users can freely navigate and instantly switch among a large number of Web sites, many of which offer content that may be more attractive than ours. If we cannot consistently anticipate or respond quickly to changes in user preferences or distinguish our content from that offered on other Web sites, we may never attract a significant number of users with demographic characteristics that advertisers are seeking.

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

IF WE ARE UNABLE TO PROVIDE OUR SUPPLIERS, BUYERS AND USERS WITH NEW CUSTOMER LEADS, OUR INDUSTRY MARKETPLACE STRATEGY WILL NOT SUCCEED.

     To enable suppliers, buyers and users to obtain new customer leads through our industry marketplaces, we currently are responsible for loading suppliers' product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products and to update this information promptly when it changes. The actual loading of this product information in our database may be delayed, depending upon a number of factors, including the formatting of the data provided to us and our ability to further automate and expand our operations to load these data accurately in our product database.

     We are generally obligated under our supplier agreements to load and update product data into our database within a specified period of time following its delivery. While we intend to further automate the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may not be useful to our customers and users as a tool for new customer leads. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our database will always be accurate, complete and current, or comply with governmental regulations. Any resulting exposure to liability or decreased adoption and use of our industry marketplaces could reduce our revenues and therefore have a negative effect on our business, results of operations and financial condition.

WE MAY HAVE REDUCED STAFFING LEVELS TO LEVELS THAT ARE NOT ADEQUATE TO CONDUCT OUR BUSINESS.

     The number of our employees has declined significantly from December 31, 2000 to October 31, 2001, primarily as a result of reductions in force instituted to reduce operating expenses and to implement strategic changes in our business. Current staffing levels may not be sufficient to adequately meet our business requirements. We may incur additional expenses to hire consultants or increase staffing levels in the future. Fluctuations in staffing levels and use of consultants may have a negative effect on our business, results of operations and financial condition.

RISK OF FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS.

     The performance of our computer and communications hardware systems is critical to our business and reputation, as well as our ability to provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Any system interruptions that cause our industry marketplaces to be unavailable may reduce their attractiveness to users, buyers and suppliers and could impair our business, financial condition and operating results.

OUR INTERESTS MAY CONFLICT WITH THOSE OF INTERNET CAPITAL GROUP, OUR LARGEST SHAREHOLDER, WHICH MAY AFFECT OUR BUSINESS STRATEGY AND OPERATIONS NEGATIVELY.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At November 1, 2001, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 25.5%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group for Internet-related opportunities as it seeks to expand its number of business-to-business assets, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

     Additionally, to avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities and have a representative on our board of directors. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% in order to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders.

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

     - buyers may be unwilling to shift their purchasing to online solutions;

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

     Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. As of November 1, 2001, we own and use 16 trademarks registered with the United States Patent and Trademark Office ("PTO"). Additionally, we have 28 applications for registration of various trademarks pending with the PTO. We have 10 state trademark registrations. Outside of the United States, as of November 1, 2001, we own and use 6 trademarks registered with various foreign patent and trademark offices. Likewise, as of November 1, 2001, we have 12 patent applications pending with the PTO and 6 international applications pending. Additionally, we own 1485 tLD domain names and 124 ccTLD/gTLD domain names. Lastly, as of November 1, 2001, we have 56 copyrights registered with the Library of Congress ("LOC") and 19 applications for registration of various copyrights pending with the LOC.

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

     As of November 1, 2001, the holders of up to approximately 27,353,408 shares of common stock, warrants to purchase 2,127,038 shares of common stock and 107,675 shares of Series A preferred stock, which are convertible into approximately 1,239,428 shares of common stock, have demand and/or piggyback registration rights. Under the terms of the Series A preferred stock, we may elect to pay the dividends payable thereunder by issuing shares of Series A preferred stock or shares of common stock, rather than paying cash dividends. As of September 30, 2001, cumulative dividends of $9.3 million had been earned by the holder of our Series A preferred stock, of which $7.7 million were paid in the form of additional shares of Series A preferred stock and the remainder of which are accrued and remain payable. The shares of common stock underlying any dividended shares of Series A preferred stock and any dividended shares of common stock are also subject to demand and piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock.

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

     Interest Rate Risk. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of September 30, 2001, our portfolio of investments included $52.6 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the nine months ended September 30, 2001 would have decreased by less than $0.4 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of September 30, 2001 we hold cost method investments of approximately $23.6 million, of which our Converge investment is $19.6 million. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2001, we recorded $206.2 million of impairment charges for other than temporary declines in the fair value of several of our cost method investments. Approximately $195.4 million of the impairment charge was related to a third quarter write-down of our Converge investment. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of September 30, 2001, the fair market value of these investments included in short-term and long-term investments was $1.1 million.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 12, 2001, a class action lawsuit was filed against the Company and several of its officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3.5 million shares of Verticalnet common stock in February
1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares in the Company at progressively higher prices after the IPO. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose in the Prospectus and the Registration Statement the existence of these purported excessive commissions and laddering agreements.

     After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; and Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages."

     Verticalnet has retained counsel and intends to vigorously defend itself in connection with the allegations raised in the CJA Action and the other complaints. In addition, Verticalnet intends to enforce its indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

     On August 13, 2001, a lawsuit was filed against the Company in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc. v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with the Company's acquisition of R.W. Electronics, Inc. in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them even more successful and profitable. As a result of the alleged failure to use this technology, plaintiffs claim they only received $43.0 million on the sale of R.W. Electronics, rather than the $78.0 million that they claim they were entitled to.

     The Company has retained counsel to defend against the lawsuit and filed a motion to dismiss the action on October 12, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) During the quarter ended September 30, 2001, we issued the following unregistered securities pursuant to the following transaction:

          (i) On September 10, 2001 we paid quarterly dividend payments totaling $1.6 million to the holder of our Series A preferred stock in the form of 1,591 shares of our Series A preferred stock.

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

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) None.

     (b) As of September 30, 2001, cumulative dividends of $1.6 million had been earned by, but not yet paid to, the holder of our Series A preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on November 14, 2001.

                                          VERTICALNET, INC.

                                          By: /s/   MICHAEL J. HAGAN
                                            ------------------------------------
                                                      Michael J. Hagan
                                               President and Chief Executive
                                                           Officer

                                          By: /s/     DAVID KOSTMAN
                                            ------------------------------------
                                                       David Kostman
                                                Chief Financial Officer and
                                                  Chief Operating Officer