Form 10-K405
period 2001-12-31
VERTICALNET INC
filed 2002-04-01
CIK 1043946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
      (STATE OF INCORPORATION)                      (I.R.S. ID)

                           300 CHESTER FIELD PARKWAY
                          MALVERN, PENNSYLVANIA 19355
                                 (610) 240-0600
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $70,486,742.

     The number of shares outstanding of the registrant's common stock as of March 15, 2002 was 115,224,458.
                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in June 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
Cautionary Statement Regarding Forward-Looking Statements.............   ii
Informational Note Regarding Prior Stock Splits.......................   ii
                                   PART I
ITEM 1.   Business....................................................    1
ITEM 2.   Properties..................................................   15
ITEM 3.   Legal Proceedings...........................................   15
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   17
                                  PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
ITEM 6.   Selected Financial Data.....................................   18
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
          Factors Affecting our Business Condition....................   38
ITEM 7a.  Quantitative and Qualitative Disclosure About Market Risk...   46
ITEM 8.   Financial Statements and Supplementary Data.................   48
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   91
                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   91
ITEM 11.  Executive Compensation......................................   91
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   91
ITEM 13.  Certain Relationships and Related Transactions..............   91
                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   92
Signatures............................................................   95

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as "may," "might," "will," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "plan to," "believe," "continue," "intend," "expect" and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of our products; the strategies underlying our business objectives; the benefits to our customers and their trading partners of our products; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition and operating results.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; the timing and terms of any sale of our SMB unit; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

     We are a leading provider of collaborative supply chain solutions that enable companies, and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform. With our completion of the acquisition of Atlas Commerce in December 2001 and the February 2002 announcement of our decision to sell our Small/Medium Business ("SMB") unit that operates and manages the 59 industry-specific on-line marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Company Overview" for a discussion of the significant changes in our business in 2001.

COMPANY OVERVIEW

Collaborative Supply Chain Solutions

     Our collaborative supply chain solutions enable companies and their entire network of business partners to reap the benefits of working together and sharing information. Verticalnet(TM) Strategic Sourcing, Collaborative Planning, and Order Management enable supply- and demand-chain partners to communicate, collaborate and conduct commerce more effectively and efficiently on a global scale.

     A collaborative supply chain is composed of a company and its customers, distributors, contract manufacturers and multiple tiers of suppliers, all securely connected to enable the rapid sharing of important, time-sensitive information about demand, supply, inventory and orders, and the sharing of workflow across the entire network of business partners to improve business performance.

  Verticalnet(TM) Strategic Sourcing

     Our strategic sourcing solution helps an enterprise analyze all of its purchasing -- across disparate divisions, locations and information systems. Our software highlights areas where companies can save money and also helps them identify and negotiate with suppliers. Additionally, our strategic sourcing solution enables our customers to measure and report on supplier performance, savings and other pertinent aspects of the sourcing process. Companies that implement our strategic sourcing solution can save on direct and indirect materials purchases.

  Verticalnet(TM) Collaborative Planning

     Our collaborative planning solution communicates changes in market demand throughout the supply chain on a real-time basis, increasing information visibility and velocity across multiple layers of the supply chain. Instead of waiting weeks for information to flow through multiple planning systems, supply chain partners receive and can react to changes immediately, revising production plans and coordinating with their suppliers to optimize production and customer service. Everyone within an extended supply chain has access to timely, relevant, critical information. Traditionally, organizations deal with stagnant information by holding excess inventory. Our collaborative planning solution gives companies and their suppliers access to accurate and timely information that they can use to reduce excess inventory levels.

  Verticalnet(TM) Order Management

     Our order management solution enables companies to ensure that the right amount of the right products and materials gets to the right place at the right time by optimizing complex, global supply chain processes such as outsourced manufacturing, vendor-managed inventory, and multi-currency, multi-company order management. Our order management software can help companies improve the time it takes to fill their orders and reduce the cost of their order processing and materials.

Competitive Advantage

     Over the past several years, we have developed a suite of integrated, multi-enterprise software applications that co-exist with the existing information technology (IT) infrastructures of our customers. The technology behind this suite of applications, our eXtended Enterprise Management Foundation, allows us to offer solutions that we believe are more effective, as well as faster and easier to implement than those of our competitors. Our entire suite of collaborative supply chain applications operates in a non-intrusive layer above a company's IT infrastructures, and takes advantage of that infrastructure, unlike other solutions that require a company to replace their existing technology or make extensive system modifications.

     We believe our solutions provide the following benefits:

     Multi-enterprise:

     - Extensive sharing of data and business processes among and across businesses.

     - Inexpensive integration through the Internet -- no software is required for trading partners. Our system is available throughout the world using a standard web browser.

     Non-intrusive:

     - Our software extends the value of a company's existing supply chain and enterprise resource planning systems to include supply chain trading partners. Our non-invasive solutions help businesses achieve the full value they may not have been able to achieve using their existing systems, without disrupting the current systems.

     Secure and Scalable:

     - Scalable technology, which a customer has used to connect over 10,000 of its buyers and suppliers at one time.

     - Built-in security rules ensure that information is seen only by the trading partners who are supposed to have access to it, and in the right format, language and currency.

     Fast:

     - Implementation of our software ranges from 3 to 6 months.

     - With rapid implementation our solutions can provide a more rapid return on the investment in our software.

Value Proposition

     Our solutions should deliver measurable, sustainable value to our customers. We believe our applications improve both our customers' financial performance and the customer satisfaction for our customers and their trading partners in their business transactions:

     Income Statement:

     - Revenues can increase because of a better inventory in-stock position and faster response to demand changes.

     - Costs of goods sold can decrease because of more effective purchasing and reduced inventory obsolescence write-offs due to better supply planning.

     - General and administrative costs can decrease because of increased automation, reduction in planning and order cycle-times, and a reduction in planning and order errors.

     - Interest and financing costs can decrease because of reductions in capital needed to finance excess inventory and buffer stocks.

     Balance Sheet:

     - Inventory can decrease because of better ability to see anticipated demand, allowing for direct reductions in buffer stocks. Greater visibility spans the entire supply chain, which can provide better supply and demand collaboration and reduced supplier lead times.

     Customer Satisfaction:

     - Customer satisfaction can increase due to higher order-fill rates, on-time deliveries and a reliable supplier base.

OUR SOLUTIONS

     We offer three collaborative supply chain solutions: strategic sourcing, collaborative planning and order management. We have designed each one to address a specific set of supply chain challenges. All three applications are architected on our eXtended Enterprise Management Foundation.

Strategic Sourcing Solution

  Overview

     Verticalnet(TM) Strategic Sourcing provides an enterprise with the ability to see where and how spending occurs across its entire enterprise. Our software extracts this information from a customer's disparate divisions and different information systems. Our solution provides this visibility to customers on a real-time basis, without costly modifications to their existing technology systems and business processes.

     Our solution has easy-to-use analytical reports, charts, and graphs to make it simple for procurement and financial professionals to aggregate spend across divisions, suppliers, and locations. We also deliver on-line sourcing mechanisms that help an enterprise complete faster sourcing cycles among broader sets of suppliers to increase competition for selecting suppliers, to analyze bids and to negotiate contracts. Finally, our software helps customers manage the performance of their supplier base and procurement organization so they can manage the performance of their suppliers and manage contracts to realize their full value.

     We offer a full suite of strategic sourcing capabilities. We believe that offering a full suite separates us from solutions targeted at a narrow sourcing problem or a single division. We offer strategic sourcing that serves as a starting point for enhancing the value of the collaborative supply chain. We believe there are two differences that set us apart from other competitors offering strategic sourcing solutions:

     - We provide cross-enterprise views of both spending activity and supplier activity, pulling data from disparate systems and normalizing this data on an as needed basis. This allows a customer to identify the best opportunities for sourcing and to monitor its supplier management processes.

     - We enable suppliers to quickly and seamlessly connect to a trading community for sourcing events. This improves our customer's flexibility to include different suppliers and decreases difficulties that suppliers may have in participating. Where other solutions require a predefined supplier set for each sourced category, our technology allows easy integration and flexible supplier involvement.

     Our applications enable the customer to approach the strategic sourcing process in three steps, designed to bring them continuous improvement through better sourcing decisions and more proactive sourcing behavior:

     - Identify savings, through our spend management solution

     - Realize savings, through our sourcing events solutions

     - Maintain savings, through our spend management solution

  Identify Savings

     Our software enables procurement professionals and executives to see and analyze spend information across the entire enterprise. Verticalnet(TM) Spend Management aggregates and normalizes spend information from multiple systems -- allowing robust spend analysis without disrupting a customer's existing information technology infrastructure. We believe the benefits of this application include the following:

     - A single view of spend activities across the entire enterprise

     - On-demand access to timely spend data -- providing new cost structure insights, and enabling faster, more efficient sourcing cycles

     - Rapid identification of time sensitive cost savings opportunities

     - Ability to monitor supplier price/cost performance

     - Ability to maintain divisional data integrity (naming conventions, stock keeping unit numbering) while gaining enterprise visibility

     - No changes to existing enterprise resource planning and/or legacy systems

     Verticalnet(TM) Spend Management provides the insight and analytics to measure ongoing purchasing behavior, resulting in optimized sourcing decisions.

     We include reporting and analytical capabilities with our spend management solution. This provides our customers with the ability to see where and how they are spending throughout the world, identify supply management problems, highlight opportunities to reduce costs, support supplier negotiations, monitor savings, and measure supply management effectiveness.

  Realize Savings

     We developed Verticalnet(TM) Sourcing Events to help customers realize savings by automating their sourcing business processes and providing most of their sourcing alternatives, from auctions and catalogs to sophisticated online negotiations among multiple parties. These include: request for information
(RFI), requests for quotation (RFQ), request for proposal (RFP), auction, structured negotiations, bid analysis, and contract awarding. We support sourcing processes for indirect goods, direct materials, and finished goods. Our customers can create value by effectively communicating requirements to potential suppliers, then negotiating the best strategic terms to minimize total costs.

     Our software offers the ability for our customer's authorized suppliers to gain visibility into any request for quotation or sourcing, even for products that they may not currently be selling to the company. Our technology enables seamless management of suppliers in a sourcing community, allowing for any qualified supplier to participate in any sourcing event. We believe this increases the speed with which sourcing events can be completed, and leads to participation by a greater number of potential suppliers, which delivers significant potential cost savings for our customers.

  Maintain Savings

     After sourcing cycles are complete, Verticalnet(TM) Spend Management helps a customer's organization monitor and manage the performance of its supplier base. Spend management features include supplier scorecards and contract management. Our flexible supplier scorecard solution allows a customer to collect supplier performance information from disparate enterprise systems and create scorecards to measure supplier performance. Supplier scorecards include company-specific performance criteria, such as pricing, service levels, quality, and on-time shipments. Supplier scorecards also include weightings for each criterion, resulting in an overall supplier rating. A customer can also track supplier performance against historical data to examine trends in supplier performance.

     Our collaborative capabilities allow suppliers to log in over the Internet on a standard web browser and view their own scorecard information as allowed by their authorized profile. This benefits our customer by facilitating corrective action planning for under-performing suppliers and improving overall service levels. Supplier performance ratings become part of the sourcing process, aiding supplier selection and negotiation for future sourcing cycles. Verticalnet(TM) Spend Management can help our customers continue to maintain the savings they generate through the sourcing cycle and foster better relationships with their supplier community.

Collaborative Planning Solution

     Verticalnet(TM) Collaborative Planning enables an enterprise to share sensitive information on a secure and confidential basis with trading partners and other strategic partners in its supply chain. The enterprise has the ability to control which trading partners see what information, down to detailed levels of data. It also helps an enterprise work more effectively with its trading partners through the sharing of:

     - Real time demand data

     - Demand forecasts

     - Schedules

     - Inventory plans

     - Inventory positions

     - Production plans

     We designed Verticalnet(TM) Collaborative Planning for enterprises that recognize the need to shift their focus from internal planning and demand forecasting to collaborative planning and improved response to actual changes in their customer demand. Our solution enables signals of changes in demand to move quickly back through the supply chain. An enterprise can use the demand plans collected from its customers to create supply plans with the enterprise's vendors and contract manufacturers. This collaborative planning allows the enterprise to reduce both its raw materials and its finished goods inventories and eliminate stock-outs that can cause lost sales and costly production delays.

     Our collaborative planning solution helps an enterprise reconcile supply with demand, enabling collaboration with among its customers, distribution partners, logistics providers, contract manufacturers, suppliers and suppliers' suppliers to ensure that plans and schedules are aligned across the complex set of relationships that comprise the supply chain.

     Under current supply chain models, there is often a delay of 4-8 weeks, or more, between the time a retailer can accurately forecast demand for a product, and the time that suppliers are able to respond to that demand. While the demand information sits in the retailer's corporate headquarters or in an OEM's production planning system, raw materials and component suppliers are forced to hold excess inventory or risk stock-outs. This results in higher demand volatility for suppliers further up the supply chain. The inability of an enterprise and its suppliers to see demand signals, understand them, and rapidly adapt production plans can result in problems including: excess inventory and product obsolescence, shortages and lost sales, misallocation of production facilities, inability to plan material costs, sub-scale purchasing of raw materials, decreased customer satisfaction, and increased delivery costs.

     When an enterprise uses our solution to collaborate with its trading partners, we believe that our customers and their supply chain partners can realize the following kinds of benefits:

     - Our customer's suppliers receive real-time insight into the demand that our customer's distribution channels are facing, rather than experiencing a delay of several weeks for data to move through multiple planning cycles. This allows the suppliers to maximize their production resources.

     - Our customer receives supply commitments for changes in demand, and automatically rebalances its production and customer delivery schedules. Communication of production and delivery schedule revisions are routed to all effected parties automatically through the application.

     - Retailers increase their ability to rapidly respond to market shifts, improving sell-through of products and reducing stock-outs, leading to increased revenue from sales that would have been lost.

     - Our customer sells more of its available product, increasing revenue while improving the satisfaction of its retail customer.

     - The retailer gains improved visibility into the availability of the products it purchases from our customer, and can plan its sales and promotion strategy accordingly. The retailer also may be more likely to increase business with our customer because of our customer's ability to help the retailer meet its demand forecasts.

     - Our customer may also increase sales because of a competitor's failure to meet product demand. Our customer keeps fill rates up, due to its ability to mitigate capacity constraints.

Order Management Solution

     Verticalnet(TM) Order Management enables an enterprise to improve its ordering process so that the right amount of the right products and materials gets to the right place at the right time. When our customer receives an order for its products, our order management software automatically routes the order to the appropriate members of the extended supply chain. This gives suppliers, and suppliers' suppliers, advance notice of orders. When parties change orders, our software lets suppliers approve or reject changes on-line, avoiding standard change-order process delays. This same process occurs for inventory tracking notices and invoices. Our solution can reduce or eliminate the reams of paper documents shuttling back and forth between customers, suppliers, and suppliers' suppliers.

     Our solution gives an enterprise the ability to send documents -- purchase orders, invoice information, or inventory tracking notices -- to the right trading partners in real-time, which can cut weeks out of the ordering process. Our software can automatically segment orders that impact multiple suppliers, with each supplier only receiving and having visibility to the information relating to its products or services.

     The traditional process of passing order information from customers to suppliers is slow and manual -- causing long response times and significant manpower activity, even in an uncomplicated supply chain. For example, when a customer sends a purchase order, the sales staff likely converts the purchase order into a sales order. If the order contains items that are provided by a contract manufacturer or key supplier, the purchasing department will then cut a purchase order, which is converted to a sales order by the supplier, and so on, and so on up the supply chain. Often the time lag from customer order to the second-tier supplier can be as long as 4-8 weeks. Our order management solution can significantly reduce this time lag because order information is routed automatically throughout the supply chain.

     As supply chains become increasingly complex, businesses must work with multiple tiers of suppliers, contract manufacturers, and distribution and logistics partners. Businesses continue to implement more complicated supply chain strategies to improve their supply chain efficiency, such as multi-channel selling, outsourced packaging and manufacturing, and vendor-managed inventory. This leads to increased difficulty and complexity for enterprises in managing orders, logistics, and financial cash flows. Increasing supply chain complexity leads to several business challenges including the need to manage inventory at each tier of the supply chain, the challenge of lost purchasing power due to outsourcing, and the difficulty of tracking orders and goods as they move across the supply chain.

     We believe our order management software is particularly suited for complex supply chains. Our solution helps our customers obtain the optimum benefit from their supply chain strategies. Our solution can improve visibility into the process of moving orders, materials, and financial settlements among the multiple parties in the extended supply chain. We expect that increased visibility throughout the supply chain allows all parties to achieve the following benefits:

     - Reduced inventory cycle time -- key suppliers can see and respond to orders that pertain to them as they are entered, rather than waiting until the order works its way through the chain

     - Reduced inventory levels -- safety stock and buffers can be reduced at every step in the supply chain due to the velocity and response enabled by order management

     - Reduced costs by leveraging the purchase volumes of key suppliers

     - Better visibility and coordination with outsourced production and logistics providers

     - Reduced supply chain complexity -- save time and paperwork from automated activities

     - Increased customer fill rate -- leading to customer satisfaction

     The use of offshore and contract manufacturing has strategic and cost benefits, but has also resulted in a loss of control in managing cross-enterprise business processes and critical supply and demand information. Our solution helps our customers give their manufacturers immediate insight into orders, gain full visibility into outbound logistics, and manage the integrated, multi-party financial settlement process that has become more and more complex -- driving up costs and driving down both system flexibility and customer service. Our order management software turns the fragmented supply chain into a "virtual enterprise," enabling our customers to manage these complex relationships through a multi-lingual, multi-currency solution.

Services Solutions

     We offer a full complement of consulting, integration, training and customer support services. Our team is committed to delivering a quick and efficient implementation with seamless integration and a smooth operation so that our customers can achieve their targeted return on investment.

  Consulting and Integration Services

     Consulting and integration services help customers plan, implement and manage our software so they achieve their business objectives. At the heart of our consulting services are straightforward processes and tools that make software implementations smooth and efficient. The methodology approaches implementation in well-defined, manageable phases -- rolling out categories, suppliers and customers over discrete intervals and targets the first actual customer transaction generally in less than 90 days.

     Our project teams are experienced at building and implementing private exchanges for Global 2000 companies. Our teams are focused with clearly defined goals, roles and responsibilities. Members of our customer team typically include:

     - Account director -- The person ultimately responsible for the success of the consulting relationship. This person works with customers to define goals and assemble resources.

     - Project manager -- The person responsible for the success of the implementation project. This person develops the implementation plan, guides the team through each step of the implementation process and regularly measures progress against business goals, providing continuous feedback and communication to the customer throughout the project term.

     - Business consultants -- The people responsible for defining functional requirements and mapping the software to the customer's business processes.

     - Design consultant -- The person responsible for branding the software and developing custom reports.

     - Technical consultants -- The people responsible for mapping the technical architecture, establishing production, test and development environments, performing software customization where required, installing the software and integrating external systems.

     Our project teams are flexible. Customers may choose to use our consulting services exclusively, or use our services with their own internal resources or in association with our network of systems integration and consulting partners. Our partners are trained and certified on our products. They provide consulting, design, and installation services to ensure that all parts of the solution are seamlessly integrated into a scalable, well-performing system. Our consulting partners include KPMG Consulting, Inc., Arthur Andersen Business Consulting KB, Cap Gemini Ernst & Young, Deloitte Consulting, and PWC Consulting.

  Training

     Our training services help organizations develop the knowledge and skills required to successfully deploy, maintain and use our products. Participants engage in discussions, work on projects and gain hands-on experience using our software. We tailor our training to meet the needs of the customer. We can deliver training in a variety of formats, including:

    - Pre-designed courses                           - Self-directed training
    - On-site instructor-led training                - Train-the-trainer instruction
    - Computer-based training

  Customer Support

     Our customer support services provide all the information, tools and assistance customers need, including support representatives to respond to service requests ranging from simple technical inquiries to mission critical problems. We provide customer support 24 hours a day, 7 days a week, 365 days a year.

OUR TECHNOLOGY

eXtended Enterprise Management Foundation

     All our applications are powered by our patent-pending eXtended Enterprise Management Foundation technology that enables collaboration among companies and across the supply chain. Our foundation operates in a non-intrusive layer above a company's existing enterprise resource planning and enterprise systems. We designed our technology to leverage and drive additional return on a company's existing information technology investments.

     Our technology offers capabilities and functionality not available from software vendors that focus on the enterprise's own systems and operations.

     Companies have made significant investments in enterprise resource planning
(ERP) systems to link demand from sales offices with inventory in distribution centers and manufacturing orders and purchase orders in the plants, all within the enterprise. However, as companies have extended their supply chains and networks of trading partners outside the enterprise, an enterprise-centric solution alone cannot provide the efficient supply chain integration required. While ERP systems provide visibility and process automation within the enterprise, they were not designed to integrate a company's extended enterprise, which often contains hundreds, if not thousands, of other companies. In developing our collaborative supply chain solutions, we set the following goals:

     - Provide visibility into critical business information for the network of businesses that make up the extended enterprise

     - Enable automated multi-enterprise business processes to reduce the costs of supply chain functions such as sourcing, planning and order management

     To meet those goals, we designed our collaborative supply chain solutions on a technology foundation that overlays and leverages, our customers' existing enterprise systems for multi-enterprise business relationships.

Our technology is comprised of business and technical components described below that form the base for our collaborative supply chain solutions.

     Security and relationship management form the core of our Extended Enterprise Management Foundation. Our applications contain robust capabilities designed so extended enterprises can maintain their private relationships with their trading partners.

     Our foundation also does not discriminate between buyers and sellers but defines all participants as members, enabling shifts in role definition depending on the authorized relationship. All businesses are members of our customers' collaborative supply chain. Companies participating in an extended supply chain have certain relationships with many others in the chain -- they buy from some, sell to others, and have no relationship at all with many more. Traditional enterprise systems create redundancy and limit flexibility by only registering companies as either a buyer or a seller. Through controlled access, all trading partners can use the system to source, sell, plan, and analyze.

     Our foundation provides security and confidentiality for the external trading partners that are incorporated into a company's collaborative supply chain. Traditional enterprise systems provide some security, but cannot handle the complexity of multi-enterprise access without significant modifications. We developed our technology to provide the security that confidential business information is only viewable by those companies that are authorized to do so.

Member Enablement

     We designed our patent pending solutions to support multiple ways for a company and its trading partners to connect their internal systems. In a multi-enterprise world, the technology challenge is to connect thousands of companies with different ERP systems, data formats and communication protocols. Our technology features connectors that handle industry standard data formats and communication protocols to integrate with back-end applications. Trading partners can connect through an Internet connection, XML connection, EDI, email, fax, pager, or custom services. Our foundation also includes a library of industry standard transaction sets designed to support integration of trading partners' systems with minimal effort.

     Our solution does not force a customer to impose expensive and time-consuming standardization among trading partners. Business partners need to maintain their own data on product, price, order, inventory, and planning and provide restricted access to this data. For typical ERP systems, segregating the data appropriately involves a manual, redundant and costly effort. With our technology, trading partners can continue using their own approaches for categorization, product identification and specification. Our solution utilizes a patent pending rules-based ontology system to help automate the process of bringing together disparate, multi-company data on a regular basis. Our solution results in a normalized, cross-referenced database that allows each organization to view information in the terms to which they are accustomed. This approach minimizes the internal changes required for each trading partner and speeds up the overall adoption process.

Business Process Management

     Our software is designed so that trading partners require no software to connect to our customers through the Internet. By automating business processes, more trading partners are able to easily participate across the full breath of the solution. When action is required, such as updating a plan or committing to a forecast, the trading partner moves directly from their email into the system to complete the required action.

     Our technology allows trading partners to control the level of communications they receive, how they receive them, and exactly who has access to them. Some enterprise-centric systems send out email communications to trading partners to signify events, such as changes in manufacturing plans, but these communications often do not meet the trading partner's requirements.

     Our solution has a powerful patent pending rules-based transaction processing engine that can dynamically route documents, update documents, create new documents and process workflow events without human intervention. Many systems rely on human action to move from step to step, resulting in information moving slowly through the supply chain. Our technology automatically generates information among trading partners.

This machine-to-machine communication can reduce administrative costs, reduce inventory cycle times and eliminate human error for processes that follow standard business rules.

Catalog Management

     Using our solutions, companies throughout the supply chain can maintain catalogs in their own format, with their own hierarchy structure and numbering system. While some businesses use the standard UNSPSC system to categorize their products, most companies use some form of their own product hierarchies, product numbering systems and supplier identification scheme. We offer simple, patent pending mapping tools that allow a business in the supply chain to maintain its catalog data in its own format, yet that information can be viewed by other businesses in the supply chain in their own formats. We believe this permits greater trading partner participation than enterprise-centric systems. When connecting to an extended enterprise, or a customer's e-procurement system under an enterprise-centric system, the trading partner will have to conform to standards that are not their own. This may require significant time and investment or force the trading partner not to participate.

Contracts and Pricing Management

     Our contracts and pricing management capabilities are flexible. We designed them for multi-entity use because businesses with multiple divisions, locations and disparate enterprise systems have difficulty leveraging national or global contracts with suppliers or customers, because of differences in freight, taxes, currency, discounts and rebates. For example, if our customer negotiated a national contract with a supplier, but freight calculations are different for locations in Alaska and Hawaii, our foundation treats this as a single contact with exceptions for ship-to locations in Alaska and Hawaii. Most enterprise-centric systems require a business to set up individual contracts for these locations, increasing complexity, and diluting some of the benefits of a national contract.

Analytical Services

     We offer patent pending analytical tools and scorecards built on our extended enterprise management foundation. Our customers' management teams use analytical tools and reports to measure and control their businesses. In a multi-enterprise world, there are few tools that allow multiple companies to work together and set joint targets, measure performance, share reports and scorecards with trading partners, and develop improvement plans. Our solution provides tools that can be viewed by multiple enterprises -- with security built in -- so that each company only sees what it is supposed to see. For example, a company may create a scorecard to measure the accuracy of its planning processes. Each of it customers and suppliers would have access to that scorecard, but only be able to see their own performance.

Application Services

     We designed our application services to address the difficulty inherent in collaborative supply chains where each trading partner needs to access the same system and the same information in different languages simultaneously. Our solution allows the co-existence of synchronized, multi-language environments around the world on a single system. We use individual user profiles to identify which language each user sees. Most solutions that support multiple languages can support only one language on the system at a time. Our solution also supports different date formats and allows trading partners to utilize their own planning horizons on shared plans.

     Converting pounds to kilograms is not an issue for most systems, however, in a collaborative supply chain, each partner may have different unit of measure definitions for the same product, depending on how each partner manages their business. For example, a case of product at a manufacturer may be split into smaller cases at a distributor, resulting in a very different meaning for the product. Our solution supports not only standard conversion approaches, but also company-product specific unit-of-measure conversion calculations, which is necessary in supporting multi-company sourcing, planning, and ordering processes.

Platforms

     We believe our solutions are highly scalable due to the separation of various layers. Our solution has supported 1,200 buyers completing more than $1 billion in transactions with over 12,000 suppliers. We designed the architecture of our solutions to be available to a customer's supply chain trading partners completely over the Internet. No software is required for trading partners because they can access the extended enterprise through the Internet. We believe this can significantly lower the cost of their participation and their maintenance costs.

     The operating system for our software is based upon standard open technologies, allowing our solution to be deliverable on both Microsoft and Unix based platforms.

     Our product architecture has the following features:

     - Web Server: Our software uses standard HTTP(S) communication at the web server level. The user interface is HTML delivered in a JSP framework.

     - Application Server: Our software is developed based upon J2EE specifications and utilizes industry leading application server technologies.

     - Database Server: Our software leverages standard connectivity methods for data interaction including database connection pooling and JDBC.

     - Middleware: Our software uses standard middleware processes for high-transaction communication environments. Our software uses the JMS standard for communicating with middleware solutions.

SALES AND MARKETING

     Our sales operation headquarters are in Malvern, PA. Our direct sales organization focuses on licensing our collaborative supply chain solutions to large, multi-national enterprises, as well as to mid-sized enterprises with complex supply chain issues. Account executives have deep experience in enterprise software sales, including sales experience from SAP, Accenture, SCT, and Adexa. We also market our solutions in Europe, Australia and Asia. Our geographically oriented direct sales force is teamed with pre-sales consultants that work with prospects to select the proper applications to meet customer requirements and deliver the greatest value.

     We also use indirect sales channels, such as third-party alliances, to market our solutions, and increase the market penetration of our solutions through joint marketing and sales activities. Our relationships with KPMG Consulting, Inc., Arthur Andersen Business Consulting KB, Cap Gemini Ernst & Young, Deloitte Consulting, and PWC Consulting provide us with access to thought leaders, industry and supply chain experts that have established relationships with our key prospects. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

     We support our sales activities by conducting a variety of marketing programs, and participate in industry conferences. We maintain relationships with recognized industry analysts including AMR and Forrester. These firms advise our target client base as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs including advertising, direct mail, e-mail marketing, public relations and ongoing client communication programs.

PROPRIETARY RIGHTS

     We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements, confidentiality agreements with our employees and nondisclosure and other contractual requirements imposed on our clients, consulting partners and others to help protect proprietary rights in our products. We distribute our collaborative supply chain applications under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless terminated for breach. Under such typical license agreements, we retain all rights to market our products.

     Use of the licensed software is usually restricted to clients' internal operations and to designated users. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

RESEARCH AND DEVELOPMENT

     We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our collaborative supply chain capabilities. Our internal research and development team, which is a combination of the Verticalnet and Atlas Commerce staffs, has developed all of our current products, although we obtained some underlying technology through acquisition. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address critical supply chain needs of today's businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 15, 2002, our research and development staff consisted of 71 employees.

COMPETITION

     The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors, such as enterprise resource planning companies and supply chain management companies, compete with suites of applications designed to offer out-of-the-box integration, while most of our competitors offer point solutions designed specifically to target particular functions or industries. We bring together our applications in an integrated environment to capture the advantages of both approaches, and to offer our customers a one-stop shop for their collaborative supply chain needs. More specifically, we compete with:

     - Large enterprise resource planning (ERP) software vendors, including Oracle, Peoplesoft and SAP, who have added or are attempting to add capabilities for supply chain planning or business-to-business collaboration to their transaction system products.

     - Supply chain management (SCM) companies, including i2, Adexa, and Manugistics, who compete principally with our supply chain management applications.

     - Point solution providers, such as Ariba and Commerce One and others that compete principally with our strategic sourcing and order management applications.

     - Other point solution providers, such as Frictionless Commerce, Emptoris and eBreviate that compete principally with our strategic sourcing applications.

     - Internal development efforts by corporate information technology departments.

     We believe that the principal competitive factors affecting our market include breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions, value of solutions, and a base of reference customers. Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly, and we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

SMB BUSINESS

     In February 2002 we announced our intention to sell the SMB business unit, which we will account for as a discontinued operation beginning in the first quarter of 2002.

     Our SMB division is a leading provider of internet enabled, industry-specific supplier networks designed to allow small- to medium-sized companies to conduct business with enterprise buyers over the Web. It is a leader in connecting suppliers with large pools of buyers through an open market model. This is accomplished by delivering suppliers' products and services into:

     - SMB's 59 industry-specific on-line marketplaces;

     - Relevant industry-specific third-party marketplaces through the Syndicated Buyers Guide program; and

     - Large enterprise buyers.

     Our SMB unit operates 59 industry-specific on-line marketplaces within the following industries:

Communications (7)
Energy (4)
Environment/Utilities (4)
Food/Packaging (7)
Healthcare (5)
High Tech (5)
Manufacturing (8)
Metals (4)
Public Sector (2)
Science (3)
Services (8)
Transportation (2)

NOTE: The numbers in parenthesis represent the number of individual communities within each sector.

     SMB generates revenue from multiple sources, including supplier enablement solutions ("Marketplace Managers" and "Business Card Listings"), company- or industry-specific purchasing networks ("Private Supplier Networks"), enterprise software solutions to manage a PSN ("Content Portal"), traditional industry buyer/supplier communities ("Verticals"), alliances and advertising.

     SMB was created through six years of development, which resulted in a commerce platform, with the following components:

     - 59 industry-specific on-line marketplaces;

     - Over 27,000 enabled suppliers;

     - 2.0 million registered users;

     - 600,000 unique visitors monthly;

     - Over 6 million page views per month; and

     - Over 9 million newsletters sent monthly.

     SMB offers products and services to small- and medium-sized businesses that are designed to generate leads, which ultimately can be turned into sales. SMB's products and services are described below:

     Marketplace Manager is a hosted software supplier enablement solution that allows clients to create a digital storefront. These storefronts enable clients to promote their products and services across an array of public and private marketplaces on the Web. With marketplace manager a supplier with self-help tools can quickly and easily:

     - Create, store and manage structured and unstructured digital content in a central data repository;

     - Customize and publish content from this single repository discretely into multiple public and private marketplaces;

     - Generate qualified leads;

     - Manage and respond to leads with online reporting tools;

     - Build brand awareness;

     - Drive traffic to its Web sites;

     - List its company by keyword and product category; and

     - Create a customized electronic transactable catalog.

     Marketplace Manager is available with a catalog component of $5,500 per annual subscription, and without a catalog at $3,500 per annual subscription.

     Business Card Listings are low-cost ($1,000 annually) hosted Web offerings for small suppliers. Business card listings display the company's name, location, product overview and contact information and are offered in two variants: purchase order management; and electronic data interchange (EDI) messaging. Business card listings are mapped into one or more of SMB's online industry-specific marketplaces, enabling users to click-through to the supplier's Web site.

     Advertising -- With over six million page views per month from business users SMB offers a platform for advertisers to reach targeted prospects through banner ads, e-mail lists and newsletters. To take advantage of some of this potential, SMB recently reached an agreement with DoubleClick whereby it will handle the sales of SMB's ad space inventory, on a non-exclusive basis.

     Private Supplier Networks (PSNs) are a recent addition to SMB's supplier enablement products. PSNs are targeted at discrete and process manufacturing companies with complex inbound supply chains that do not have deep integration with their multiple suppliers. PSNs leverage SMB's portal, marketplace and enablement assets to create dynamic supplier networks that offer benefits to both enterprises and suppliers.

EMPLOYEES

     As of March 15, 2002, we had 164 employees in our enterprise software business and 67 in our SMB unit. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each person who was serving as an executive officer as of March 15, 2002.

NAME                                        AGE                         POSITION
----                                        ---                         --------
Michael J. Hagan..........................  39     Chairman of the Board and Director
Kevin S. McKay............................  48     President, Chief Executive Officer and Director
David Kostman.............................  37     Chief Operating Officer
Christopher Larsen........................  43     Executive Vice President of Sales and Marketing
James W. McKenzie, Jr.....................  42     Executive Vice President, General Counsel and
                                                   Secretary
John A. Milana............................  46     Chief Financial Officer

     Set forth below is biographical information about each of our executive officers.

     MICHAEL J. HAGAN co-founded Verticalnet in 1995 and has served as Chairman of the Board since February 2002. Prior to that, he served as our President and Chief Executive Officer since January 2001. Since our founding, Mr. Hagan has held various executive positions with us, including Executive Vice President and Chief Operating Officer immediately before becoming President and Chief Executive Officer. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. He served at Merrill Lynch in the areas of finance, technology and accounting. Prior to that time, Mr. Hagan worked for Bristol Myers Squibb from 1988 to 1990. Mr. Hagan received a B.S. from St. Joseph's University and is a Certified Public Accountant.

     KEVIN S. MCKAY has served as our President and Chief Executive Officer since February 2002 and as a director since July 2001. Most recently, Mr. McKay was President and Chief Executive Officer of Capita Technologies, a leading technology service provider in the Interpublic Group. Mr. McKay previously served as Chief Executive Officer of SAP America, Inc., where he had responsibility for the company's North and Latin American operations, including all sales and marketing efforts, customer implementation and support. Prior to that, Mr. McKay was the Chief Operating Officer and the Chief Financial Officer at SAP America, where his primary duties spanned the financial, accounting, and operational management of SAP subsidiaries in the

United States, Canada and Latin America. He was also a member of the SAP AG Extended Management board and the SAP America, Inc. board of directors.

     DAVID KOSTMAN has served as our Chief Operating Officer since March 2001, and as our Interim Chief Financial Officer from October 2001 to February 2002. Mr. Kostman also served as President of Verticalnet International from July 2000 to October 2001. From 1994 to July 2000, Mr. Kostman worked in Lehman Brothers' Investment Banking Division. At Lehman Brothers, Mr. Kostman was a Managing Director, head of the Internet B2B Group and responsible for coverage of Israeli technology companies. From 1992 to 1994, Mr. Kostman was an investment banker at N M Rothschild & Sons in London, focusing on Latin American mergers and acquisitions and privatizations. He has a law degree from Tel Aviv University and an MBA from INSEAD, Fontainebleau.

     CHRISTOPHER LARSEN has served as our Executive Vice President of Sales and Marketing since April 2001. Prior to this, Mr. Larsen was employed by SAP America, Inc. from January 1993 to February 2001 in various sales management positions and most recently as President. Preceding his employment at SAP America, Inc., Mr. Larsen was a southeast area manager at Software 2000, Inc. from October 1991 to December 1992. Mr. Larsen was also formerly employed from August 1988 to October 1991 as a senior account executive at Datalogix, Inc. He received his B.A. from Wake Forest University.

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

     JOHN A. MILANA has served as our Chief Financial Officer since February 2002, and prior to that was the Chief Financial Officer of Atlas Commerce since January 2000. Mr. Milana most recently served as the Chief Financial Officer of SAP America, Inc. where he had responsibility for the financial and administrative support functions, including investor relations, financial reporting, accounting, taxes, financial systems, treasury, purchasing and facilities. Prior to joining SAP America, Inc. Mr. Milana was Vice President of Finance for Sony Electronics, Inc. Prior to that, from 1977 through 1988, he served as a member of Price Waterhouse (now PricewaterhouseCoopers) in their Assurance practice. John Milana is a Certified Public Accountant and graduated summa cum laude with a B.S. in Commerce (Accounting) from Rider University.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in Malvern, Pennsylvania, where we lease approximately 27,300 square feet for a monthly fee of approximately $43,000 under a lease that expires June 2006. We lease a development facility in Endicott, New York, consisting of approximately 7,700 square feet for a monthly fee of approximately $3,500 under a lease that expires November 2002. Our SMB unit is headquartered in Horsham, Pennsylvania, where it uses approximately 12,000 square feet of a 83,860 square foot facility which we are actively marketing.

ITEM 3.  LEGAL PROCEEDINGS

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3,500,000 shares of Verticalnet common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the CJA Action and the other complaints. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

     On August 13, 2001, a lawsuit was filed against us in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc.
v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with our acquisition of R.W. Electronics in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them more successful and profitable. As a result of the alleged failure to use this technology, plaintiffs claim they only received $43.0 million on the sale of R.W. Electronics, rather than the $78.0 million that they claim they were entitled to. We have retained counsel to defend against the lawsuit and filed a motion to dismiss the action on October 12, 2001. The plaintiffs filed an amended complaint on October 24, 2001, and we answered the amended complaint on November 13, 2001. We intend to defend ourselves vigorously in the lawsuit and to enforce our rights pursuant to the acquisition of R.W. Electronics.

     On December 4, 2001, a lawsuit was filed against us in the Montgomery County (Pa.) Court of Common Pleas in an action captioned Belcher-Pregmon Commercial Real Estate Co. v. Verticalnet, C.A. No. 01-22968. The suit alleges that the plaintiff is entitled to a broker commission in excess of $0.4 million in connection with our former lease of a building in Horsham, Pa. We have retained counsel to defend against the lawsuit and have filed preliminary objections asking that the suit be dismissed.

     Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. Atlas Commerce asked the Court to dismiss the counterclaims on August 17, 2001. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and seeks damages in an unspecified amount. We have retained counsel and answered the complaint on February 11, 2002.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "VERT." The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------    ------
FISCAL YEAR 2001
  First Quarter.............................................  $  6.25    $ 1.62
  Second Quarter............................................     3.29      1.34
  Third Quarter.............................................     2.16      0.36
  Fourth Quarter............................................     2.09      0.34
FISCAL YEAR 2000
  First Quarter.............................................  $138.88    $67.50
  Second Quarter............................................    59.75     28.00
  Third Quarter.............................................    62.05     30.25
  Fourth Quarter............................................    32.63      4.53

     The share price data set forth above reflects a two-for-one stock split effected in the form of a stock dividend. The record date for the stock split was March 17, 2000.

     At March 15, 2002, we had 787 shareholders of record.

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

     During the quarter ended December 31, 2001, we issued the following unregistered securities pursuant to the following transactions:

     (i) On October 11, 2001 we paid quarterly dividend payments totaling $1.6 million to the holder of our Series A preferred stock in the form of 1,615 shares of our Series A preferred stock.

     (ii) On December 28, 2001, we issued 14,157,630 shares of our common stock valued at approximately $19.3 million in exchange for the outstanding capital stock of Atlas Commerce, Inc.

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

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       2001         2000         1999        1998       1997
                                     ---------    ---------    --------    --------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues.........................  $ 125,570    $ 112,454    $ 18,428    $  3,135    $   792
  Net loss from continuing
     operations....................   (756,949)    (202,330)    (52,589)    (13,594)    (4,779)
  Basic and diluted net loss per
     common share from continuing
     operations....................  $   (7.89)   $   (2.50)   $  (0.84)   $  (1.32)   $ (0.47)

                                                        AS OF DECEMBER 31,
                                     ---------------------------------------------------------
                                       2001         2000         1999        1998       1997
                                     ---------    ---------    --------    --------    -------
                                                          (IN THOUSANDS)
Balance Sheet Data:
  Total assets.....................  $ 125,631    $ 923,284    $318,981    $ 12,343    $ 2,104
  Long-term debt...................     24,854       45,287     116,750       5,352        400
  Redeemable preferred stock.......    102,180       94,760          --          --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this report.

COMPANY OVERVIEW

     Verticalnet, through its subsidiaries, is a leading provider of collaborative supply chain solutions that enable companies, and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform. With our completion of the acquisition of Atlas Commerce in December 2001 and the February 2002 announcement of our decision to sell our Small/Medium Business ("SMB") unit that operates and manages 59 industry-specific on-line marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers.

     The SMB business is a leading provider of internet enabled industry-specific supplier networks designed to allow small- to medium-sized companies to conduct business with enterprise buyers over the Web.

     Verticalnet was founded in 1995 as a provider of industry-specific on-line marketplaces, starting with WaterOnline.com. We completed our initial public offering in February 1999. During 1999 and 2000, we acquired companies of three types to enhance the development of our industry marketplace business: additional on-line marketplaces to complement our portfolio; transactional and services businesses and exchanges that we could offer across multiple on-line marketplaces; and two software companies, Isadra in 1999 to accelerate our research and development efforts and Tradeum in 2000 to launch a stand-alone software unit targeting exchanges and on-line market places. In September 2000, we established three divisions: Verticalnet Markets, our portfolio of on-line industry marketplaces; Verticalnet Solutions, our software unit built on the combination of Isadra and Tradeum technology; and Verticalnet Exchanges, an exchange for trading electronic components and hardware, also known as NECX.

     On January 7, 2001, we appointed Michael J. Hagan, our co-founder and chief operating officer at the time, to become our president and chief executive officer upon the departure of president and chief executive officer Joseph Galli, Jr. With an effort to focus the business on its software offerings already underway through our December 2000 license and services agreements with Converge, Mr. Hagan led a thorough re-evaluation of the Verticalnet Markets and Verticalnet Solutions businesses in the first quarter of 2001, with a focus on core elements needed to develop a profitable software business in a difficult economic environment. As a result of this scrutiny, we began implementing significant changes in our business. The steps that we took in each quarter during 2001 resulted in significantly reduced staffing requirements in stages. We, therefore, completed four major restructuring efforts to reduce costs and streamline operations.

     During fiscal year 2001 we modified the business significantly in a series of steps to transform it into an enterprise software business. The following events occurred:

     - on January 31, 2001, we completed the sale of Verticalnet Exchanges to Converge, allowing management to focus solely on the two remaining business units, SMB and Enterprise (formerly referred to as Verticalnet Markets and Verticalnet Solutions) and eliminate redundancies between them;

     - on April 26, 2001, we restructured the Microsoft agreement to focus on supplier enablement solutions;

     - on July 26, 2001, we announced changes in the SMB business;

     - on October 9, 2001, we restructured the Converge license and services agreements as Converge restructured its strategic direction; and

     - on December 28, 2001, we acquired Atlas Commerce in an effort to expand our product and customer base in the software business.

     Subsequently, we announced the following recent events in 2002 that further position us to transform the company into an enterprise software business:

     - on February 13, 2002, we announced our intention to sell the SMB unit. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. Beginning in the first quarter of 2002, we will report the SMB unit as a discontinued operation; and

     - the addition of experienced software executives to our management team:
       On February 19, 2002, Kevin S. McKay, a member of our board of directors, was appointed president and chief executive officer of Verticalnet. Mr. McKay, a former chief executive officer of SAP America, succeeded Michael Hagan, who was appointed chairman of Verticalnet. On February 13, 2002, John Milana, former chief financial officer of Atlas Commerce, and a former chief financial officer of SAP America, was appointed as Verticalnet's chief financial officer replacing interim chief financial officer, David Kostman.

RESTRUCTURING AND ASSET IMPAIRMENTS

     During the year ended December 31, 2001, we announced and executed four major restructuring efforts designed to reduce overall costs and streamline operations. Our goals were to eliminate redundant positions and facilities primarily related to previous acquisitions that had not been fully integrated, to eliminate several unprofitable business initiatives, to improve our operating efficiency and margins, and to redefine the business as a software company.

     Our aggregate restructuring and asset impairment charge for the year ended December 31, 2001 was approximately $345.5 million, including non-cash related charges of approximately $321.3 million (see Note 6 to our consolidated financial statements). Our cost cutting measures during the year ended December 31, 2001 included an aggregate work force reduction of approximately 1,090 employees throughout the organization and various office facility closures. A significant portion of our headcount reduction was in conjunction with the restructuring of the Microsoft agreement, the change in focus of the SMB business and the restructuring of the Converge agreements. As part of our restructuring efforts we also impaired assets, such as leasehold improvements for abandoned facilities; excess furniture, office and computer equipment; purchased and internally developed software; and prepaid assets, which have no future use in the ongoing operations of the business. As of December 31, 2001 we have approximately $7.1 million in accrued restructuring expenses primarily related to employee severance and lease termination costs. This amount is expected to adequately cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

     We intend to continue focusing on revenue growth, achieving profitability and reviewing our operations for cost-cutting opportunities that will improve our operating margins. We expect to continue to streamline our operations, including making additional headcount reductions if the revenues expected from our product and service offerings do not materialize.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many software businesses have experienced difficulty in raising capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies in the software sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999 and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and valued based on the price of our common stock at that time. We regularly perform reviews to determine whether events or changes in circumstances indicate that the carrying value of the goodwill and other intangible assets may not be recoverable. As a result of these reviews during the year ended December 31, 2001, we recorded impairment charges of approximately $284.4 million for identifiable intangible assets and goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Aggregate impairment charges of approximately $231.1 million were related to the write-off of goodwill and other identified intangible assets associated with our Tradeum acquisition. Tradeum was a development stage software company purchased in March 2000. The acquisition was financed principally with shares of our common stock. We initially recorded an impairment in the second quarter of 2001 to reduce identifiable intangible assets and goodwill to their estimated fair value, which was based upon the valuation of comparable publicly held businesses. Subsequently in the fourth quarter of 2001, we recorded an additional impairment to write-off the remaining goodwill and identified intangibles. The decision to impair the remaining Tradeum goodwill was primarily based on our acquisition of Atlas Commerce in December 2001 and our decision to migrate to the Atlas Commerce platform which will replace the various Tradeum based components of our Enterprise products.

     The remaining aggregate impairment charge of approximately $53.3 million recorded during the year ended December 31, 2001 related to the write off of goodwill and other intangible assets associated with various acquisitions that are part of the SMB business, including approximately $20.6 million related to our acquisition of Verticalnet Europe B.V. ("Verticalnet Europe"). We estimated the fair value of the continuing SMB business based upon the amounts we could reasonably expect to realize upon the sale of those assets.

     We also recorded an aggregate charge of approximately $231.3 million, included in other income (expense), net on the consolidated statement of operations, for impairments to our cost method, equity method and available-for-sale investments during the year ended December 31, 2001. These charges for other than temporary declines in the fair value of our investments are based on reviews of the market conditions and the assumptions underlying the operating performance and cash flow forecasts. Information obtained is used in assessing the recoverability of our carrying values for the individual investments. Approximately $207.2 million of this amount is a write down of our Converge investment which was previously valued at $215.0 million (see Notes 5 and 9 to our consolidated financial statements). The impairment charge was based on independent valuations of our Converge investment which we obtained subsequent to Converge's announcement that it would restructure its business.

     At December 31, 2001 as a result of significant losses incurred in 2001, primarily related to restructuring, goodwill impairment and investment impairment charges, we had an accumulated deficit in excess of $1.1 billion. The table below summarizes the loss from continuing operations attributable to common shareholders (including preferred dividends) and the loss attributable to common shareholders, which includes discontinued operations, during the specified periods:

                                                  LOSS FROM CONTINUING
                                               OPERATIONS ATTRIBUTABLE TO    LOSS ATTRIBUTABLE TO
PERIOD                                            COMMON SHAREHOLDERS        COMMON SHAREHOLDERS
------                                         --------------------------    --------------------
                                                                 (IN MILLIONS)
Year ended December 31, 2001.................            $764.4                     $768.3
Year ended December 31, 2000.................             207.6                      316.6
Year ended December 31, 1999.................              52.6                       53.5
Year ended December 31, 1998.................              13.6                       13.6

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

     We used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to record our investment in Converge. The investment in Converge is being accounted for under the cost method of accounting for investments (see Notes 5 and 9 to our consolidated financial statements).

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

MICROSOFT

     On March 29, 2000, we entered into a definitive agreement with Microsoft (the "Original Microsoft Agreement") with respect to a commercial relationship. Our commercial relationship with Microsoft had a three-year term during which Microsoft would purchase storefronts and e-commerce centers from us, and then either distribute them directly or have us distribute them to third party businesses. Our intent was that customers would purchase renewals of the storefront or e-commerce center and additional storefronts or e-commerce centers on our other e-marketplaces. The Original Microsoft Agreement also included joint advertising, our use of Microsoft products and services, and funding of joint development projects.

     On April 26, 2001, we entered into a new agreement with Microsoft (the "New Microsoft Agreement"), which terminated and replaced the Original Microsoft Agreement. Under the New Microsoft Agreement, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products (storefronts, e-commerce centers and marketplace managers) on their behalf through April 2002.

     We received approximately $40.0 million and $67.6 million during the years ended December 31, 2001 and 2000, respectively, from Microsoft under these agreements. Under the terms of the Original Microsoft Agreement we paid approximately $0.5 million and $29.4 million to Microsoft during the years ended December 31, 2001 and 2000, respectively. Under the Original Microsoft Agreement we also made royalty payments to Microsoft of approximately $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively, related to additional storefronts and e-commerce centers sold by us.

     Collectively, under the Original and New Microsoft Agreements, during the years ended December 31, 2001 and 2000, we recognized approximately $60.0 million and $30.5 million, respectively, in e-enablement and advertising revenue. As of December 31, 2001, we have approximately $17.1 million of deferred revenue related to our Microsoft Agreements. We also had expenses of approximately $17.9 million and $12.0 million during the years ended December 31, 2001 and 2000, respectively, for advertising, software licensing and support under the Original Microsoft Agreement.

SMB BUSINESS

     In July 2001 we refocused our SMB business on lead generation to its suppliers rather than e-commerce transactions. We began outsourcing various functions of the portal business including, content management, advertising sales and online book sales. By March 15, 2002 we had restructured the SMB business to 67 employees, which we anticipate will reduce operating costs.

CONVERGE

     In December 2000, we entered into a subscription license agreement and professional services agreements with Converge, which among other things, provided for us to receive an aggregate of $108.0 million during the three-year term of the agreements. On October 9, 2001, Verticalnet and Converge terminated the professional services agreements, amended and restated the subscription license agreement and entered into a maintenance and support agreement. The amended and restated subscription license agreement as well as the maintenance and support agreement had a term of 18 months ending in March 2003.

     Below are the contractual payments, including revisions, either made or still expected from Converge under the revised terms of the agreements:

                           CONTRACTUAL
                          PAYMENTS UNDER   ADJUSTMENTS DUE TO        CASH RECEIVED              REMAINING
                             ORIGINAL         OCTOBER 2001       DURING THE YEAR ENDED    CONTRACTUAL PAYMENTS
                            AGREEMENTS     CONTRACTUAL CHANGES     DECEMBER 31, 2001     AS OF DECEMBER 31, 2001
                          --------------   -------------------   ---------------------   -----------------------
                                                         (IN THOUSANDS)
Subscription license....     $ 73,000           $(23,000)              $(41,000)                 $ 9,000
Professional services...       35,000            (23,750)               (11,250)                      --
Maintenance and
  support...............           --              4,500                   (750)                   3,750
                             --------           --------               --------                  -------
                             $108,000           $(42,250)              $(53,000)                 $12,750
                             ========           ========               ========                  =======

     During the year ended December 31, 2001, we recognized revenues of approximately $30.9 million under the Converge agreements. Deferred revenue related to the Converge agreements is approximately $23.2 million at December 31, 2001.

     Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced their aggregate obligation by $0.5 million. From January 1, 2002 through March 15, 2002, we have received approximately $6.1 million from Converge, with the remaining aggregate payments of approximately $6.2 million expected over the balance of fiscal year 2002 per the terms of the amended agreements. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements will be recognized on a straight-line basis through December 2003.

     On February 15, 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. The note is payable in four equal installments on February 15th of 2006 through 2009. Repayment of the note is accelerated upon certain triggering events, including a change of control. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share.

ACQUISITION OF ATLAS COMMERCE

     On December 28, 2001, we acquired all of the outstanding capital stock of Atlas Commerce, a privately held software company that provides private exchange software and strategic sourcing applications. As a result of the acquisition, we expect to significantly accelerate our enterprise software business by offering an integrated collaborative sourcing solution that represents a combination of both companies' technologies. Atlas Commerce's results of operations will be consolidated starting January 1, 2002. The aggregate purchase price was approximately $26.8 million, including transaction costs. The consideration included $3.5 million in cash, 14,305,708 shares of our common stock valued at approximately $19.5 million and issuance of employee options to purchase 1,630,075 of our common stock valued as of the date of acquisition at $1.4 million based on an independent valuation. Included in the stock consideration are 148,078 shares of our common stock to be issued to a former Atlas Commerce executive in January 2003. A portion of the value of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 10% based on restrictions detailed in a registration and lock up agreement executed in connection with the transaction.

     The Merger Agreement for the Atlas Commerce acquisition provides a put option to Atlas Commerce's former common shareholders. These shareholders have the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. At the acquisition date the put liability covered 728,883 shares of our common stock. The put is recorded in temporary equity pursuant to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock.

     Of the $3.2 million of acquired intangible assets, $0.4 million was assigned to in-process research and development and charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached technological feasibility and has no alternative future use (see Note 4 to our consolidated financial statements). The remaining $2.8 million of acquired intangible assets have a weighted-average useful life of 35 months. These intangibles include developed technology of approximately $1.9 million with a useful life of 36 months and customer contracts of approximately $0.9 million with a weighted average useful life of 32 months. The $21.6 million of goodwill was assigned to the enterprise software segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management's current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of long-lived assets, specifically goodwill and other intangible assets, the valuation of non-publicly traded investments and estimates made in calculating restructuring reserves for operating leases related to abandoned facilities.

Revenue Recognition

     Through December 31, 2001, a significant portion of our revenues were derived from e-enablement, e-commerce, advertising and other services which are all sources of revenue from the SMB group. Our revenue from software licensing and related services increased during the year ended 2001 as we began to grow our Enterprise software business, however the majority of the revenue resulted from one customer, Converge.

  Enterprise

     Through December 31, 2001, our software licensing and related services revenues have been principally derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of the agreements. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge is entitled to use free of charge any of our future software products, revenue related to Converge is being recognized on a straight-line basis over the term of the arrangements.

     Software licensing and related services revenues other than from Converge have been principally derived from the licensing of our products, from maintenance and support contracts and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase implementation services from us.

     We license our products through our direct sales force. The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either purchased under a perpetual license model or under a time-based license model.

     We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed and determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

     If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

     Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date most of our professional services have been considered essential to the functionality and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

     Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 is related to payments received from Converge. Such amounts will be recognized as revenue on a straight-line basis over the contract term.

  SMB

     E-enablement revenue includes storefront, e-commerce center and marketplace manager fees which are recognized ratably over the period of the contract. Contracts for storefronts, e-commerce centers and marketplace managers are normally for a one-year term.

     E-commerce fees in the form of transaction fees or percentage of sale fees are recognized upon receipt of payment. These types of fees, which have been insignificant to date, included auction, training classes and e-commerce center transaction related revenues where we received a percentage of the sales price. E-commerce fees also relate to product sales specifically in our asset remarketing business, where we take title to the product and recognize the gross sales amount and cost of product in the period the products are shipped. Each e-commerce fee revenue stream was analyzed under the gross versus net guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The factors we prioritized for gross revenue recognition were inventory risk, credit risk and ability to negotiate sale price.

     Advertising revenue includes buttons and banners on the industry marketplaces as well as ads in electronic newsletters delivered to our registered users. If the advertising is sold as a time-based service button and banner revenue is recognized ratably over the service period, whereas, if the advertising is sold as an impression based service, then revenue is recognized as impressions are delivered. Newsletter revenue is recognized when the newsletters are e-mailed.

     Other types of revenue historically related to the SMB business included web development, hosting and maintenance services, normally included in strategic co-marketing agreements. Web development revenue is recognized on a percentage of completion basis while hosting and maintenance services are recognized ratably.

     It is common for customers to buy services as a package deal. For example, we may market to our customers a marketplace manager with a banner advertisement and two newsletter distributions. For these "multiple-element" arrangements, we allocate revenue to each element based on its' fair value to the extent objectively determinable, and recognize revenue for each element as the earnings process is complete for each element.

     Barter contracts, which normally consist of advertising and e-enablement type services, are evaluated under the guidance of Emerging Issues Task Force ("EITF") Issue No. 99-17, Accounting for Advertising Barter Transactions, which requires that barter transactions be recorded at the estimated fair value of the advertisements or other services given, based on recent historical cash transactions. Barter revenue is recognized based on the service provided as described above and barter expense is recognized as the services are received. A prepaid barter asset or liability is recorded if there are timing difference between our delivery of service and our counterpart's delivery of services to us. Our barter revenue is declining and, due to our intention to sell the SMB business, we do not expect to enter into new barter contracts.

     Deferred revenue for the SMB business is primarily related to e-enablements products such as storefronts and marketplace managers which were distributed under our Microsoft agreement.

Recoverability of Goodwill, Other Intangible Assets and Investments

     As discussed in Note 1 to our consolidated financial statements, we regularly perform reviews to determine whether events or circumstances indicate that the carrying value of long-lived assets, including goodwill and other intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to evaluate whether future cash flows from the long-lived asset is below its current carrying value. If the result from this analysis yields that an impairment charge is required, we measure the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required in future periods and such charges could be material.

     We have also recorded significant impairment charges for non-publicly traded investments which we review quarterly for potential impairment. In addition to the procedures described above, for one significant privately held cost method investment, we have obtained independent valuations to assist in determining the estimated fair value of the investment.

Restructuring Reserves for Abandoned Operating Leases

     As discussed in Note 6 to our consolidated financial statements, we have recorded restructuring charges in connection with our abandonment of certain facilities which are leased under long-term operating leases. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations based on current negotiations with each respective landlord and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $125.6 million for the year ended December 31, 2001 and $112.5 million for the year ended December 31, 2000.

     Revenues from the SMB group, which include e-enablement, e-commerce, advertising and other services, were $90.0 million for the year ended December 31, 2001 and $104.6 million for the year ended December 31, 2000. A substantial portion of our SMB revenues for the years ended December 31, 2001 and 2000 (approximately $60.0 million, or 67%, and $30.5 million, or 29%, respectively) were from our Original and New Microsoft Agreements (see Note 10 to our consolidated financial statements). Although there was a significant increase in e-enablement revenues (storefronts, e-commerce centers and marketplace managers) from our Original and New Microsoft Agreements during the year ended 2001, we have experienced a significant decline in new advertising and e-enablement revenues. Additionally, revenues from various horizontal businesses have declined, such as our education and training business, which was eliminated earlier this year as part of our cost reduction effort, as well as our asset remarketing business, which has experienced difficulty sustaining revenues in the current economic environment. Our deferred revenue balance at December 31, 2001 is composed of approximately $20.1 million from the SMB group, of which approximately $17.1 million relates to our Original and New Microsoft Agreements.

     Revenues from the Enterprise group, which include software licensing and related services, were $35.6 million for the year ended December 31, 2001 and $7.9 million for the year ended December 31, 2000. Approximately $30.9 million, or 87%, of our Enterprise group revenues for the year ended December 31, 2001 were from our software licensing and services contracts with Converge. Our deferred revenue balance at December 31, 2001 is composed of approximately $24.4 million from the Enterprise group, of which approximately $23.2 million relates to our Converge contracts.

     Cost of E-enablement, E-commerce, Advertising and Other Services
Revenues. Cost of e-enablement, e-commerce, advertising and other services revenues consist primarily of salaries and benefits of editorial and operational personnel, product costs, depreciation, amortization of internally developed software and other related operating costs. Cost of e-enablement, e-commerce, advertising and other services revenues was $21.2 million for the year ended December 31, 2001 and $39.3 million for the year ended December 31, 2000. Expenses decreased by:

     - $10.8 million for salaries and benefits;

     - $3.0 million for direct product costs, including inventory write-down;
       and

     - $4.3 million for other related operating costs.

     The decrease was primarily related to staffing reductions, a decrease in sales from our asset remarketing business and overall cost cutting efforts during 2001.

     Cost of Software Licensing and Related Services. Cost of software licensing and related services consist primarily of salaries and benefits of personnel, third party contractor costs, amortization of capitalized software and third party software license fees. Cost of software licensing and related services was $17.4 million for the year ended December 31, 2001 and $4.5 million for the year ended December 31, 2000. The increase was primarily due to personnel and third party contractors costs related to our Converge contract.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits, consulting expenses and related expenditures. Research and development expenses were $27.0 million for the year ended December 31, 2001 and $34.2 million for the year ended December 31, 2000. Expenses decreased by:

     - $1.7 million for salaries and benefits; and

     - $5.5 million for consulting and other related expenditures.

     This decrease in research and development expenses resulted primarily from staffing reductions designed to eliminate redundant positions and streamline our development processes, as well as a company-wide initiative to reduce the use of external consultants.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, advertising and travel and entertainment, including the costs of attending trade shows. Sales and marketing expenses were $63.4 million for the year ended December 31, 2001 and $80.6 million for the year ended December 31, 2000. Expenses decreased by:

     - $12.2 million for advertising, including barter expense;

     - $4.2 million for salaries, commissions and benefits; and

     - $0.8 million for other expenditures.

     This decrease resulted primarily from staffing reductions as well as an overall initiative to reduce costs.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, human resources and business and corporate development personnel, as well as support services and professional service fees. General and administrative expenses were $49.6 million for the year ended December 31, 2001 and $56.9 million (including $5.6 million of nonrecurring items related to terminated deal costs and obsolete software) for the year ended December 31, 2000. Expenses increased (decreased) by:

     - $(4.1) million for salaries and benefits;

     - $(3.4) million for professional fees;

     - $4.9 million for facility costs; and

     - $(4.7) million for other general and administrative costs.

     This net decrease resulted primarily from staffing reductions as well as an overall company-wide initiative to reduce costs. Higher facility costs resulted from acquired businesses as well as facility expansions which were initially started in fiscal year 2000.

     Amortization Expense. Amortization expense primarily reflects the amortization of goodwill from purchase business combinations. Also included in amortization expense is the amortization of identified intangible assets acquired in such acquisitions and the amortization of deferred costs related to the issuance of warrants and Series A preferred stock to Microsoft (see Note 15 to our consolidated financial statements). The amortization period for goodwill is 36 months and for other intangible assets it ranges from 24 to 36 months. Amortization expense was $121.7 million and $139.8 million (including $3.8 million and $1.7 million of deferred cost amortization related to Microsoft) for the year ended December 31, 2001 and 2000, respectively. The decrease in amortization expense is primarily attributable to goodwill impairment charges recorded during fiscal year 2001 (see Note 6 to our consolidated financial statements).

     Restructuring and Asset Impairment Charges. During the year ended December 31, 2001, we recorded a $345.5 million charge related to employee terminations, facility closures and asset write-downs (see Note 6 to our consolidated financial statements).

     Other Income and Expenses.  Other income (expense) includes the following:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
                                                               (IN MILLIONS)
Net gain (loss) on investments(1)...........................  $  (3.8)  $ 79.9
Impairment charge related to cost method, equity method and
  available-for-sale investments(2).........................   (231.3)    (6.4)
Conversion inducement payment(3)............................       --    (11.2)
Equity in loss from affiliates..............................     (2.3)    (2.8)
Other income (expense) items................................      1.1       --
                                                              -------   ------
     Other income (expense), net............................  $(236.3)  $ 59.5
                                                              =======   ======

---------------
(1) We invested $1.0 million in Tradex Technologies Inc. ("Tradex") in July 1999. In March 2000, Tradex was acquired by Ariba, Inc. ("Ariba") and we received 566,306 shares of Ariba, of which 64,310 shares were placed in escrow for one year subsequent to the transaction closing, in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow due to a dispute under the Agreement and Plan of Reorganization. In March 2001, we wrote off the remaining shares held in escrow which resulted in a $2.2 million loss on investment (see Note 9 to our consolidated financial statements). Additional losses on investments during 2001 related to sales of other available-for-sale investments.

(2) This write-down includes a $207.2 million impairment to our cost method investment in Converge (see Note 9 to our consolidated financial statements).

(3) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to our debtholders (see Note 12 to our consolidated financial statements).

     In-Process Research and Development Charge. In December 2001, we incurred a one-time in-process research and development charge of $0.4 million in connection with our acquisition of Atlas Commerce (see Note 4 to our consolidated financial statements).

     Interest Income (Expense), Net. Net interest income was $38,000 and $2.6 million (net of $3.8 million and $3.5 million of expense) for the year ended December 31, 2001 and 2000, respectively. Interest income decreased as a result of lower cash balances and interest rates in 2001.

     Preferred Stock Dividends. For the year ended December 31, 2001, preferred stock dividends and accretion were approximately $7.4 million. As of December 31, 2001, cumulative dividends of $10.9 million have been earned by Microsoft, the holder of our Series A preferred stock. Through December 31, 2001, dividends of $9.3 million were paid to Microsoft through the issuance of additional shares of our Series A preferred stock. The remaining $1.6 million remains payable as of December 31, 2001. The dividends may be paid in cash, additional shares of Series A preferred stock or common stock, at our option. The preferred stock dividend amount also includes approximately $1.0 million of accretion.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the classification of certain previously reported revenue and expense items of our SMB business and therefore, we do not believe the ultimate resolution of such comments will change our previously reported cumulative net loss. As previously announced on February 13, 2002, we intend to sell our SMB business, and accordingly that business will be accounted for prospectively from

January 1, 2002 forward, as a discontinued operation. Such presentation requires that all elements of revenue and expense be netted as a single line item to report net results of operations. As a result, revenues and expenses of our SMB business will no longer be separately presented in our financial statements. We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB business are appropriate. As of the date of this filing, we cannot provide assurance that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     The following discussion and comparison regarding results of continuing operations do not reflect the results of NECX.

     Revenues. Revenues were $112.5 million for the year ended December 31, 2000 and $18.4 million for the year ended December 31, 1999.

     Revenues from the SMB group, which include e-enablement, e-commerce, advertising and other services, were $104.6 million for the year ended December 31, 2000 and $18.4 million for the year ended December 31, 1999. The increase in revenues resulted primarily from:

     - the Microsoft commercial agreement, which was primarily responsible for the increase in the number of storefronts on our e-marketplaces from approximately 2,900 as of December 31, 1999 to approximately 18,700 as of December 31, 2000; and

     - additional revenues generated by our horizontal business services, such as asset remarketing, training and education and career services.

     Microsoft was our largest SMB customer during the year ended 2000, resulting in approximately $30.5 million in revenue, or 29%, of our total SMB revenues. At December 31, 2000 and 1999, we had deferred revenues from the SMB group of $50.6 million and $9.8 million, respectively. Our deferred revenue balance at December 31, 2000 is primarily associated with e-enablement and advertising revenue of which approximately $37.1 million relates to our commercial arrangement with Microsoft.

     Revenues from the Enterprise group, which include software licensing and related services, were $7.9 million for the year ended December 31, 2000. This new business unit was created by the acquisition of Tradeum in March 2000, so there were no revenues for this business unit for the year ended December 31, 1999. At December 31, 2000, we had deferred revenue of $6.7 million from the Enterprise group.

     Cost of E-enablement, E-commerce, Advertising and Other Services. Cost of e-enablement, e-commerce, advertising and other services revenues was $39.3 million for the year ended December 31, 2000 and $8.6 million for the year ended December 31, 1999. Expenses increased by:

     - $11.5 million for salaries and benefits of operating and editorial personnel;

     - $9.0 million for direct product costs; and

     - $10.2 million for other related operating costs.

     Increases were primarily attributable to additional personnel and direct product costs. Additional personnel were required to provide services to an increased number of customers as a result of our Microsoft arrangement, as well as maintaining the increasing number of features and functionalities that had been added to our e-marketplaces and horizontal business services. Direct product costs increased due to our growth in the asset remarketing and training and education businesses in which, under certain circumstances, we took title to the goods being sold.

     Cost of Software Licensing and Related Services. Cost of software licensing and related services revenues was $4.5 million for the year ended 2000.

     Research and Development Expenses. Research and development expenses were $34.2 million for the year ended December 31, 2000 and $7.4 million for the year ended December 31, 1999. Expenses increased by:

     - $14.1 million for salaries and benefits;

     - $8.1 million for consulting expenses; and

     - $4.6 million for other expenditures.

     This increase in research and development expenses resulted primarily from increased staffing and consulting costs to develop and enhance the features, content and services of our e-marketplaces, as well as developing software products related to our SMB community building technology and development of the acquired technology of Tradeum and Isadra.

     Sales and Marketing Expenses. Sales and marketing expenses were $80.6 million for the year ended December 31, 2000 and $25.3 million for the year ended December 31, 1999. Expenses increased by:

     - $29.4 million for advertising, including barter expense;

     - $18.5 million for salaries, commissions and benefits; and

     - $7.4 million for travel and entertainment expenses (including trade show attendance) and other expenses.

     These increases resulted primarily from an increased number of sales and marketing personnel across our business units, increased sales commissions and increased expenses related to promoting the new businesses and services we had acquired or created.

     General and Administrative Expenses. General and administrative expenses were $56.9 million (including $5.6 million of non-recurring items related to terminated deal costs and obsolete software) for the year ended December 31, 2000 and $10.6 million for the year ended December 31, 1999. Expenses increased by:

     - $17.5 million for salaries and benefits;

     - $7.4 million for professional fees;

     - $5.3 million for facility costs; and

     - $16.1 million for other general and administrative costs, including non-recurring items.

     These increases resulted primarily from increased staffing levels, higher facility costs, including those incurred as a result of acquired businesses, and professional fees to support the growth of our infrastructure and business operations.

     Amortization Expense. Amortization expense was $139.8 million (including $1.7 million of deferred cost amortization related to Microsoft) for the year ended December 31, 2000 and $6.8 million for the year ended December 31, 1999. The increase in amortization expense is primarily attributable to the acquisitions we completed during the year ended December 31, 2000.

     Goodwill Impairment. We recorded an impairment charge of approximately $11.5 million in 2000 related to goodwill based on our analysis of projected undiscounted cash flows (see Note 6 to our consolidated financial statements).

     In-Process Research and Development Charge. In March 2000, we incurred a one-time in-process research and development charge of $10.0 million in connection with our acquisition of Tradeum (see Note 4 to our consolidated financial statements).

     Other Income and Expenses. For the year ended December 31, 2000, other income (expenses) includes:

                                                              (IN MILLIONS)
Net gain on investment(1)...................................     $ 79.9
Conversion payment to debt holders(2).......................      (11.2)
Impairment charge related to cost method investments(3).....       (6.4)
Equity in loss of affiliates................................       (2.8)
                                                                 ------
                                                                 $ 59.5
                                                                 ======

---------------
(1) We invested $1.0 million in Tradex in July 1999. In March 2000, Tradex was acquired by Ariba and we received 566,306 shares of Ariba in exchange for our shares of Tradex. We recorded an $85.5 million gain upon the receipt of the Ariba common stock and subsequently sold 140,000 shares in March 2000 at a loss of $5.6 million, resulting in a net investment gain of $79.9 million (see Note 9 to our consolidated financial statements).

(2) In April 2000, approximately $93.3 million of our 5 1/4% convertible subordinated debentures were converted into 4,664,750 shares of our common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the debt holders (see Note 12 to our consolidated financial statements).

(3) We recorded an impairment charge of $6.4 million for an other than temporary decline in the fair value of cost method investments (see Note 9 to our consolidated financial statements).

     Interest Income, Net. Interest income, net of expense, includes income from temporarily invested cash and cash equivalents and from investments and expenses related to our financing obligations. Net interest income was $2.6 million (net of $3.5 million of expense) for the year ended December 31, 2000 and $1.3 million (net of $2.1 million of expense) for the year ended December 31, 1999. Interest income increased as a result of the cash we received from the issuance of Series A preferred stock in April 2000 and the forward sale of our Ariba investment in July 2000 (see Note 9 to our consolidated financial statements). We invest the majority of our cash balances in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers. Interest expense increased during the period because of our outstanding convertible debt.

     Preferred Stock Dividends. For the year ended December 31, 2000, preferred stock dividends and accretion were approximately $5.3 million. As of December 31, 2000, cumulative dividends of $4.5 million have been earned by the holder of our Series A preferred stock. In August 2000, dividends of $1.5 million were paid to Microsoft through the issuance of additional shares of our Series A Preferred Stock. The remaining $3.0 million remains payable as of December 31, 2000. The dividends may be paid in cash, additional shares of Series A Preferred Stock or common stock, at our option. The preferred stock dividend amount also includes approximately $0.8 million of accretion.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain results of operations data for the eight quarters ended between March 31, 2000 and December 31, 2001. The information for each quarter has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations for such periods. Historical results are not indicative of the results to be expected in the future, and the results of the interim periods are not indicative of results of any future period.

                                             THREE MONTHS ENDED
                             ---------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                               2000        2000         2000            2000
                             ---------   --------   -------------   ------------
                                (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues...................  $ 12,863    $ 24,445     $ 34,455       $  40,690
Operating loss.............   (32,412)    (73,125)     (73,176)        (85,635)
Income (loss) from
  continuing operations
  attributable to common
  shareholders.............    46,699     (84,217)     (76,082)        (93,994)
Income (loss) from
  discontinued
  operations...............    (4,606)     (2,931)          68         (19,549)
Loss on disposal of
  discontinued
  operations...............        --          --           --         (81,968)
Income (loss) attributable
  to common shareholders,
  including effect of
  preferred stock dividends
  and accretion............    42,093     (87,148)     (76,014)       (195,511)
Basic net income (loss) per
  share
  Continuing operations....  $   0.62    $  (1.01)    $  (0.88)      $   (1.07)
  Discontinued
    operations.............     (0.06)      (0.04)          --           (0.23)
  Estimated loss on
    disposal of
    discontinued
    operations.............        --          --           --           (0.93)
                             --------    --------     --------       ---------
                             $   0.56    $  (1.05)    $  (0.88)      $   (2.23)
                             ========    ========     ========       =========
Diluted net income (loss)
  per share
  Continuing operations....  $   0.49    $  (1.01)    $  (0.88)      $   (1.07)
  Discontinued
    operations.............     (0.04)      (0.04)          --           (0.23)
  Estimated loss on
    disposal of
    discontinued
    operations.............        --          --           --           (0.93)
                             --------    --------     --------       ---------
                             $   0.45    $  (1.05)    $  (0.88)      $   (2.23)
                             ========    ========     ========       =========

                                              THREE MONTHS ENDED
                             ----------------------------------------------------
                             MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                               2001        2001          2001            2001
                             ---------   ---------   -------------   ------------
                                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Revenues...................  $ 36,687    $  33,056     $  31,755      $  24,072
Operating loss.............   (80,783)    (287,684)      (40,001)      (112,169)
Income (loss) from
  continuing operations
  attributable to common
  shareholders.............   (91,644)    (302,481)     (241,649)      (128,595)
Income (loss) from
  discontinued
  operations...............        --           --            --             --
Loss on disposal of
  discontinued
  operations...............      (522)      (3,381)           --             --
Income (loss) attributable
  to common shareholders,
  including effect of
  preferred stock dividends
  and accretion............   (92,166)    (305,862)     (241,649)      (128,595)
Basic net income (loss) per
  share
  Continuing operations....  $  (0.99)   $   (3.10)    $   (2.46)     $   (1.30)
  Discontinued
    operations.............        --           --            --             --
  Estimated loss on
    disposal of
    discontinued
    operations.............        --        (0.03)           --             --
                             --------    ---------     ---------      ---------
                             $  (0.99)   $   (3.13)    $   (2.46)     $   (1.30)
                             ========    =========     =========      =========
Diluted net income (loss)
  per share
  Continuing operations....  $  (0.99)   $   (3.10)    $   (2.46)     $   (1.30)
  Discontinued
    operations.............        --           --            --             --
  Estimated loss on
    disposal of
    discontinued
    operations.............        --        (0.03)           --             --
                             --------    ---------     ---------      ---------
                             $  (0.99)   $   (3.13)    $   (2.46)     $   (1.30)
                             ========    =========     =========      =========

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, our primary source of liquidity consisted of cash and cash equivalents. We intend to make the majority of such funds readily available for operating purposes. At December 31, 2001, we had cash and cash equivalents and short-term investments totaling $50.3 million, compared to $145.2 million at December 31, 2000. At December 31, 2001 we had negative working capital of $26.6 million.

     Net cash used in operating activities was $72.0 million for the year ended December 31, 2001. Net cash used in operating activities consisted primarily of net operating losses and a decrease in accrued expenses, accounts payable and deferred revenue, offset by decreases in accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities was $15.2 million for the year ended December 31, 2001. Cash provided by investing activities include $21.5 million for the sale and maturities of available-for-sale securities, $0.5 million for the sale of assets and $7.2 million for the release of previously restricted funds. Cash used in investing activities included capital expenditures and capitalized software costs of $14.8 million, business acquisitions net of cash acquired of $26.6 million, and investments made in companies accounted for under the equity or cost method, net of cash received from liquidation, of $2.9 million. The capital expenditures consisted primarily of the purchase of office furniture, computer hardware and communications equipment. We have generally funded our capital expenditures through funds generated from operations and the use of capital leases and expect to continue to do so in the foreseeable future.

     Net cash provided by financing activities was $13.6 million for the year ended December 31, 2001. Net cash provided by financing activities consists of net proceeds from the issuance of common stock to Sumitomo of $15.0 million and net proceeds from the exercise of employee stock options and stock purchase plan transactions of $1.4 million. Cash used in financing activities includes principal payments on capital leases of $2.8 million.

     As of December 31, 2001, we have approximately $5.1 million of accrued restructuring costs related to facility leases, $0.5 million of which were assumed as part of the Atlas Commerce acquisition. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities can not be sublet or the leases early terminated, our contractual lease payments of approximately $13.5 million related to these leases will be due over the respective lease terms in addition to aggregate contractual lease payments of approximately $3.3 million related to facilities we continue to use.

     We are a party to a put/call agreement with British Telecommunications, plc ("BT") whereby we can purchase their remaining 10% interest in Verticalnet Europe at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. The fair value of the put/call price of approximately $13.6 million is included in other current liabilities on the consolidated balance sheet as of December 31, 2001. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable component of the price based on the LIBOR rate is accrued quarterly through the date the put or call is exercised. In February 2002 we agreed with BT to amend the put/call agreement to allow for an early partial exercise of our call using our common stock. As of March 15, 2002, we have issued 2,000,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million towards the put/call obligation. As of March 15, 2002, our put/call liability is approximately $11.8 million (see Note 11 to our consolidated financial statements).

     Our capital lease obligations of approximately $1.9 million are payable in the following amounts: $1.3 million, $0.4 million, and $0.2 million during the years ended December 31, 2002, 2003 and 2004, respectively (see Note 12 to our consolidated financial statements).

     In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004, with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. Approximately $93.3 million of the debentures were converted into shares of our common stock in April 2000. Our outstanding convertible debt as of December 31, 2001 is approximately $21.7 million (see Note 12 to our consolidated financial statements).

     As of March 15, 2002, we anticipate receiving the remaining contractual payments of approximately $6.2 million due from Converge under the amended and restated agreements during the year ended December 31, 2002. Currently, a significant portion of our cash flow requirements will be met through these agreements with Converge. A failure by Converge to make all or part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) could have a material adverse effect on our business, financial condition and operating results.

     During 2001, our available cash, cash equivalent and short-term investments resources declined by approximately $95.0 million, principally as a result of continued operating losses. Accounts receivable also declined by approximately $30.0 million in 2001 to a balance of less than $2.0 million as of December 31, 2001. Cash flows from two significant customers, Microsoft and Converge, were instrumental in financing our business during 2001. As of December 31, 2001, the Microsoft contractual arrangements have been terminated and anticipated cash flows under the Converge contractual arrangements have been significantly curtailed (see Note 10 to our consolidated financial statements). As a result, we will become increasingly dependent on generating revenues and operating cash flows from new customers in 2002.

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

     Should funding not be available on acceptable terms, we may implement additional cost reduction initiatives, including headcount reduction. While such initiatives may enable us to continue to satisfy our short-term obligations and working capital requirements, they may negatively impact our ability to successfully execute our business plan over the longer term.

ACQUISITIONS

2001 Acquisitions

     During the year ended December 31, 2001, in addition to the Atlas Commerce acquisition previously mentioned, we completed two additional acquisitions, including Net Commerce and Plasticsnet. The aggregate purchase price of these acquisitions was approximately $2.0 million in cash. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of net assets acquired of approximately $2.2 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

Tradeum

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. ("Tradeum") for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of our common stock, valued at approximately $325.0 million and 1,426,148 employee options to purchase our common stock, valued as of the date of acquisition at approximately $122.6 million, based on an independent valuation. A portion of the common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $452.6 million was allocated to in-process research and development, existing technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use. The existing technology, assembled workforce and goodwill were being amortized on a straight-line basis over 36 months. As of December 31, 2001, all goodwill and intangible assets related to the Tradeum acquisition have been impaired and written off (see Note 6 to our consolidated financial statements).

Verticalnet Europe

     In June 2000, we formed Verticalnet Europe, a joint venture with BT and Internet Capital Group, Inc. ("ICG"). The joint venture was funded with 109.5 million Euros (approximately $114.7 million as of the closing date) from the three partners. We contributed to Verticalnet Europe approximately $6.8 million in cash and intellectual property independently valued at approximately $120.0 million for the operation of e-marketplaces within Europe in exchange for a 56% ownership interest in Verticalnet Europe. Additionally, Verticalnet Europe and BT created Verticalnet UK Ltd. as part of the joint venture agreement.

     Our ownership of Verticalnet Europe increased from 56% to 72% on December 29, 2000 when Verticalnet Europe redeemed some of its shares held by BT. Due to minority shareholder governance provisions in the original agreement, we were previously accounting for Verticalnet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended to give us control over Verticalnet Europe's operations. Accordingly, we consolidated Verticalnet Europe in our consolidated balance sheet at December 31, 2000 and began consolidating Verticalnet Europe's operations starting January 1, 2001. The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $3.4 million was allocated to goodwill. Additionally, in December 2000 Verticalnet Europe obtained full ownership of Verticalnet UK Ltd.

     During the three months ended March 31, 2001, our percentage ownership of Verticalnet Europe increased to approximately 90%. Verticalnet Europe redeemed a portion of its shares held by ICG, and ICG sold the remaining portion directly to us for approximately $2.3 million in cash. We also purchased a portion of BT's ownership of Verticalnet Europe for approximately $6.4 million in cash and 4,993,173 shares of our common stock. The shares of common stock issued to BT were registered under our acquisition shelf registration statement. We also entered into a put/call agreement with BT whereby we can buy their remaining 10% interest in Verticalnet Europe at any time after closing and BT may sell its investment to us at any time after March 13, 2002 (see Notes 11 and 22 to our consolidated financial statements). The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $20.0 million was allocated to goodwill and was being amortized over 36 months. As of December 31, 2001 all goodwill related to the Verticalnet Europe acquisition has been impaired and written off (see Note 6 to our consolidated financial statements).

Other 2000 Acquisitions

     During the year ended December 31, 2000, we completed six additional acquisitions, including Career Mag, Leasend, J.M. Computer Services, BidLine, FedAmerica and Oralis. The aggregate purchase price of these acquisitions was approximately $5.3 million in cash and 474,060 shares of common stock valued at approximately $36.8 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of tangible net assets acquired of approximately $41.6 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

Isadra

     In August 1999, we acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million in cash, 2,000,000 shares of common stock valued at approximately $37.8 million, based on an independent valuation, and 81,526 options to purchase our common stock, valued at approximately $1.5 million at the date of acquisition using the Black-Scholes model. The common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill in the amounts of approximately $13.6 million, $2.1 million, $0.5 million and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use (see Note 4 to our consolidated financial statements). The existing technology and assembled work force were amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months.

Other 1999 Acquisitions

     During the year ended December 31, 1999, we completed nine additional acquisitions, including Safety Online, Techspex, Oillink, ElectricNet, LabX Technologies, Industry OnLine, CertiSource, GovCon and TextileWeb. The aggregate purchase price for these acquisitions was approximately $3.9 million in cash and 781,488 shares of common stock valued at approximately $27.9 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $33.0 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which is effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     As of January 1, 2002, the adoption date of SFAS No. 142, the remaining unamortized goodwill and identifiable intangible assets of $27.6 million and $3.2 million, respectively, will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangible assets was approximately $119.1 million, $146.8 million and $6.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort required to adopt SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements as of the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

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

                    FACTORS AFFECTING OUR BUSINESS CONDITION

RISKS RELATED TO OUR CONTINUING OPERATIONS

     We may require additional capital for our operations and obligations, which we may not be able to raise or, even if we do, could be dilutive to our shareholders.

     Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next 12 months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we are ultimately unable, for any reason, to receive cash payments expected from our customers, in particular scheduled payments from Converge, our business, financial condition and results of operations will be materially and adversely affected. We also have a 15.4 million Euro (approximately $13.6 million as of December 31, 2001) put/call agreement with British Telecommunications whereby BT has the right to sell its remaining investment in Verticalnet Europe beginning in March 2002. In February 2002 we agreed with BT to amend the put/call agreement to allow for an early partial exercise of our call using our common stock. As of March 15, 2002, we have issued 2,000,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million towards the put/call obligation. Our ability to continue to use our stock to pay this obligation may be limited by our stock price and trading volume, so we may have to use cash to satisfy some or substantially all of this obligation, which could increase our need to obtain additional financing.

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

     We may never generate an operating profit.

     As of December 31, 2001, our accumulated deficit was in excess of $1.1 billion. For the year ended December 31, 2001, we sustained a $768.3 million loss attributable to common shareholders (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

     The revenues and operating results of our SMB unit will no longer be reported in the results from continuing operations beginning in the first quarter of 2002.

     For the year ended December 31, 2001, $90.0 million, or approximately 72% of our overall revenues, were generated primarily from sales of storefronts, marketplace managers and advertising on our SMB unit's industry marketplaces. Because the SMB unit will be treated as a discontinued operation, we will not report future revenues from the SMB unit as part of our continuing operations. As a result of our decision to sell the SMB unit, we anticipate that the composition of our reported revenues will change substantially in future periods. Beginning in 2002, we will be increasingly dependent on generating revenues from enterprise software licensing and professional services. In the foreseeable future, we may not be able to generate revenues from our continuing operations at the levels we did when we included the revenues of the SMB unit in our continuing operations.

     If the business, revenues and operating results of our SMB unit decline prior to a sale of that business, it could delay or impede our ability to sell the SMB unit, which would negatively impact our cash flow and increase our net loss.

     We announced on February 13, 2002, that we intend to sell the SMB unit and will treat it for accounting purposes as a discontinued operation in the first quarter of 2002, based on our expectation that we will sell that business within a reasonable period of time. Although the results of operations of the SMB unit will not be included in our operating results from continuing operations after 2001, we will report the net loss from the SMB unit as discontinued operations on a quarterly basis in determining our total net loss, and we will continue to fund any net cash used in the SMB unit until we complete the sale of the business. If the financial performance of the SMB unit declines, then it could be more difficult for us to sell the SMB unit at an acceptable purchase price, or it could significantly delay our ability to complete a sale. If we continue to own the SMB unit for an extended time period during which its financial performance declines significantly or it has significant unexpected cash needs, then our total net loss and cash flows could be negatively impacted.

     We may not develop significant revenues from enterprise software licensing and professional services, which could adversely affect our future revenue growth and ability to achieve profitability.

     If we do not develop and consistently generate significant revenues from enterprise software licensing and professional services, our business, financial condition and operating results will be impaired. Our ability to generate software revenues depends on the overall demand for enterprise software solutions and professional services, as well as general economic and business conditions. Suppressed demand for software solutions and services caused by a weakening economy and reduced levels of spending on technology solutions may result in less revenue growth than expected or even a decline in revenues. We cannot offer any assurances that we will be able to develop, enhance or promote our enterprise software solutions and professional services effectively, whether as a result of general economic conditions or otherwise.

     If we cannot further reduce our expenses, our operating results will suffer.

     Our expense reductions and layoffs throughout 2001 may not have sufficiently reduced our ongoing operating expenses to a level necessary to achieve operating profits. If we cannot further reduce our expenses, some of which are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases, then our operating results will suffer. In addition, we may not be successful in further identifying and eliminating redundancies within our business, or in streamlining our overall operations as necessary to reduce our expenses.

     Fluctuations in our quarterly operating results may cause our stock price to decline.

     Our quarterly operating results are difficult to forecast and could vary significantly. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied on as indicators of future performance. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall. Our quarterly operating results will be substantially dependent on software licenses booked and delivered in that quarter. Any delay in the recognition of revenue for any of our license transactions could cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels. We also expect that our quarterly operating results will fluctuate significantly due to other factors, many of which are beyond our control, including:

     - anticipated lengthy sales cycles for our products;

     - the size and timing of individual license transactions;

     - intense and increased competition in our target markets;

     - our ability to develop, introduce and bring to market new products and services, or enhancements to our existing products and services, on a timely basis; and

     - risks associated with past and future acquisitions.

     We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

     Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the continued listing requirements is that our common stock maintain a minimum bid price of $1.00 per share. Since August 2001, the bid price for our common stock has dropped below $1.00 during extended periods. If our common stock trades below $1.00 for 30 consecutive trading days, or if we fail to meet any of the other listing requirements, our common stock may be delisted from the Nasdaq National Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

     We anticipate lengthy sales and implementation cycles for our software products.

     We anticipate the sales cycles for our enterprise software products to average approximately six to nine months. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

     We expect to rely on third parties to implement our products.

     We expect to rely increasingly on third parties to implement our software products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet our customers' implementation needs. A number of our competitors have significantly more well-established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

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

     The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our software products or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our software products, or if our improvements, enhancements, offerings or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third party technologies that are useful in our business, which we may not be able to do.

     We may ultimately be unable to compete in the markets for the products and services we offer.

     The markets for our software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the competition in our markets to remain intense and to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

     We are exposed to risks associated with decreases in the fair value, or a complete loss, of our equity investments.

     We may invest in equity instruments of privately-held companies for business and strategic purposes. Such items are included in other investments on our balance sheet. As of December 31, 2001, we held cost method investments of $10.6 million, of which our Converge investment was $7.8 million. We may never realize any return on our equity interests in Converge or these other entities, or we may suffer a complete loss of these equity interests, which could materially and adversely affect our business, financial condition and operating results. In addition, our quarterly results may be materially reduced if we determine that an impairment in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities. During the year ended December 31, 2001, we recorded an aggregate of $231.3 million in impairment charges for other than temporary declines in the fair value of several of our cost method, equity method and available-for-sale investments, $207.2 million of which was a write-down of our investment in Converge.

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

     If we do not develop the "Verticalnet" brand in the enterprise software industry, our revenues might not increase.

     To be successful, we must establish and continuously strengthen the awareness of the "Verticalnet" brand in the enterprise software industry. If our brand awareness as a maker of enterprise software does not develop, or if developed, is not sustained as a respected brand, it could decrease the attractiveness of our products and services to potential customers, which could result in decreased revenues.

     Our interests may conflict with those of Internet Capital Group, our largest shareholder, which may affect our business strategy and operations negatively.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At December 31, 2001, Internet Capital Group beneficially owned 25,318,644 shares, or approximately 22.3%, of our common stock, which includes 250,000 shares of our common stock underlying $5.0 million of our 5 1/4% convertible subordinated debt, and 478,624 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group for business opportunities. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

     Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

     To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of December 31, 2001, Internet Capital Group's ownership interest in us was 22.3%. On March 15, 2002, Internet Capital Group filed a Schedule 13D stating that it had increased its beneficial ownership in us to 35,841,747, or 31.6% of our common stock, because it had reached an agreement with Safeguard Scientifics that provides it with the right of first refusal to purchase the 10,523,103 shares of our stock that Safeguard owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a

25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock's market price.

     Our success depends on our key management and experienced software personnel, whom we may not be able to retain or hire.

     We believe that our success depends on continued employment of our senior management team and on having a highly trained research and development staff, sales force and professional service organization. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. If we are unable to retain or hire trained technical personnel and experienced software sales and service professionals, it could limit our ability to design, develop and implement our products, or increase sales of our products and services. Ultimately, our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

     We may not be able to protect our proprietary rights and may infringe the proprietary rights of others.

     Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. Although we file copyright registrations for the source code underlying our software, enforcement of our rights might be too difficult and costly for us to pursue effectively. We have filed patent applications for the proprietary technology underlying our software, but our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. Effective patent, copyright and trade secret protection of our software may be unavailable or limited in certain countries.

     Several lawsuits have been brought against us and the outcome of these lawsuits is uncertain.

     Several lawsuits have been brought against us and the underwriters of our stock in our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for that offering was materially misleading because it did not disclose these sales practices. We intend to vigorously defend against these lawsuits. No assurance can be given as to the outcome of these lawsuits.

     We may not have sufficient cash flow from operations to service our debt.

     As of December 31, 2001, we had approximately $24.9 million in long-term debt (including $21.7 million of our outstanding 5 1/4% convertible subordinated debentures due 2004). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

     Shares eligible for future sale by our current or future shareholders may cause our stock price to decline.

     If our shareholders or optionholders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of March 15, 2002, the holders of 42,151,578 shares of common stock (which includes the 14,157,630 shares issued in the acquisition of Atlas Commerce), warrants to purchase 2,127,038 shares of common stock and 110,930 shares of Series A preferred stock, which are convertible into approximately 1,276,890 shares of common stock, have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

     The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market's adverse reaction to such volatility. Factors that could cause volatility in our stock, in some cases regardless of our operating performance, include, among other things:

     - general economic conditions, including suppressed demand for technology products and services;

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - new products or services;

     - changes in financial estimates by securities analysts;

     - conditions or trends in business-to-business usage of software and related technology;

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

     We have not yet cleared all of the SEC's comments relating to our recent filing.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the classification of certain previously reported revenue and expense items of our SMB business and therefore, we do not believe the ultimate resolution of such comments will change our previously reported cumulative net loss. As previously announced on February 13, 2002, we intend to sell our SMB business, and accordingly that business will be accounted for prospectively from January 1, 2002 forward, as a discontinued operation. Such presentation requires that all elements of revenue and expense be netted as a single line item to report net results of operations. As a result, revenues and expenses of our SMB business will no longer be separately presented in our financial statements. We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB business are appropriate. As of the date of this filing, we cannot provide assurance that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the S-3.

     The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

     To the extent we are required to amend the filings in a manner that is inconsistent with the presentation in our previous filings, including our financial statements, our business and the market price of our common stock could be materially and adversely affected.

RISKS RELATED TO OUR SMALL/MEDIUM BUSINESS UNIT THAT WE INTEND TO SELL, WHICH THEREFORE WILL BE TREATED FOR ACCOUNTING PURPOSES AS A DISCONTINUED OPERATION AFTER 2001.

     If we are unable to provide new customer leads to the suppliers, buyers and other users of our industry marketplaces, it may negatively impact the operating results of our SMB unit.

     The success of our SMB unit depends on our ability to provide sales leads to the suppliers, buyers and other users of our industry marketplaces. If we are unable to attract buyers to visit our industry marketplaces then they will be unlikely to leave sales leads for our suppliers. If we are unable to consistently provide sales leads to suppliers, they will be unlikely to purchase or renew our marketplace manager tools. If suppliers have an unsatisfactory experience receiving sales leads, we would have difficulty in cross-marketing to them to leave sales leads in buying for their own businesses from other suppliers. If the sales leads that suppliers do receive are of such poor quality that they consistently fail to result in sales, then they will be unlikely to purchase or renew our marketplace manager tools.

     The success of our SMB unit depends on the development of alliances with third-party marketplaces to drive additional leads to our suppliers, which is uncertain.

     The success of the SMB unit depends in part upon our ability to drive more leads to our suppliers by syndicating our suppliers' content into industry marketplaces maintained by other parties. We expect to rely increasingly on alliances with third-party marketplaces to syndicate our suppliers' content into other industry marketplaces. Our failure to maintain relationships and build new ones with third-party industry marketplaces. could result in our failure to provide leads to our suppliers.

     If we cannot generate new revenues from the sale of marketplace manager products, then our SMB business would suffer.

     Our SMB unit currently relies for a material part of its revenues on the sale of our marketplace manager tool, which helps customers generate sales leads on our industry marketplaces. If we are not able to increase our level of new revenues from marketplace manager sales, our SMB business may suffer. Our ability to increase our new sales or renewals of our marketplace manager tools depends on many factors, including, without limitation:

     - general economic conditions and their impact on demand for online sales tools;

     - acceptance of the Internet as a legitimate, effective and measurable medium for business-to-business activity;

     - the development of a large base of users on our industry marketplaces who possess demographic characteristics attractive to suppliers; and

     - our ability to develop effective marketing programs and build relationships with third-party providers to help generate sales leads.

     The content on our SMB unit industry marketplaces may not attract a significant number of users with demographic characteristics valuable to suppliers.

     The future success of the SMB unit depends in part upon our ability to deliver compelling business content on our industry marketplaces that will attract a significant number of buyers and other users with demographic characteristics valuable to business suppliers. Our inability to deliver business content that attracts a loyal buyer base with demographic characteristics attractive to suppliers could impair the business, financial condition and operating results of the SMB unit. We face the challenge of delivering content that is attractive to users in an environment characterized by rapidly changing user preferences, as well as the ease with which users can freely navigate and instantly switch among a large number of Internet sites, many of which offer business content that may be more attractive than ours. If we cannot consistently anticipate or respond quickly to changes in user preferences or distinguish our content from that offered on other Web sites, our SMB unit industry marketplaces may not attract a significant number of users with demographic characteristics that buyers and suppliers are seeking.

     We may not be able to protect the proprietary rights of our SMB unit and may infringe the proprietary rights of others.

     Generally, our domain names for our SMB unit industry marketplaces cannot be protected as trademarks because they are considered "generic" under applicable law. In addition, effective copyright, trademark, patent and trade secret protection may be unavailable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work. We also license content from third parties for our industry marketplaces, which makes it possible that we could become subject to infringement actions based upon the content licensed from those third parties.

     Our failure to maintain relationships with third-party content providers may impair the operating results of our SMB unit.

     We have relied on, and expect to rely increasingly on, third parties such as news wires to provide content for our industry marketplaces. If we are unable to maintain our relationships with third-party content providers, or replace them with other content providers on comparable terms, then we could suffer decreased traffic on, and customer leads through, our industry marketplaces.

     We may be subject to legal liability for publishing or distributing content on our industry marketplaces over the Internet.

     Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content they offer. We may be subject to legal claims relating to the content on our industry marketplaces, or the downloading and distribution of such content. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, some of the content provided on our industry marketplaces is drawn from data compiled by other parties, including governmental and commercial sources, and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Our SMB unit's business, financial condition and operating results could suffer materially if costs resulting from these claims are not covered by our insurance or exceed our coverage.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of December 31, 2001, our portfolio of investments included $50.3 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2001 would have decreased by less than $0.5 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of December 31, 2001 we hold cost method investments of approximately $10.6 million, of which our Converge investment is $7.8 million. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. During the year ended December 31, 2001, we recorded $219.2 million of impairment charges for other than temporary declines in the fair value of several of our cost method investments. Approximately $207.2 million of the impairment charge was related to write-downs of our Converge investment, which was initially valued at $215.0 million in January 2001. Since our initial investments, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of December 31, 2001, the fair market value of these marketable equity securities included in short-term and long-term investments was $2.6 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Independent Auditors' Report..............................   49
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................   50
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   51
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   52
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2001, 2000 and 1999...   53
  Consolidated Statements of Other Comprehensive Loss for
     the years ended December 31, 2001, 2000 and 1999.......   55
  Notes to Consolidated Financial Statements................   56

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of Verticalnet, Inc.:

     We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows, shareholders' equity (deficit) and other comprehensive loss for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                                        KPMG LLP

Philadelphia, Pennsylvania
February 12, 2002, except
for Note 22, which is as of
March 15, 2002

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001           2000
                                                              -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    50,252    $  123,803
  Short-term investments....................................           36        21,349
  Accounts receivable, net of allowance for doubtful
     accounts of $987 in 2001 and $2,072 in 2000............        1,891        31,932
  Prepaid expenses and other assets.........................       10,091        37,264
                                                              -----------    ----------
          Total current assets..............................       62,270       214,348
                                                              -----------    ----------
Property and equipment, net.................................       11,421        32,398
Net assets of discontinued operations.......................           --       215,000
Goodwill and other intangibles, net of accumulated
  amortization of $24,462 in 2001 and $149,015 in 2000......       30,775       388,341
Long-term investments.......................................        2,599        22,861
Other investments...........................................       10,831        17,543
Other assets................................................        7,735        32,793
                                                              -----------    ----------
          Total assets......................................  $   125,631    $  923,284
                                                              ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $     3,919    $   10,821
  Accrued expenses..........................................       25,528        67,251
  Deferred revenues.........................................       44,483        57,323
  Other current liabilities.................................       14,949         1,597
                                                              -----------    ----------
          Total current liabilities.........................       88,879       136,992
                                                              -----------    ----------
Long-term debt..............................................          550           952
Other long-term liabilities.................................        2,599        22,630
Convertible notes...........................................       21,705        21,705
                                                              -----------    ----------
          Total liabilities.................................      113,733       182,279
                                                              -----------    ----------
Commitments and contingencies (see Notes 13 and 14)
Minority interest...........................................           --        40,843
                                                              -----------    ----------
Series A 6.00% convertible redeemable preferred stock, $.01
  par value issued 250,000 shares authorized, 109,290 shares issued in 2001 and 101,450 shares in 2000 plus accrued
  dividends of $1,639 in 2001 (liquidation value of
  $109,290).................................................      102,180        94,760
                                                              -----------    ----------
Put arrangement involving common stock......................        1,057            --
                                                              -----------    ----------
Shareholders' equity (deficit):
  Preferred stock $.01 par value, 9,750,000 shares
     authorized, none issued in 2001 and 2000...............           --            --
  Common stock $.01 par value, 1,000,000,000 shares
     authorized, 113,006,208 shares issued in 2001 and
     88,047,949 shares issued in 2000.......................        1,130           880
  Additional paid-in capital................................    1,054,334     1,004,149
  Deferred compensation.....................................          (98)         (363)
  Accumulated other comprehensive loss......................         (959)      (14,370)
  Accumulated deficit.......................................   (1,144,941)     (384,089)
                                                              -----------    ----------
                                                                  (90,534)      606,207
  Treasury stock, at cost 656,356 shares in 2001 and 2000...         (805)         (805)
                                                              -----------    ----------
          Total shareholders' equity (deficit)..............      (91,339)      605,402
                                                              -----------    ----------
          Total liabilities and shareholders' equity
            (deficit).......................................  $   125,631    $  923,284
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    --------
REVENUES:
E-enablement, e-commerce, advertising and other
  services...............................................  $  89,962    $ 104,548    $ 18,428
Software licensing and related services..................     35,608        7,906          --
                                                           ---------    ---------    --------
Total revenues...........................................    125,570      112,454      18,428
COSTS AND EXPENSES:
Cost of e-enablement, e-commerce, advertising and other
  services...............................................     21,157       39,247       8,611
Cost of software licensing and related services..........     17,354        4,503          --
Research and development.................................     27,037       34,178       7,396
Sales and marketing......................................     63,421       80,578      25,303
General and administrative...............................     49,550       56,924      10,637
Amortization.............................................    121,726      139,841       6,814
Restructuring and asset impairment charges...............    345,542       11,530          --
In-process research and development charges..............        420       10,000      13,600
                                                           ---------    ---------    --------
Operating loss...........................................   (520,637)    (264,347)    (53,933)
                                                           ---------    ---------    --------
Other income (expense), net..............................   (236,350)      59,460          --
Interest income, net.....................................         38        2,557       1,344
                                                           ---------    ---------    --------
Net loss from continuing operations......................   (756,949)    (202,330)    (52,589)
Discontinued operations:
  Loss from operations of the Verticalnet Exchanges
     segment.............................................         --      (27,018)       (891)
  Loss on disposal of the Verticalnet Exchanges
     segment.............................................     (3,903)     (81,968)         --
                                                           ---------    ---------    --------
Net loss.................................................   (760,852)    (311,316)    (53,480)
Preferred stock dividends and accretion..................     (7,420)      (5,264)         --
                                                           ---------    ---------    --------
Loss attributable to common shareholders.................  $(768,272)   $(316,580)   $(53,480)
                                                           =========    =========    ========
Basic and diluted loss per common share:
  Continuing operations..................................  $   (7.89)   $   (2.50)   $  (0.84)
  Loss from discontinued operations......................         --        (0.32)      (0.02)
  Loss on disposal of discontinued operations............      (0.04)       (0.99)         --
                                                           ---------    ---------    --------
  Loss per common share..................................  $   (7.93)   $   (3.81)   $  (0.86)
                                                           =========    =========    ========
Weighted average common shares outstanding used in basic
  and diluted per share calculation......................     96,921       83,127      62,391
                                                           =========    =========    ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Net loss....................................................  $(760,852)  $(311,316)  $ (53,480)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    135,622     147,286       8,086
  Noncash restructuring charges.............................     37,475          --          --
  Intangible asset impairment...............................    284,353      11,530          --
  Write-down related to cost method, equity method and
    available-for-sale investments..........................    231,327       6,439          --
  Other noncash charges.....................................      2,408         312         632
  Loss on disposal of property and equipment................        286          --          31
  Loss from equity method investments.......................      2,312       2,769          --
  Loss on disposal of discontinued operations...............      3,903      81,968          --
  Net loss (gain) on investments............................      3,829     (79,875)         --
  In-process research and development charge................        420      10,000      13,600
  Discontinued operations -- working capital changes and
    noncash charges.........................................         --     109,778       7,609
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable.......................................     30,231     (21,172)     (7,741)
  Prepaid expenses and other assets.........................     15,200     (13,904)     (6,874)
  Accounts payable..........................................     (6,684)      5,495         528
  Accrued restructuring charge expenses.....................      7,082          --          --
  Other accrued expenses....................................    (46,521)     17,128       7,156
  Deferred revenues.........................................    (12,347)     47,146       7,033
                                                              ---------   ---------   ---------
    Net cash provided by (used in) operating activities.....    (71,956)     13,584     (23,420)
                                                              ---------   ---------   ---------
Investing activities:
  Acquisitions, net of cash acquired........................    (26,616)     15,231     (61,898)
  Purchase of available-for-sale investments................         --     (88,975)   (195,043)
  Purchase of cost and equity method company investments,
    net of liquidation proceeds.............................     (2,914)    (19,011)     (6,700)
  Proceeds from sale and redemption of available-for-sale
    investments.............................................     21,499     141,569     133,783
  Advances..................................................         --          --        (965)
  Restricted cash...........................................      7,165      (9,900)     (1,220)
  Proceeds from sale of assets..............................        500          --          --
  Capital expenditures......................................    (14,784)    (28,972)     (5,052)
  Discontinued operations -- investing activities...........         --     (38,008)     (5,287)
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................    (15,150)    (28,066)   (142,382)
                                                              ---------   ---------   ---------
Financing activities:
  Repayments of line of credit..............................         --          --      (2,000)
  Proceeds from forward sale................................         --      47,441          --
  Principal payments on long-term debt and obligations under
    capital leases..........................................     (2,802)     (2,083)     (1,507)
  Proceeds from issuance of common stock....................     15,000          --          --
  Net proceeds from issuance of common stock in initial
    public offering.........................................         --          --      58,459
  Net proceeds from convertible debt issuance...............         --          --     110,870
  Net proceeds from issuance of convertible preferred stock
    and warrants............................................         --      99,900          --
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................      1,357      28,784       1,953
  Discontinued operations -- financing activities...........         --     (43,393)         --
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............     13,555     130,649     167,775
                                                              ---------   ---------   ---------
Net increase (decrease) in cash.............................    (73,551)    116,167       1,973
Cash and cash equivalents -- beginning of period............    123,803       7,636       5,663
                                                              ---------   ---------   ---------
Cash and cash equivalents -- end of period..................  $  50,252   $ 123,803   $   7,636
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest (includes
    conversion payment to debt holders of approximately
    $11,200 in 2000)........................................  $   1,379   $  14,917   $     301
                                                              =========   =========   =========
Supplemental schedule of noncash investing and financing
  activities:
  Equipment acquired under capital leases...................  $      --   $     736   $   3,120
  Issuance of common stock as consideration for
    acquisitions............................................     42,250     620,336      67,155
  Common stock to be issued as consideration for an
    acquisition.............................................         --          --      99,546
  Warrant exercises.........................................         --         653          92
  Preferred dividends.......................................      7,420       5,264          --
  Conversion of convertible debt, notes and related party
    loans to common stock...................................         --      90,400       5,000

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                             PREFERRED STOCK      COMMON STOCK                     ADDITIONAL                  ACCUMULATED OTHER
                            -----------------   -----------------   COMMON STOCK    PAID-IN       DEFERRED       COMPREHENSIVE
                            SHARES    AMOUNT     SHARES    AMOUNT   TO BE ISSUED    CAPITAL     COMPENSATION         LOSS
                            ------   --------   --------   ------   ------------   ----------   ------------   -----------------
Balance, December 31,
  1998....................   7,806   $     78     10,538   $  105     $     --     $   19,488      $(594)          $     --
Conversion to common
  stock...................  (7,806)       (78)    38,939      389           --           (311)        --                 --
Sale of common stock in
  initial public
  offering................      --         --     16,100      161           --         58,126         --                 --
Common stock to be
  issued..................      --         --         --       --       99,546             --         --                 --
Notes converted to common
  stock...................      --         --      1,250       13           --          4,987         --                 --
Exercise of options.......      --         --      2,215       22           --          1,358         --                 --
Shares issued through
  employee stock purchase
  plan....................      --         --        143        2           --            571         --                 --
Shares issued as
  consideration for
  acquisitions............      --         --      2,788       28           --         67,127         --                 --
Exercise of warrants......      --         --        148        1           --             91         --                 --
Unearned compensation.....      --         --         --       --           --            438       (495)                --
Amortization of unearned
  compensation............      --         --         --       --           --             --        488                 --
Net loss..................      --         --         --       --           --             --         --                 --
Other comprehensive
  loss....................      --         --         --       --           --             --         --               (219)
                            ------   --------   --------   ------     --------     ----------      -----           --------
Balance, December 31,
  1999....................      --         --     72,121      721       99,546        151,875       (601)              (219)
                            ------   --------   --------   ------     --------     ----------      -----           --------
Issuance of warrants......      --         --         --       --           --         18,007         --                 --
Issuance of Series A 6.00%
  convertible redeemable
  preferred stock.........     100     89,496         --       --           --             --         --                 --
Series A 6.00% convertible
  redeemable preferred
  stock dividends
  issued..................       1      1,450         --       --           --         (1,450)        --                 --
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion...........      --      3,814         --       --           --         (3,814)        --                 --
Reclassification of Series
  A 6.00% convertible
  redeemable preferred
  stock (see Note 15).....    (101)   (94,760)        --       --           --             --         --                 --
Conversion of convertible
  debt....................      --         --      4,665       46           --         90,354         --                 --
Exercise of options.......      --         --      3,806       38           --         26,003         --                 --

                                                          TOTAL
                            ACCUMULATED   TREASURY    SHAREHOLDERS'
                              DEFICIT      STOCK     EQUITY (DEFICIT)
                            -----------   --------   ----------------
Balance, December 31,
  1998....................  $   (19,293)   $ (60)    $           (276)
Conversion to common
  stock...................           --       --                   --
Sale of common stock in
  initial public
  offering................           --       --               58,287
Common stock to be
  issued..................           --       --               99,546
Notes converted to common
  stock...................           --       --                5,000
Exercise of options.......           --       --                1,380
Shares issued through
  employee stock purchase
  plan....................           --       --                  573
Shares issued as
  consideration for
  acquisitions............           --       --               67,155
Exercise of warrants......           --      (92)                  --
Unearned compensation.....           --       --                  (57)
Amortization of unearned
  compensation............           --       --                  488
Net loss..................      (53,480)      --              (53,480)
Other comprehensive
  loss....................           --       --                 (219)
                            -----------    -----     ----------------
Balance, December 31,
  1999....................      (72,773)    (152)             178,397
                            -----------    -----     ----------------
Issuance of warrants......           --       --               18,007
Issuance of Series A 6.00%
  convertible redeemable
  preferred stock.........           --       --               89,496
Series A 6.00% convertible
  redeemable preferred
  stock dividends
  issued..................           --       --                   --
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion...........           --       --                   --
Reclassification of Series
  A 6.00% convertible
  redeemable preferred
  stock (see Note 15).....           --       --              (94,760)
Conversion of convertible
  debt....................           --       --               90,400
Exercise of options.......           --       --               26,041

                             PREFERRED STOCK      COMMON STOCK                     ADDITIONAL                  ACCUMULATED OTHER
                            -----------------   -----------------   COMMON STOCK    PAID-IN       DEFERRED       COMPREHENSIVE
                            SHARES    AMOUNT     SHARES    AMOUNT   TO BE ISSUED    CAPITAL     COMPENSATION         LOSS
                            ------   --------   --------   ------   ------------   ----------   ------------   -----------------
Shares issued through
  employee stock purchase
  plan....................      --         --        113        1           --          2,742         --                 --
Shares issued as
  consideration for
  acquisitions............      --         --      7,186       72      (99,546)       719,810         --                 --
Exercise of warrants......      --         --        157        2           --            651         --                 --
Unearned compensation.....      --         --         --       --           --            (29)        29                 --
Amortization of unearned
  compensation............      --         --         --       --           --             --        209                 --
Net loss..................      --         --         --       --           --             --         --                 --
Other comprehensive
  loss....................      --         --         --       --           --             --         --            (14,151)
                            ------   --------   --------   ------     --------     ----------      -----           --------
Balance, December 31,
  2000....................      --         --     88,048      880           --      1,004,149       (363)           (14,370)
                            ------   --------   --------   ------     --------     ----------      -----           --------
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion...........      --         --         --       --           --         (7,420)        --                 --
Exercise and acceleration
  of options..............      --         --      1,519       15           --          1,475         --                 --
Shares issued through
  employee stock purchase
  plan....................      --         --        262        3           --            332         --                 --
Shares issued pursuant to
  private investment (see
  Note 15)................      --         --      2,763       28           --         14,972         --                 --
Shares issued as
  consideration for
  acquisitions............      --         --     20,414      204           --         42,046         --                 --
Reclassification of put
  arrangement (see Note
  3)......................      --         --         --       --           --         (1,057)        --                 --
Unearned compensation.....      --         --         --       --           --           (163)       163                 --
Amortization of unearned
  compensation............      --         --         --       --           --             --        102                 --
Net loss..................      --         --         --       --           --             --         --                 --
Other comprehensive
  income..................      --         --         --       --           --             --         --             13,411
                            ------   --------   --------   ------     --------     ----------      -----           --------
Balance, December 31,
  2001....................      --   $     --   $113,006   $1,130     $     --     $1,054,334      $ (98)          $   (959)
                            ======   ========   ========   ======     ========     ==========      =====           ========

                                                          TOTAL
                            ACCUMULATED   TREASURY    SHAREHOLDERS'
                              DEFICIT      STOCK     EQUITY (DEFICIT)
                            -----------   --------   ----------------
Shares issued through
  employee stock purchase
  plan....................           --       --                2,743
Shares issued as
  consideration for
  acquisitions............           --       --              620,336
Exercise of warrants......           --     (653)                  --
Unearned compensation.....           --       --                   --
Amortization of unearned
  compensation............           --       --                  209
Net loss..................     (311,316)      --             (311,316)
Other comprehensive
  loss....................           --       --              (14,151)
                            -----------    -----     ----------------
Balance, December 31,
  2000....................     (384,089)    (805)             605,402
                            -----------    -----     ----------------
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion...........           --       --               (7,420)
Exercise and acceleration
  of options..............           --       --                1,490
Shares issued through
  employee stock purchase
  plan....................           --       --                  335
Shares issued pursuant to
  private investment (see
  Note 15)................           --       --               15,000
Shares issued as
  consideration for
  acquisitions............           --       --               42,250
Reclassification of put
  arrangement (see Note
  3)......................           --       --               (1,057)
Unearned compensation.....           --       --                   --
Amortization of unearned
  compensation............           --       --                  102
Net loss..................     (760,852)      --             (760,852)
Other comprehensive
  income..................           --       --               13,411
                            -----------    -----     ----------------
Balance, December 31,
  2001....................  $(1,144,941)   $(805)    $        (91,339)
                            ===========    =====     ================

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
Net loss...................................................  $(760,852)  $(311,316)  $(53,480)
Unrealized gain on forward sale............................     20,030      29,768         --
Foreign currency translation adjustment....................       (699)        169         --
Unrealized loss on investments:
  Unrealized loss..........................................    (18,106)    (44,088)      (219)
  Reclassification adjustment for realized loss included in
     net loss..............................................     12,186          --         --
                                                             ---------   ---------   --------
Comprehensive loss.........................................  $(747,441)  $(325,467)  $(53,699)
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

     Verticalnet, Inc. was incorporated in Pennsylvania on July 28, 1995. We are a leading provider of collaborative supply chain solutions that enable companies, and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform. Additionally, we have the Small/Medium Business ("SMB") group (formerly referred to as Verticalnet Markets) that operates and manages the 59 industry-specific on-line marketplaces. Our SMB business is a leading provider of internet enabled, industry-specific supplier networks designed to allow small-to medium-sized companies to conduct business with enterprise buyers over the Web.

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

Basis of Presentation

     Our consolidated financial statements include the financial statements of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

     On January 20, 2000 and July 21, 1999, our board of directors approved a two-for-one stock split of our common stock effected on March 31, 2000 and August 20, 1999, respectively. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for these splits.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for accounts receivable; inventory write-downs; carrying values for intangible assets and non-publicly held investments; and restructuring charges for abandoned operating leases.

Cash and Cash Equivalents

     Cash and cash equivalents include cash, money market investments and other highly liquid investments with maturities of three months or less.

Restricted Cash

     Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2001, we had approximately $2.0 million and $1.7 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance

                               VERTICALNET, INC.

sheet. At December 31, 2000, we had approximately $7.9 million and $3.7 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet.

Investments

     We account for debt securities and marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These available-for-sale investments are classified as short-term and long-term investments on the consolidated balance sheet and are reported at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). Realized gains or losses and other than temporary declines in fair value of available-for-sale securities are reported in other income (expense), as incurred.

     We hold equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments on the consolidated balance sheet and are accounted for under the cost method since our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over the investees. For these non-publicly traded investments, our policy is to regularly review the market conditions and the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values.

     Investments in privately owned companies whose results are not consolidated, but over whom we exercise significant influence are accounted for under the equity method of accounting and included in other investments on the consolidated balance sheet. Determining whether we exercise significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee's board of directors, as well as our overall ownership level of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, our share of the earnings or losses of the investee is reflected in other income (expense) on our consolidated statement of operations.

Inventory

     Inventory consists of merchandise purchased for resale in our asset remarketing business, which is part of the SMB group. Inventory is recorded at the lower of cost or market with cost determined on a specific identification basis. During the year ended December 31, 2001, we recorded an inventory write-down of approximately $2.6 million, which is included in cost of e-enablement, e-commerce, advertising and other services revenue. The inventory balance included in prepaid expenses and other assets, is approximately $2.6 million and $1.3 million at December 31, 2001 and 2000, respectively.

Property and Equipment

     Property and equipment are originally stated at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:


Computer equipment and software.............................   1.5-3 years
Office equipment and furniture..............................       5 years
Trade show equipment........................................       7 years
Leasehold improvements......................................     3-5 years

Capitalized Software

     Under the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed

                               VERTICALNET, INC.

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

     Software costs capitalized under SOP 98-1 and SFAS No. 86 approximated $0.4 million and $6.1 million as of December 31, 2001 and 2000, respectively, and are included in property and equipment on the consolidated balance sheet. Amortization expense for the years ended December 31, 2001 and 2000 was approximately $2.7 million and $2.0 million. The carrying value of the software is regularly reviewed and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. Approximately $4.0 million and $1.0 million of capitalized software costs were impaired and included in the restructuring and asset impairment charges during the years ended December 31, 2001 and 2000, respectively.

Intangible and Other Long-Lived Assets

     Goodwill is amortized using the straight-line method from the date of acquisition over the period of the expected benefits, which is three years. Other intangible assets resulting from acquisitions, including covenants not-to-compete, acquired technology and contractual arrangements, are also amortized using the straight-line method from the date of acquisition over the period of the expected benefits, ranging from 3 to 36 months.

     We regularly perform reviews to determine whether events or changes in circumstances indicate that the carrying value of the goodwill and other intangible assets may not be recoverable. We assess long-lived assets for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill and other intangible assets could change in the near term and that the effect of such changes on the consolidated financial statements could be material. While we currently believe that the recorded amount of goodwill and other intangible assets at December 31, 2001 is not impaired, a significant write-down or write off may be required in the future.

Self Insurance

     We are self-insured for certain losses related to employee medical benefits. We have purchased stop-loss coverage in order to limit our exposure. Self insurance losses are accrued based on our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At December 31, 2001 and 2000, the accrued liability for self-insured losses is included in accrued expenses and approximates $0.8 million and $1.3 million, respectively.

Financial Instruments

     In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market

                               VERTICALNET, INC.

information and valuation methodologies. Our financial instruments consist of cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable, capital leases and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, is a reasonable estimate of their fair market values at December 31, 2001 and 2000 due to the short maturities of such items. Based on their quoted market value as of December 31, 2001 and 2000, the convertible notes are estimated to have an aggregate fair market value of approximately $5.4 million and $11.5 million, respectively.

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short-term investments and trade receivables. Cash and cash equivalents are held with high quality financial institutions. Short-term investments are primarily held in high quality corporate debt instruments and government obligations. We periodically perform credit evaluations of our customers and maintain reserves for potential losses. We do not anticipate losses from these receivables in excess of the provided allowances.

     Total revenues from Microsoft were approximately $60.0 million, or 48%, of total revenues for the year ended December 31, 2001 and $30.5 million, or 27%, of total revenues for the year ended December 31, 2000. Approximately 38% of our deferred revenue balance as of December 31, 2001 relates to Microsoft. Total revenues from Converge, Inc. ("Converge") were approximately $30.9 million, or 25%, of total revenues for the year ended December 31, 2001. Approximately 52% of our deferred revenue balance as of December 31, 2001 relates to Converge. No single customer accounted for greater than 10% of total revenues during the year ended December 31, 1999.

Revenue Recognition

     We generate revenue from three primary sources: e-enablement and e-commerce; advertising and services; and software licensing and related services.

     E-enablement and e-commerce revenues include storefront, marketplace manager and e-commerce center fees and e-commerce fees. Storefront, marketplace manager and e-commerce center fees are recognized ratably over the period of the contract. E-commerce fees in the form of transaction fees and percentage of sale fees are recognized upon receipt of payment. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped.

     Advertising revenues, including buttons and banners, are recognized ratably over the period of the applicable contract if time based or as delivered if impression based. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Although advertising contracts generally do not extend beyond one year, certain contracts are for multiple years. Previously we also entered into strategic co-marketing agreements to develop co-branded Web sites. Hosting and maintenance service revenues under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

     Revenues from software licensing and related services are accounted for under SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple

                               VERTICALNET, INC.

elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. For certain agreements where the professional services provided are essential to the functionality of the software or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized on a straight-line basis or in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

     At December 31, 2001 and December 31, 2000, approximately $0.6 million and $4.2 million, respectively, of the accounts receivable balance was unbilled due to customer payment terms.

     Pursuant to the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 99-17, Accounting for Advertising Barter Transactions, barter transactions are recorded at the estimated fair value of the advertisements or other services given, based on recent historical cash transactions. Barter revenue is recognized when the advertising impressions or other services are delivered to the customer, and advertising expense is recorded when the advertising impressions or other services are received from the customer. If we receive the advertising impressions or other services from the customer prior to our delivery of the advertising impressions, a liability is recorded on the consolidated balance sheet. If we deliver the advertising impressions to the customer prior to receiving the advertising impressions or other services, a prepaid expense is recorded on the consolidated balance sheet. For the years ended December 31, 2001, 2000 and 1999, we recognized approximately $6.4 million, $9.4 million and $3.8 million of advertising revenues, respectively, and $8.4 million, $7.7 million and $3.0 million of advertising expenses, respectively, from barter transactions. We have recorded approximately $0.2 million and $2.3 million in prepaid expenses related to barter transactions as of December 31, 2001 and 2000, respectively.

Research and Development

     Research and development costs consist primarily of salaries and benefits, consulting and other related expenses, which are expensed as incurred.

Advertising Costs

     We expense advertising costs as incurred and report such costs as a component of sales and marketing expense. Advertising expenses, exclusive of barter advertising discussed above, were approximately $19.5 million, $32.4 million and $4.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                               VERTICALNET, INC.

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

Income Taxes

     We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Computation of Historical Net Loss Per Share

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

New Pronouncements

     Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in other income (expense). If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in other income (expense) when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in other income (expense).

     We use derivative instruments to manage exposures to foreign currency and security prices. Our objective for holding derivatives is to effectively eliminate or reduce the impact of these exposures.

     In July 2000, we entered into forward sale contracts relating to a security classified as an available-for-sale investment under SFAS No. 115. Under these contracts, we pledged the securities to the counterparty for a three-year period in return for approximately $47.4 million of cash, which was net of the initial cost of the

                               VERTICALNET, INC.

transaction of $5.0 million. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged securities to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. The forward sale has been designated as a cash flow hedge with corresponding gains and losses recorded in other comprehensive loss. The amounts recorded in other comprehensive loss will be recognized in other income (expense) when the forward sale is settled in July 2003. The unrealized gain on the forward sale included in other comprehensive income (loss) was $49.8 million and $29.8 million for the years ended December 31, 2001 and 2000, respectively (see Note 9).

     During the year ended December 31, 2001, we also had fixed obligations denominated in Euros that we hedged with foreign currency forwards to reduce the foreign currency fluctuation risk. These foreign currency forward agreements, which were all settled as of December 31, 2001, had been classified as fair value hedges. The transition adjustment from adopting SFAS No. 133 for these agreements was immaterial. During the year ended December 31, 2001, we recorded approximately $0.2 million in other income (expense) related to these foreign currency forward contracts.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which is effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     As of January 1, 2002, the adoption date of SFAS No. 142, the remaining unamortized goodwill and identifiable intangible assets of $27.6 million and $3.2 million, respectively, will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangible assets was approximately $119.1 million, $146.8 million and $6.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort required to adopt SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements as of the date of this report.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     We plan to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the

                               VERTICALNET, INC.

impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

(2) LIQUIDITY

     During 2001, our available cash, cash equivalent and short-term investments resources declined by approximately $95.0 million, principally as a result of continued operating losses. Accounts receivable also declined by approximately $30.0 million in 2001 to a balance of less than $2.0 million as of December 31, 2001. Cash flows from two significant customers, Microsoft and Converge, were instrumental in financing our business during 2001. As of December 31, 2001, the Microsoft contractual arrangements have been terminated and anticipated cash flows under the Converge contractual arrangements have been significantly curtailed (see Note 10). As a result, we will become increasingly dependent on generating revenues and operating cash flows from new customers in 2002.

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

     Should funding not be available on acceptable terms, we may implement additional cost reduction initiatives, including headcount reduction. While such initiatives may enable us to continue to satisfy our short-term obligations and working capital requirements, they may negatively impact our ability to successfully execute our business plan over the longer term.

(3) ACQUISITIONS

Atlas Commerce

     On December 28, 2001, we acquired all of the outstanding capital stock of Atlas Commerce, Inc. ("Atlas Commerce"), a privately held software company that provides private exchange software and strategic sourcing applications. As a result of the acquisition, we expect to significantly accelerate our enterprise software business by offering an integrated collaborative sourcing solution that represents a combination of both companies' technologies. Atlas Commerce's results of operations will be consolidated starting January 1, 2002. The aggregate purchase price was approximately $26.8 million, including transaction costs. The consideration included $3.5 million in cash, 14,305,708 shares of our common stock valued at approximately $19.5 million and issuance of employee options to purchase 1,630,075 of our common stock valued as of the date of acquisition at $1.4 million based on an independent valuation. Included in the stock consideration are 148,078 shares of our common stock to be issued to a former Atlas Commerce executive in January 2003. A portion of the value of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 10% based on restrictions detailed in a registration and lock up agreement executed in connection with the transaction.

     The Merger Agreement for the Atlas Commerce acquisition provides a put option to Atlas Commerce's former common shareholders. These shareholders have the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. At the acquisition date the put liability covered 728,883 shares of our common stock. The put is recorded in temporary equity pursuant to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock.

                               VERTICALNET, INC.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We obtained an independent valuation of certain intangible assets.

                                                              (IN THOUSANDS)
Current assets..............................................     $ 4,285
Property and equipment, net.................................       2,048
Other non-current assets....................................         566
Intangible assets...........................................       3,235
Goodwill....................................................      21,562
                                                                 -------
     Total assets acquired..................................      31,696
Current liabilities.........................................      (4,919)
Long-term debt..............................................         (12)
                                                                 -------
     Total liabilities assumed..............................      (4,931)
                                                                 -------
     Net assets acquired....................................     $26,765
                                                                 =======

     Of the $3.2 million of acquired intangible assets, $0.4 million was assigned to in-process research and development and charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development has not yet reached technological feasibility and has no alternative future use (see Note 4). The remaining $2.8 million of acquired intangible assets have a weighted-average useful life of 35 months. These intangibles include developed technology of approximately $1.9 million with a useful life of 36 months and customer contracts of approximately $0.9 million with a weighted average useful life of 32 months. The $21.6 million of goodwill was assigned to the enterprise software segment.

     Approximately $1.6 million of the current liabilities assumed in the Atlas Commerce transaction relate to restructuring initiatives taken by management as part of the integration plan. The accrual includes approximately $1.1 million of severance related costs for six employees and approximately $0.5 million of lease termination costs for three facilities. The lease termination costs were estimated based on the present value of future lease payments.

Other 2001 Acquisitions

     During the year ended December 31, 2001, we completed two additional acquisitions, including Net Commerce and Plasticsnet. The aggregate purchase price of these acquisitions was approximately $2.0 million in cash. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of net assets acquired of approximately $2.2 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

Tradeum

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. ("Tradeum") for approximately $453.1 million, including transaction costs. The consideration included 2,573,837 shares of our common stock, valued at approximately $325.0 million and 1,426,148 employee options to purchase our common stock, valued as of the date of acquisition at approximately $122.6 million, based on an independent valuation. A portion of the common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $452.6 million was allocated to in-process research and development, existing technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet

                               VERTICALNET, INC.

reached technological feasibility and had no alternative future use. The existing technology, assembled workforce and goodwill were being amortized on a straight-line basis over 36 months. As of December 31, 2001, all goodwill and intangible assets related to the Tradeum acquisition have been impaired and written off (see Note 6).

Verticalnet Europe

     In June 2000, we formed Verticalnet Europe B.V. ("Verticalnet Europe"), a joint venture with British Telecommunications, plc ("BT") and Internet Capital Group, Inc. ("ICG"). The joint venture was funded with 109.5 million Euros (approximately $114.7 million as of the closing date) from the three partners. We contributed to Verticalnet Europe approximately $6.8 million in cash and intellectual property independently valued at approximately $120.0 million for the operation of e-marketplaces within Europe in exchange for a 56% ownership interest in Verticalnet Europe. Additionally, Verticalnet Europe and BT created Verticalnet UK Ltd. as part of the joint venture agreement.

     Our ownership of Verticalnet Europe increased from 56% to 72% on December 29, 2000 when Verticalnet Europe redeemed some of its shares held by BT. Due to minority shareholder governance provisions in the original agreement, we were previously accounting for Verticalnet Europe using the equity method. As a result of our increased ownership, certain governance provisions regarding minority shareholders were amended to give us control over Verticalnet Europe's operations. Accordingly, we consolidated Verticalnet Europe in our consolidated balance sheet at December 31, 2000 and began consolidating Verticalnet Europe's operations starting January 1, 2001. The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $3.4 million was allocated to goodwill. Additionally, in December 2000 Verticalnet Europe obtained full ownership of Verticalnet UK Ltd.

     During the three months ended March 31, 2001, our percentage ownership of Verticalnet Europe increased to approximately 90%. Verticalnet Europe redeemed a portion of its shares held by ICG, and ICG sold the remaining portion directly to us for approximately $2.3 million in cash. We also purchased a portion of BT's ownership of Verticalnet Europe for approximately $6.4 million in cash and 4,993,173 shares of our common stock. The shares of common stock issued to BT were registered under our acquisition shelf registration statement. We also entered into a put/call agreement with BT whereby we can purchase their remaining 10% interest in Verticalnet Europe at any time after closing and BT may sell its investment to us at any time after March 13, 2002 (see Notes 11 and 22). The increase in ownership was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $20.0 million was allocated to goodwill and was being amortized over 36 months. As of December 31, 2001 all goodwill related to the Verticalnet Europe acquisition has been impaired and written off (see Note 6).

Other 2000 Acquisitions

     During the year ended December 31, 2000, we completed six additional acquisitions, including Career Mag, Leasend, J.M. Computer Services, BidLine, FedAmerica and Oralis. The aggregate purchase price of these acquisitions was approximately $5.3 million in cash and 474,060 shares of common stock valued at approximately $36.8 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of tangible net assets acquired of approximately $41.6 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

                               VERTICALNET, INC.

Isadra

     In August 1999, we acquired all of the outstanding capital stock of Isadra, Inc. ("Isadra") for $2.4 million in cash, 2,000,000 shares of common stock valued at approximately $37.8 million, based on an independent valuation, and 81,526 options to purchase our common stock, valued at approximately $1.5 million at the date of acquisition using the Black-Scholes model. The common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill in the amounts of approximately $13.6 million, $2.1 million, $0.5 million and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use (see Note 4). The existing technology and assembled work force were amortized on a straight-line basis over 24 months, while goodwill is being amortized on a straight-line basis over 36 months. The remaining goodwill balance of approximately $6.0 million at December 31, 2001 will be evaluated as part of the Enterprise software business for the implementation of SFAS No. 142 in 2002.

Other 1999 Acquisitions

     During the year ended December 31, 1999, we completed nine additional acquisitions, including Safety Online, Techspex, Oillink, ElectricNet, LabX Technologies, Industry OnLine, CertiSource, GovCon and TextileWeb. The aggregate purchase price for these acquisitions was approximately $3.9 million in cash and 781,488 shares of common stock valued at approximately $27.9 million. These acquisitions were accounted for as purchases and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $33.0 million was allocated to goodwill and other intangibles. The results of operations from these acquisitions were not material to our financial position or results of operations.

     For all of the acquisitions described above, the results of the acquired companies have been included in our financial statements from the date of acquisition.

Other Information

     Acquisitions related to the Verticalnet Exchanges segment are described in
Note 5.

     The following unaudited pro forma financial information presents the combined results of operations of Verticalnet and Tradeum (the material acquisition related to our continuing operations) as if the acquisition occurred on January 1, 2000, after giving effect to certain adjustments, including amortization expense. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Verticalnet and Tradeum constituted a single entity during such periods. The unaudited pro forma financial information does not include the operations of the Verticalnet Exchanges segment, which is accounted for as a discontinued operation (in thousands, except per share data).

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Revenues....................................................    $112,508
Loss attributable to common shareholders....................    (361,987)
Loss per common share.......................................       (4.32)

                               VERTICALNET, INC.

(4) IN-PROCESS RESEARCH AND DEVELOPMENT

     In various software company acquisitions, we have allocated a portion of the purchase price to in-process research and development ("IPR&D"). These allocations to IPR&D, which were determined by independent valuations, represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of these acquisitions, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

Atlas Commerce

     In connection with the acquisition of Atlas Commerce in December 2001 (refer to Note 3), we allocated $0.4 million of the purchase price to IPR&D. At the acquisition date, Atlas Commerce was developing new code and technology for version 3.3 of their Metaprise Platform and Application product. The project under development was specifically reviewed in terms of overall objectives, progress toward the objectives and the uniqueness of the developments under these objectives. The new code and technology under development were approximately 20% complete, based on project man-months and costs.

     The discounted cash flow analysis used to value the IPR&D was based on management's forecast of future revenues, gross profit, selling costs, maintenance development costs and administrative expenses. Forecasted revenue and costs were then allocated to IPR&D based on management's estimate that approximately 80% of the technology in a specific version of the software was taken from the previous release and the remaining 20% was newly developed. A risk-adjusted discount rate of 60% was used to discount the forecasted cash flows allocated to IPR&D.

Tradeum

     In connection with the acquisition of Tradeum in March 2000 (refer to Note
3), we allocated $10.0 million of the purchase price to IPR&D. At the acquisition date, Tradeum was conducting design, development, engineering testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for business-to-business e-commerce. The technologies under development were between 20% and 25% complete, based on project man-months and costs. Tradeum had spent approximately $1.1 million on the IPR&D projects, and expected to spend approximately $3.9 million to complete the research and development.

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

Isadra

     In connection with the acquisition of Isadra in August 1999 (refer to Note
3), we allocated $13.6 million of the purchase price to IPR&D. At the acquisition date, Isadra was conducting development, engineering and testing activities associated with the completion of next generation technologies. The projects under development, at the valuation date, were expected to address emerging market demands for business-to-business e-commerce. At the acquisition date, the technologies under development were between 70% and

                               VERTICALNET, INC.

80% complete, based on project man-months and costs. Isadra had spent approximately $3.0 million on the IPR&D projects and expected to spend approximately $1.0 million to complete the IPR&D projects.

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

(5) DISCONTINUED OPERATIONS

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges segment to Converge, a private company. Verticalnet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. ("RWE") and F&G Capital, Inc. d/b/a American IC Exchange ("AICE"). In consideration for the sale to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge's equity at the closing of the transaction. In the second quarter of 2001 following a post-closing audit, the final net worth and working capital adjustment calculation was performed. The calculation, which was based on a comparison of Verticalnet Exchanges' net worth and working capital as of October 31, 2000 and as of the closing date, resulted in us making an aggregate payment of $12.8 million to Converge.

     The sale of Verticalnet Exchanges was treated as a nonmonetary exchange pursuant to the guidance in APB No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to value our investment in Converge (see Note 9). We are accounting for our investment in Converge under the cost method of accounting for investments. We recorded an estimated loss on disposal of Verticalnet Exchanges of $82.0 million during the year ended December 31, 2000, which included an estimated loss from operations of $9.0 million for the month of January 2001. During the year ended December 31, 2001, we recorded an additional $3.9 million loss on disposal due to the final calculation of the net worth and working capital adjustment payment. Also in January 2001, in connection with the sale of Verticalnet Exchanges to Converge, we settled AICE's remaining earnout provisions by issuing 1,101,549 shares of our common stock, valued at approximately $10.0 million, which was considered in calculating our original loss on disposal.

     The sale of Verticalnet Exchanges represented the disposal of a business segment. Accordingly, the results of this segment have been shown separately as a discontinued operation, and prior periods have been restated. The net assets of the discontinued operation have been classified separately on the December 31, 2000 consolidated balance sheet.

                               VERTICALNET, INC.

     Revenues and losses from the discontinued operation are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2001        2000       1999
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
Exchange transaction sales...........................  $    --    $633,762    $16,501
Cost of exchange transaction sales...................       --     525,182     14,171
                                                       -------    --------    -------
  Net exchange revenues..............................  $    --    $108,580    $ 2,330
                                                       =======    ========    =======
Loss from discontinued operations....................  $    --    $(27,018)   $  (891)
                                                       =======    ========    =======
Loss on disposal of discontinued operations..........  $(3,903)   $(81,968)   $    --
                                                       =======    ========    =======

     The assets and liabilities of the Verticalnet Exchanges segment as of December 31, 2000 were as follows:

                                                               DECEMBER 31,
                                                                   2000
                                                              ---------------
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
                                                                 ========

     The following are businesses acquired in 1999 and 2000, which have been disposed of as part of the sale of our Verticalnet Exchanges segment:

NECX

     In December 1999, we acquired substantially all of the assets and liabilities of NECX for approximately $14.1 million in cash and $70.0 million of notes convertible into common stock. The notes were valued at the estimated fair value of the shares into which they were convertible, based on the average of the stock price for a few days before and after the date the transaction was announced. On the date of the definitive agreement, the notes were convertible into 2,008,738 shares of our common stock valued at approximately $99.5 million. Since the notes were required to be paid in common stock and it was our intention to convert the notes once a registration statement was declared effective, the notes were accounted for as common stock to be issued. In April 2000, a registration statement registering the underlying shares of the convertible notes was declared effective and the actual number of shares issued upon the conversion of the notes was 1,768,034. Additionally, we assumed certain liabilities including $10.0 million in debt and a $22.0 million line of credit, which were paid off upon the transaction closing.

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

                               VERTICALNET, INC.

RW Electronics

     On March 31, 2000, NECX acquired substantially all of the assets and liabilities of RWE for approximately $14.5 million in cash and 720,652 shares of our common stock valued at approximately $73.0 million. Based on the purchase agreement terms, an additional 311,741 shares of common stock were issued to the RWE shareholders due to a decline in the market value of our common stock upon the registration of the shares with the Securities and Exchange Commission in May 2000. Additionally, NECX assumed certain liabilities, including a $22.9 million line of credit, which was paid off upon the transaction closing. RWE was a privately held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $76.3 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $0.5 million and $60.8 million, respectively. The assembled workforce was being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill were being amortized on a straight-line basis over 60 months.

American IC Exchange

     On July 13, 2000, NECX acquired substantially all of the assets and assumed certain of the liabilities of AICE for 1,097,457 shares of our common stock valued at approximately $54.9 million. We agreed to pay additional consideration (payable in shares of our common stock) upon the achievement of negotiated financial and operating targets. As of December 31, 2000, we had issued an additional 239,552 shares of our common stock valued at approximately $8.1 million for earnout provisions that had been earned. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $51.3 million was allocated to developed technology, trade name, strategic relationships, assembled workforce and goodwill in the amounts of approximately $8.0 million, $5.4 million, $4.7 million, $0.6 million and $32.6 million, respectively. In January 2001, in connection with the sale of NECX to Converge, we settled AICE's remaining earnout provisions by issuing an additional 1,101,549 shares of our common stock valued at approximately $10.0 million.

(6) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During the year ended December 31, 2001, we announced and implemented several strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. As a result of these restructuring initiatives we recorded an aggregate restructuring and asset impairment charge of approximately $345.5 million during the year ended December 31, 2001.

     The aggregate remaining restructuring accrual at December 31, 2001 of approximately $7.1 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

                               VERTICALNET, INC.

First Quarter 2001 Restructuring and Asset Impairment

     During the first quarter of 2001, we recorded a restructuring and asset impairment charge of approximately $7.5 million. The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the year ended December 31, 2001:

                                        RESTRUCTURING
                                          AND ASSET                                        ACCRUAL AT
                                         IMPAIRMENT        CASH      NON-CASH             DECEMBER 31,
                                           CHARGES       PAYMENTS    CHARGES     OTHER        2001
                                        -------------    --------    --------    -----    ------------
                                                                (IN THOUSANDS)
Lease termination costs...............     $1,593        $(1,450)    $    --     $153         $296
Employee severance and related
  benefits............................      2,847         (2,975)         --      138           10
Other exit costs......................         36            (38)         --        2           --
Asset disposals, net of cash
  received............................      1,496             --      (1,600)     104           --
Goodwill and other intangible
  assets..............................      1,493             --      (1,493)      --           --
                                           ------        -------     -------     ----         ----
                                           $7,465        $(4,463)    $(3,093)    $397         $306
                                           ======        =======     =======     ====         ====

     The amount accrued at December 31, 2001 for lease termination costs relates to one lease, out of the original twenty leases included in the restructuring charge, that has not yet been terminated. The amount represents the net expense expected to be incurred to sublet the facility.

     The amount accrued at December 31, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 240 people.

     Asset disposals included software, leasehold improvements, furniture, computer equipment and prepaid assets that will no longer be utilized in the ongoing operations due to the restructuring.

     During the second, third, and fourth quarters of 2001, we recorded additional expenses of approximately $0.2 million, $0.1 million and $0.1 million related to lease termination costs, employee termination benefits and asset disposals, respectively, due to changes in estimates from the original charges. The additional expenses recorded in the second, third, and fourth quarters of 2001 are reflected in restructuring and asset impairment charges in the consolidated statements of operations.

Second Quarter 2001 Restructuring and Asset Impairment

     During the second quarter of 2001 we recorded a restructuring and asset impairment charge of approximately $218.4 million. The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the year ended December 31, 2001:

                                        RESTRUCTURING
                                          AND ASSET                                       ACCRUAL AT
                                         IMPAIRMENT       CASH     NON-CASH              DECEMBER 31,
                                           CHARGES      PAYMENTS    CHARGES     OTHER        2001
                                        -------------   --------   ---------   -------   ------------
                                                               (IN THOUSANDS)}
Lease termination costs...............    $  3,244      $(1,072)   $      --   $(2,092)      $ 80
Employee severance and related
  benefits............................       4,170       (3,961)         (63)       62        208
Other exit costs......................          60         (115)           -        55         --
Asset disposals, net of cash
  received............................       8,847           --       (8,743)     (104)        --
Goodwill and other intangible
  assets..............................     202,073           --     (201,879)     (194)        --
                                          --------      -------    ---------   -------       ----
                                          $218,394      $(5,148)   $(210,685)  $(2,273)      $288
                                          ========      =======    =========   =======       ====

                               VERTICALNET, INC.

     The amount accrued at December 31, 2001 for lease termination costs relates to one lease, out of the original four leases included in the restructuring charge, that has not yet been terminated. The amount represents the net expense expected to be incurred to sublet the facility.

     The amount accrued at December 31, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 310 people.

     Asset disposals included software, leasehold improvements, furniture, computer equipment and prepaid assets that will no longer be utilized in the ongoing operations due to the restructuring.

     We also impaired $202.1 million of identifiable intangible assets and goodwill in accordance with SFAS No. 121. The impairment assessment was performed primarily due to the significant decline in our stock price, which resulted in the net book value of our assets significantly exceeding our market capitalization and the overall decline in industry growth rates which indicated that this trend may continue for an indefinite period. As a result, we recorded a $155.0 million impairment charge in the second quarter of fiscal year 2001 to reduce goodwill and other intangible assets associated with our Tradeum acquisition to their estimated fair value. The estimate of fair value was based upon the valuation of comparable publicly held businesses.

     We also recorded a $47.1 million impairment charge in the second quarter of fiscal year 2001 to write off goodwill and other intangible assets associated with various acquisitions related to our SMB group, including approximately $20.6 million related to our acquisition of Verticalnet Europe. We estimated the fair value of the continuing SMB business based upon the amounts we could reasonably expect to realize in the sale of those assets.

     During the third and fourth quarters of 2001, we recorded adjustments of approximately $(2.1) million, $0.1 million, $(0.1) million and $(0.2) million related to lease termination costs, employee termination benefits and other exit costs, asset disposals and goodwill write downs, respectively, due to changes in estimates from the original charges. The adjustments recorded in the third and fourth quarters of 2001 are reflected in restructuring and asset impairment charges in the consolidated statements of operations.

Third Quarter 2001 Restructuring and Asset Impairment

     During the third quarter we recorded a restructuring and asset impairment charge of $15.3 million. The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the year ended December 31, 2001:

                                           RESTRUCTURING
                                             AND ASSET                                     ACCRUAL AT
                                             IMPAIRMENT       CASH     NON-CASH           DECEMBER 31,
                                              CHARGES       PAYMENTS   CHARGES    OTHER       2001
                                           --------------   --------   --------   -----   ------------
                                                                 (IN THOUSANDS)
Lease termination costs..................     $ 1,730       $(1,654)   $    --    $  1        $ 77
Employee severance and related
  benefits...............................       4,725        (4,744)        --      54          35
Other exit costs.........................         177           (95)        --     (82)         --
Asset disposals, net of cash received....       8,656            --     (9,092)    436          --
                                              -------       -------    -------    ----        ----
                                              $15,288       $(6,493)   $(9,092)   $409        $112
                                              =======       =======    =======    ====        ====

     The amount accrued at December 31, 2001 for lease termination costs relates to three leases, out of the original six leases included in the restructuring charge, that have not yet been terminated. The amount represents the net expense expected to be incurred to sublet the facilities or the estimated cost of terminating the lease contracts before the end of their respective terms.

                               VERTICALNET, INC.

     The amount accrued at December 31, 2001 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce. The reduction in workforce included approximately 420 people.

     Asset disposals include software, leasehold improvements, furniture, computer equipment and prepaid assets that will not be used in our ongoing operations due to the restructuring.

     During the fourth quarter of 2001, we recorded adjustments of approximately $0.1 million, $(0.1) million and $0.4 million related to employee termination benefits, other exit costs, and asset disposals, respectively, due to changes in estimates from the original charges. The adjustments recorded in the fourth quarter of 2001 are reflected in restructuring and asset impairment charges in the consolidated statements of operations.

Fourth Quarter 2001 Restructuring and Asset Impairment

     During the fourth quarter of 2001 we recorded a restructuring and impairment charge of approximately $105.9 million. The following table provides a summary of the charges and cash payments made by category as well as the amounts accrued as of December 31, 2001:

                                          RESTRUCTURING
                                            AND ASSET                            ACCRUAL AT
                                           IMPAIRMENT       CASH     NON-CASH   DECEMBER 31,
                                             CHARGES      PAYMENTS   CHARGES        2001
                                          -------------   --------   --------   ------------
                                                            (IN THOUSANDS)
Lease termination costs.................    $  4,405       $ (95)    $     --      $4,310
Employee severance and related
  benefits..............................       2,823        (433)        (349)      2,041
Other exit costs........................          25          --           --          25
Asset disposals, net of cash received...      17,628          --      (17,628)         --
Goodwill and other intangible assets....      80,981          --      (80,981)         --
                                            --------       -----     --------      ------
                                            $105,862       $(528)    $(98,958)     $6,376
                                            ========       =====     ========      ======

     Lease termination costs include the estimated cost to close two office facilities and to terminate a capital lease contract. The charge represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms.

     The reduction in workforce included approximately 120 employees from the following areas: cost of revenues, research and development, sales and marketing, and general and administrative.

     Asset disposals include software, leasehold improvements, furniture, telephone equipment and prepaid assets that will not be used in our ongoing operations due to the restructuring.

     We also impaired $81.0 million of identifiable intangible assets and goodwill in accordance with SFAS No. 121. We wrote-off our remaining goodwill balance of approximately $76.1 million related to our Tradeum acquisition. The decision to impair the remaining Tradeum goodwill was primarily based on our acquisition of Atlas Commerce and our decision to migrate to the Atlas Commerce platform which will replace the various Tradeum based components of our Enterprise software products. The remaining goodwill impairment of $4.9 million was related to an asset remarketing business which is part of our SMB unit. We estimated the fair value of this business based upon the amounts we could reasonably expect to realize in the sale of those assets.

2000 Asset Impairments

     During the year ended December 31, 2000, we recorded a goodwill impairment charge of approximately $11.5 million based on an analysis of projected undiscounted cash flows. Additionally, included in general and

                               VERTICALNET, INC.

administrative expenses for the year ended December 31, 2000 is approximately $5.6 million in write-offs for obsolete software, prepaid assets and deferred costs for terminated acquisitions.

(7) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
                                                            (IN THOUSANDS)
Software................................................  $  8,198    $16,166
Computer equipment......................................    11,703     16,227
Office equipment and furniture..........................     2,197      6,404
Trade show equipment....................................       360        349
Leasehold improvements..................................       356      2,614
                                                          --------    -------
                                                            22,814     41,760
Less: accumulated depreciation and amortization.........   (11,393)    (9,362)
                                                          --------    -------
Property and equipment, net.............................  $ 11,421    $32,398
                                                          ========    =======

     Amortization applicable to property and equipment under capital leases is included in depreciation expense.

     During the year ended December 31, 2001, we recorded a charge of approximately $23.3 million related to the impairments of leasehold improvements for abandoned facilities, as well as impairments to furniture, office and computer equipment and software no longer being utilized in the ongoing operations of the business (see Note 6).

(8) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2001        2000
                                                        --------    ---------
                                                           (IN THOUSANDS)
Goodwill..............................................  $ 49,297    $ 525,206
Covenant not-to-compete...............................        --          850
Existing technology...................................     4,550        9,600
Customer contracts....................................       890           --
Assembled workforce...................................       500        1,700
                                                        --------    ---------
                                                          55,237      537,356
Less: accumulated amortization........................   (24,462)    (149,015)
                                                        --------    ---------
Intangible assets, net................................  $ 30,775    $ 388,341
                                                        ========    =========

     Amortization expense was $119.1 million, $146.8 million and $6.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Goodwill and other intangible asset impairments were approximately $284.4 million and $11.5 million for the years ended December 31, 2001 and 2000, respectively.

                               VERTICALNET, INC.

(9) INVESTMENTS

     Investments categorized as available-for-sale securities were as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                                          HOLDING      HOLDING     MARKET
                                                COST       GAINS        LOSSES      VALUE
                                               -------   ----------   ----------   -------
                                                             (IN THOUSANDS)
DECEMBER 31, 2001
Marketable equity securities.................  $52,862       $2        $(50,229)   $ 2,635
                                               =======       ==        ========    =======
DECEMBER 31, 2000
Corporate debt obligations...................  $ 9,925       $1        $     (8)   $ 9,918
U.S. Government & Government Agency
  obligations................................   11,000        5              (4)    11,001
Marketable equity securities.................   67,592       --         (44,301)    23,291
                                               -------       --        --------    -------
                                               $88,517       $6        $(44,313)   $44,210
                                               =======       ==        ========    =======

     Our marketable equity securities, which consist of investments in publicly traded companies for which we do not have the ability to exercise significant influence, are classified as available-for-sale and are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $2.6 million and $22.9 million at December 31, 2001 and 2000, respectively, is classified as long-term due to a forward sale of the majority of our shares (see Note 11).

     During the year ended December 31, 2001, we recognized an impairment charge, included in other income (expense), of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract execution date.

     Proceeds from sales of available-for-sale investments were approximately $21.5 million and $141.6 million, respectively, for the years ended December 31, 2001 and 2000. Gross realized losses were approximately $1.6 million for the year ended December 31, 2001. Gross realized losses and gains were approximately $5.6 million and $85.5 million, respectively, for the year ended December 31, 2000. Realized gains and losses are computed on a specific identification basis.

     In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. ("Tradex") for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba. On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba's common stock, of which 64,310 shares were placed in escrow for one year subsequent to the transaction's closing. Based on the fair market value of Ariba's common stock on March 10, 2000, we recorded an $85.5 million gain on the disposition of the Tradex investment. After selling 140,000 shares in March 2000 at a loss of $5.6 million, we recorded a net investment gain of $79.9 million for the three months ended March 31, 2000. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares withheld due to a dispute under the Agreement and Plan of Reorganization. In March 2001, we wrote off the remaining shares held in escrow which resulted in a $2.2 million loss on investment.

Cost Method Investments

     At December 31, 2001 and 2000, cost method investments were approximately $10.6 million and $12.2 million, respectively. During the year ended December 31, 2001, we recorded an aggregate impairment charge of $207.2 million related to our Converge investment which was initially valued at $215.0 million (see

                               VERTICALNET, INC.

Note 5). The impairment charge was based on independent valuations of our Converge investment which we obtained subsequent to Converge's announcement that it would restructure its business. During the years ended December 31, 2001 and 2000, we recorded additional impairment charges of approximately $12.0 million and approximately $6.4 million, respectively, which are included in other income (expense), for an other than temporary decline in the fair value of several of our other cost method investments.

Equity Method Investments

     At December 31, 2001 and December 31, 2000, our equity method investments were approximately $0.2 million and $5.4 million, respectively. During the year ended December 31, 2001 all of our equity method investments have either been dissolved by mutual agreement of the investors or we have sold our ownership to the other investors. At December 31, 2001, our remaining investment balance of $0.2 million relates to the proceeds expected from the current liquidation of Verticalnet Kabushiki Kaisha (Verticalnet Japan). Our loss from equity method investments, which is included in other income (expense), is approximately $2.3 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, we recorded impairment charges (net of cash returned from the sale or liquidation of investments), of approximately $1.6 million which is included in other income (expense).

Long-Term Investments and Other Long-Term Liabilities

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba common stock to the counterparty for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba's common stock. The fair value of our Ariba shares at December 31, 2001 was approximately $2.6 million and is included in long-term investments.

     The fair value of the obligation in connection with the forward sale is $2.6 million as of December 31, 2001 and is reflected in other long-term liabilities. The initial cost of the transaction, which was approximately $5.0 million, is being amortized over the life of the agreement. The remaining carrying value of approximately $2.5 million at December 31, 2001 is included in other assets.

(10) STRATEGIC RELATIONSHIPS

Microsoft

     On March 29, 2000, we entered into a definitive agreement with Microsoft (the "Original Microsoft Agreement") with respect to a commercial relationship. Our commercial relationship with Microsoft had a three-year term during which Microsoft would purchase storefronts and e-commerce centers from us, and then either distribute them directly or have us distribute them to third party businesses. Our intent was that customers would purchase renewals of the storefront or e-commerce center and additional storefronts or e-commerce centers on our other e-marketplaces. The Original Microsoft Agreement also included joint advertising, our use of Microsoft products and services, and funding of joint development projects.

     On April 26, 2001, we entered into a new agreement with Microsoft (the "New Microsoft Agreement"), which terminated and replaced the Original Microsoft Agreement. Under the New Microsoft Agreement, Microsoft prepaid to us $40.0 million for the upsell or deployment of enablement products (storefronts, e-commerce centers and marketplace managers) on their behalf through April 2002.

     We received approximately $40.0 million and $67.6 million during the years ended December 31, 2001 and 2000, respectively, from Microsoft under these agreements. Under the terms of the Original Microsoft

                               VERTICALNET, INC.

Agreement we paid approximately $0.5 million and $29.4 million to Microsoft during the years ended December 31, 2001 and 2000, respectively. Under the Original Microsoft Agreement we also made royalty payments to Microsoft of approximately $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively, related to additional storefronts and e-commerce centers sold by us.

     Collectively, under the Original and New Microsoft Agreements, during the years ended December 31, 2001 and 2000, we recognized approximately $60.0 million and $30.5 million, respectively, in e-enablement and advertising revenue. As of December 31, 2001, we have approximately $17.1 million of deferred revenue related to our Microsoft Agreements. We also had expenses of approximately $17.9 million and $12.0 million during the years ended December 31, 2001 and 2000, respectively, for advertising, software licensing and support under the Original Microsoft Agreement.

Converge

     In December 2000, we entered into a subscription license agreement and professional services agreements with Converge, which among other things, provided for us to receive an aggregate of $108.0 million during the three-year term of the agreements. On October 9, 2001, Verticalnet and Converge terminated the professional services agreements, amended and restated the subscription license agreement and entered into a maintenance and support agreement. The amended and restated subscription license agreement as well as the maintenance and support agreement had a term of 18 months ending in March 2003. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements are being recognized on a straight-line basis through March 2003. The agreements were subsequently amended in February 2002 (see Note 22).

     Below are the contractual payments, including revisions, either made or still expected from Converge under the revised terms of the agreements:

                             CONTRACTUAL                                                         REMAINING
                            PAYMENTS UNDER   ADJUSTMENTS DUE TO        CASH RECEIVED        CONTRACTUAL PAYMENTS
                               ORIGINAL         OCTOBER 2001       DURING THE YEAR ENDED           AS OF
                              AGREEMENTS     CONTRACTUAL CHANGES     DECEMBER 31, 2001       DECEMBER 31, 2001
                            --------------   -------------------   ----------------------   --------------------
                                                               (IN THOUSANDS)
Subscription license......     $ 73,000           $(23,000)               $(41,000)               $ 9,000
Professional services.....       35,000            (23,750)                (11,250)                    --
Maintenance and support...           --              4,500                    (750)                 3,750
                               --------           --------                --------                -------
                               $108,000           $(42,250)               $(53,000)               $12,750
                               ========           ========                ========                =======

     During the year ended December 31, 2001, we recognized revenues of approximately $30.9 million under the Converge agreements. Deferred revenue related to the Converge agreements is approximately $23.2 million at December 31, 2001.

                               VERTICALNET, INC.

(11) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses

     Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Accrued costs of disposal of discontinued operations.....  $    --    $49,037
Accrued compensation and related costs...................    6,407     13,286
Accrued acquisition related costs........................    5,469         92
Accrued restructuring costs..............................    7,082         --
Accrued taxes............................................    2,586      1,894
Accrued professional fees................................      808      1,017
Accrued interest payable.................................      825        298
Other....................................................    2,351      1,627
                                                           -------    -------
                                                           $25,528    $67,251
                                                           =======    =======

Other Current Liabilities

     We have a put/call agreement with BT whereby we can purchase their remaining 10% interest in Verticalnet Europe at any time after March 13, 2002 and BT may sell its investment to us at any time after March 13, 2002 (see Notes 3 and 22). The fair value of the put/call price of approximately $13.6 million is included in other current liabilities on the consolidated balance sheet as of December 31, 2001. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable component of the price based on the LIBOR rate is accrued quarterly through the date the put or call is exercised.

(12) LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt and convertible notes consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Capital leases...........................................  $ 1,896    $ 2,549
Convertible notes,.......................................   21,705     21,705
                                                           -------    -------
                                                            23,601     24,254
Less: current portion....................................   (1,346)    (1,597)
                                                           -------    -------
Long-term debt and convertible notes.....................  $22,255    $22,657
                                                           =======    =======

     In September and October of 1999, we completed the sale of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. On February 11, 2000, we filed a registration statement with the Securities and Exchange Commission covering the convertible subordinated debentures and the shares of common stock underlying the debentures. The registration statement was declared effective on April 7, 2000. We may redeem the debentures if the price of our common stock is above $34 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that

                               VERTICALNET, INC.

we intend to redeem the debentures. If we redeem the debentures, we must redeem at a price equal to 101.3125% of the principal amount, pay any accrued but unpaid interest and make an interest make-whole payment equal to the present value of the interest that would have accrued from the redemption date through September 26, 2002.

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

     We have several capital leases with various financial institutions for computer and communications equipment used in operations with lease terms ranging from three to five years. Additionally, we have an insurance premium financing agreement for directors and officers liability insurance. The interest rates under the leases and insurance premium financing agreement range from 8% to 20%. At December 31, 2001 and 2000, the book value of assets held under capital leases were approximately $0.3 million and $2.6 million, respectively, and the aggregate remaining minimum lease and financing agreement payments at December 31, 2001 were approximately $2.1 million, including interest of approximately $0.2 million.

     At December 31, 2001, long-term debt and capital lease obligations will mature as follows (in thousands):


2002.......................................................  $ 1,347
2003.......................................................      392
2004.......................................................   21,855
2005.......................................................        7
                                                             -------
     Total.................................................  $23,601
                                                             =======

(13) COMMITMENTS AND CONTINGENCIES

     We have entered into non-cancelable obligations with service providers. Under these agreements, our commitments as of December 31, 2001 are as follows (in thousands):


  2002......................................................  $862
  2003......................................................    50

     Future minimum lease payments as of December 31, 2001 for our buildings leases are as follows (in thousands):


  2002......................................................  $3,310
  2003......................................................   3,034
  2004......................................................   2,881
  2005......................................................   2,203
  2006......................................................   1,748
Thereafter..................................................   3,613

     These future minimum lease payments include all building leases for which we are contractually committed to make payments. We are in the process, however, of trying to terminate various facility leases which represent approximately $13.5 million of the payments in the above amounts. We currently estimate the termination costs of these leases to be approximately $5.1 million, which is included in accrued expenses. Rent

                               VERTICALNET, INC.

expense under noncancelable operating leases was approximately $3.1 million, $4.1 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the classification of certain previously reported revenue and expense items of our SMB business and therefore, we do not believe the ultimate resolution of such comments will change our previously reported cumulative net loss. As previously announced on February 13, 2002, we intend to sell our SMB business, and accordingly that business will be accounted for prospectively from January 1, 2002 forward, as a discontinued operation. Such presentation requires that all elements of revenue and expense be netted as a single line item to report net results of operations. As a result, revenues and expenses of our SMB business will no longer be separately presented in our financial statements. We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB business are appropriate. As of the date of this filing, we cannot provide assurance that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

(14) LITIGATION

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3,500,000 shares of Verticalnet common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the CJA Action and the other complaints. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the complaints.

     On August 13, 2001, a lawsuit was filed against us in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc.
v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with our acquisition of RWE in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them more successful and profitable. As a result of the alleged failure to use this technology,

                               VERTICALNET, INC.

plaintiffs claim they only received $43.0 million on the sale of RWE, rather than the $78.0 million that they claim they were entitled to. We have retained counsel to defend against the lawsuit and filed a motion to dismiss the action on October 12, 2001. The plaintiffs filed an amended complaint on October 24, 2001, and we answered the amended complaint on November 13, 2001. We intend to defend ourselves vigorously in the lawsuit and to enforce our rights pursuant to the acquisition of RWE.

     On December 4, 2001, a lawsuit was filed against us in the Montgomery County (Pa.) Court of Common Pleas in an action captioned Belcher-Pregmon Commercial Real Estate Co. v. Verticalnet, C.A. No. 01-22968. The suit alleges that the plaintiff is entitled to a broker commission in excess of $0.4 million in connection with our former lease of a building in Horsham, Pa. We have retained counsel to defend against the lawsuit and have filed preliminary objections asking that the suit be dismissed.

     Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. Atlas Commerce asked the Court to dismiss the counterclaims on August 17, 2001. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and seeks damages in an unspecified amount. We have retained counsel and answered the complaint on February 11, 2002.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(15) CAPITAL STOCK

     At December 31, 2001, our amended and restated Articles of Incorporation provide us the authority to issue 1,000,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Common Stock

     On January 22, 2001, we sold approximately 2,800,000 shares of our common stock to Sumitomo for $15.0 million. Under the agreement, Sumitomo may not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

Series A 6.00% Convertible Redeemable Preferred Stock

     In April 2000, Microsoft made a $100.0 million equity investment in Verticalnet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock ("Series A Preferred Stock"), which were initially convertible into 1,151,080 shares of our common stock, and the warrants described below. On April 1, 2010, at the election of the holder of the Series A Preferred Stock, we shall be required to redeem all outstanding shares of Series A Preferred Stock at a specified price. In addition, at our option, each share of Series A Preferred Stock will be subject to redemption at a calculated price if certain conditions are met. Microsoft is entitled to registration rights and has the right to nominate one member of our board of directors. The warrants Microsoft received entitle Microsoft to purchase 1,500,000 shares of our common stock at an exercise price of $69.50 per share, subject to adjustment under certain circumstances.

     Based on an independent valuation of the Series A Preferred Stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.0 million were recorded, respectively. The fair value of the warrants was

                               VERTICALNET, INC.

recorded as additional paid-in capital. The approximately $7.6 million excess of the fair value over the actual cash received was recorded as a deferred cost in other assets and is being amortized to expense on a straight-line basis over the period of the commercial agreement.

     Holders of the Series A Preferred Stock are entitled to cumulative preferred dividends accumulating at a rate of 6.00% of the liquidation preference ($1,000 per share) per year, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Dividends may be paid in cash, additional Series A Preferred Stock or common stock. As of December 31, 2001, cumulative dividends of approximately $10.9 million have been earned, of which approximately $9.3 million have been paid to Microsoft through the issuance of additional shares of Series A Preferred Stock. Additionally, the accretion related to the Series A Preferred Stock was approximately $1.0 million and $0.8 million, respectively, during the years ended December 31, 2001 and 2000.

     We may not declare or pay, or set aside funds to pay, any dividend or other distribution to the holders of our common stock or any other security ranking junior to the Series A Preferred Stock unless we have previously declared and paid, or set aside funds to pay, all dividends for preceding dividend periods to which the holders of the Series A Preferred Stock are entitled. In the event of liquidation, the holders of the Series A Preferred Stock will receive a liquidation preference in the amount of $1,000 per share, plus any accumulated and unpaid dividends, before any distribution is made to common shareholders.

     Based on the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, for which a consensus was reached in the fourth quarter of 2000, the Series A Preferred Stock has been classified outside of shareholders' equity (deficit).

Warrants

     Outstanding warrants as of December 31, 2001 and 2000 consist of the following:

                       NUMBER OF
    DATE GRANTED       WARRANTS    EXERCISE PRICE   EXPIRATION DATE
    ------------       ---------   --------------   ---------------
April 1997                15,480       $ 0.19           April 2007
November 1998            364,672         0.88        November 2008
November 1998            246,878         4.00        November 2008
April 2000             1,500,000        69.50           April 2010

Stock Option Plans

     In December 1996, our board of directors adopted the 1996 Equity Compensation Plan. Employees, key advisors and non-employee directors are eligible to receive awards under this plan. A total of 14,400,000 shares of common stock are reserved for issuance under this plan. At December 31, 2001, approximately 2,000,000 of these shares remain available for grant.

     In August 1999, our board of directors adopted the 1999 Equity Compensation Plan. A total of 1,200,000 shares of common stock are reserved for issuance to our employees under this plan. At December 31, 2001, approximately 400,000 of these shares remain available for grant.

     In October 1999, our board of directors adopted the Equity Compensation Plan for Employees (1999). A total of 18,500,000 shares of common stock are reserved for issuance to our employees under this plan. At December 31, 2001, approximately 6,700,000 of these shares remain available for grant.

     In April 2000, our board of directors adopted the Verticalnet, Inc. 2000 Equity Compensation Plan. It was approved by our shareholders in June 2000. A total of 10,000,000 shares of common stock are reserved for

                               VERTICALNET, INC.

issuance to our employees, non-employee directors, consultants and advisors under this plan. At December 31, 2001, approximately 1,800,000 of these shares remain available for grant.

     In December 2001, our board of directors assumed the Atlas Commerce, Inc. 1999 Long Term Incentive Plan. A total of approximately 2,600,000 shares of common stock are reserved for issuance to our employees, non-employee directors, consultants and advisors under this plan. At December 31, 2001 approximately 1,000,000 of these shares remain available for grant.

     The exercise price for the options is determined by our board of directors, but shall not be less than 100% of the fair market value of the common stock on the date of grant. Generally, the options vest over a two-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options.

     The following table summarizes the activity for stock option plans:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                      SHARES       EXERCISE PRICE
                                                    -----------    --------------
Outstanding at December 31, 1998..................    8,335,444        $ 0.67
Options granted...................................    9,928,620         30.46
Options exercised.................................   (2,214,908)         0.63
Options cancelled.................................     (544,140)         4.35
                                                    -----------
Outstanding at December 31, 1999..................   15,505,016         19.58
Options granted...................................   21,126,782         43.65
Options exercised.................................   (3,806,101)         6.84
Options cancelled.................................   (6,544,936)        40.52
                                                    -----------
Outstanding at December 31, 2000..................   26,280,761         34.44
Options granted...................................   27,162,810          1.52
Options exercised.................................   (1,473,566)         0.68
Options cancelled.................................  (23,572,686)        28.13
                                                    -----------
Outstanding at December 31, 2001..................   28,397,319         10.02
                                                    ===========

                               VERTICALNET, INC.

     The following tables summarize information about stock options outstanding at December 31, 2001.

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
RANGE OF           NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 0.00 - 0.01        54,049        8.7       $  0.01        54,049    $  0.01
  0.07 - 0.07        40,063        5.3          0.07        40,063       0.07
  0.20 - 0.29     1,202,340        5.9          0.21     1,182,875       0.21
  0.34 - 0.48     9,546,361        9.6          0.35       100,500       0.34
  0.62 - 0.91     1,040,712        6.3          0.67       746,958       0.66
  0.97 - 1.45       301,760        8.1          1.22       196,704       1.20
  1.55 - 2.10     6,811,760        8.0          1.93     3,142,177       1.94
  2.36 - 3.13       646,735        9.8          2.42       572,120       2.43
  3.91 - 4.53     1,861,544        2.2          4.43     1,741,127       4.46
  5.91 - 6.66       802,536        7.9          6.04       718,786       6.05
 11.01 - 16.50      334,052        5.9         14.32       262,581      14.12
 16.97 - 25.06    1,361,779        7.1         19.71       964,319      19.38
 25.69 - 38.31    2,057,132        6.0         30.79     1,460,028      30.01
 38.63 - 57.19      780,932        7.5         43.92       372,572      43.94
 58.00 - 77.75    1,099,068        5.3         68.58       742,986      68.85
 91.50 - 136.59     452,496        4.7        103.77       315,340     103.80
138.88 - 138.88       4,000        0.2        138.88         4,000     138.88
                 ----------                             ----------
                 28,397,319                             12,617,185
                 ==========                             ==========

     We apply APB No. 25 and related interpretations in accounting for our stock option plans. Had compensation cost been recognized pursuant to SFAS No. 123, our net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2001         2000         1999
                                                   ---------    ---------    --------
Loss attributable to common shareholders:
  As reported....................................  $(768,272)   $(316,580)   $(53,480)
  Pro forma......................................  $(788,748)   $(518,031)   $(54,926)
Pro forma loss per common share:
  As reported....................................  $   (7.93)   $   (3.81)   $  (0.86)
  Pro forma......................................  $   (8.14)   $   (6.23)   $  (0.88)

     The per share weighted-average fair value of options issued by us during 2001, 2000 and 1999 was $1.20, $40.14 and $21.77, respectively.

     The following range of assumptions were used to determine the fair value of stock options:

                                                     2001          2000          1999
                                                  ----------    ----------    ----------
Dividend yield..................................           0%            0%            0%
Expected volatility.............................         120%          120%          100%
Average expected option life....................  3.97 years    3.85 years    4.09 years
Risk-free interest rate.........................         4.2%          6.2%          5.7%

                               VERTICALNET, INC.

Employee Stock Purchase Plan

     In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of 4,000 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 1,200,000 to 2,000,000. At December 31, 2001, approximately 1,500,000 of these shares remain available.

(16) LOSS PER SHARE

     The following table sets forth the computation of net loss per share (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2001         2000         1999
                                                   ---------    ---------    --------
Loss from continuing operations..................  $(756,949)   $(202,330)   $(52,589)
Less: Series A convertible redeemable preferred
  stock dividends and accretion..................     (7,420)      (5,264)         --
                                                   ---------    ---------    --------
Loss from continuing operations attributable to
  common shareholders............................   (764,369)    (207,594)    (52,589)
Loss from discontinued operations................         --      (27,018)       (891)
Loss on disposal of discontinued operations......     (3,903)     (81,968)         --
                                                   ---------    ---------    --------
Net loss attributable to common shareholders.....  $(768,272)   $(316,580)   $(53,480)
                                                   =========    =========    ========
Basic and diluted loss per common share:
  Continuing operations..........................  $   (7.89)   $   (2.50)   $  (0.84)
  Loss from discontinued operations..............         --        (0.32)      (0.02)
  Loss on disposal of discontinued operations....      (0.04)       (0.99)         --
                                                   ---------    ---------    --------
Loss per common share............................  $   (7.93)   $   (3.81)   $  (0.86)
                                                   =========    =========    ========

     Common stock equivalents of approximately 7,200,000, 15,600,000 and 17,600,000, have been excluded from the calculation because their effect was anti-dilutive for the years ended December 31, 2001, 2000 and 1999, respectively.

(17) DEFINED CONTRIBUTION PLAN

     In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. To date, we have not made any contributions to the plan.

                               VERTICALNET, INC.

(18) INCOME TAXES

     The components of the net deferred tax assets as of December 31, 2001 and 2000 consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating losses...............................  $ 233,910    $ 182,955
  Reserves...........................................      1,309        2,321
  Depreciation and amortization......................     13,992        7,798
  Deferred revenue and other.........................     12,048        6,156
  Disposition of segment.............................         --       35,986
  Investment impairment..............................     96,411           --
                                                       ---------    ---------
     Total gross deferred tax assets.................    357,670      235,216
Valuation allowance..................................   (336,247)    (202,632)
                                                       ---------    ---------
                                                          21,423       32,584
Deferred tax liabilities:
  Internally developed software costs................     (2,372)      (2,461)
  Identifiable intangibles...........................         --       (2,966)
  Gain on investment.................................    (19,051)     (27,157)
                                                       ---------    ---------
     Total deferred tax liabilities..................    (21,423)     (32,584)
                                                       ---------    ---------
Net deferred tax asset...............................  $      --    $      --
                                                       =========    =========

     Deferred income taxes reflect the net effects of net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2000. The net change in the valuation allowance for deferred tax assets at December 31, 2001 and 2000 was an increase of $133.6 million and $163.4 million, respectively.

     As of December 31, 2001, we have approximately $554.5 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, we have net operating loss carryforwards of approximately $554.5 million in certain states with various expiration periods beginning in 2002. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforwards is limited following a change in ownership of greater than 50% within a three-year period. Due to our prior equity transactions, our net operating loss carryforwards are subject to an annual limitation generally determined by multiplying our market value on the date of the ownership change by the federal long-term tax exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

     Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 2001, 2000 and 1999. The losses generated by acquired companies prior to their

                               VERTICALNET, INC.

acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies, their net operating losses of approximately $28.1 million became subject to an annual limitation of approximately $3.6 million.

     Additionally, at December 31, 2001, approximately $87.2 million of the gross deferred tax asset will reduce equity and approximately $9.5 million of the gross deferred tax asset will reduce goodwill to the extent such assets are realized.

(19) OTHER INCOME (EXPENSE)

     Other income (expense) was comprised of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------    ---------
                                                            (IN THOUSANDS)
Net gain (loss) on investments (see Note 9)...........  $  (3,829)    $ 79,875
Conversion inducement payment (see Note 12)...........         --      (11,207)
Impairment charge related to cost method, equity
  method and available-for-sale investments (see Note
  9)..................................................   (231,327)      (6,439)
Loss from equity method investments (see Note 9)......     (2,312)      (2,769)
Other income (expense) items..........................      1,118           --
                                                        ---------     --------
     Other income (expense), net......................  $(236,350)    $ 59,460
                                                        =========     ========

(20) SEGMENT INFORMATION

     Following the sale of Verticalnet Exchanges in the first quarter of 2001, management began evaluating the financial operating performance of the business as two distinct business units, the SMB group and the Enterprise group, formerly referred to as Verticalnet Markets and Verticalnet Solutions, respectively. All prior segment information for Verticalnet Exchanges has been classified as a discontinued operation.

     In April 2001, we announced our intention to consolidate our two business units into a single operating segment in order to streamline operations and reduce redundant positions and costs. Although we unified operations during the second quarter, we continue to evaluate the financial performance of the Company based on our two segments. These segments include the SMB group, which consists of the operations of our 59 industry marketplaces, including e-enablement and e-commerce revenues and advertising and services revenues; and the Enterprise group, which consists of our enterprise software, professional services and related services operations.

     The reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates the segments' performance primarily on revenues generated and income (loss) excluding non-cash expenses, other non recurring items and preferred stock dividends. Corporate costs, such as senior executive, finance, human resources, legal, facilities and technology expenses, are currently included in the Enterprise group information since we do not internally allocate any portion of these costs to the SMB group. Corporate costs were approximately $30.1 million and $37.0 million, respectively, for the years ended December 31, 2001 and 2000.

                               VERTICALNET, INC.

                                                       YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------------
                                                             ENTERPRISE GROUP
                                                                (INCLUDING
                                                SMB GROUP    CORPORATE COSTS)      TOTAL
                                                ---------    ----------------    ---------
                                                              (IN THOUSANDS)
Revenues......................................  $ 89,962        $  35,608        $ 125,570
Income (loss), excluding non-cash expenses,
  other non recurring items and preferred
  stock dividends.............................     1,410          (55,515)         (54,105)
Restructuring and asset impairment charge.....   (76,917)        (268,625)        (345,542)
Amortization of goodwill and other intangible
  assets, net.................................   (10,002)        (111,724)        (121,726)
In-process research and development charge....        --             (420)            (420)
Investment impairments........................        --         (231,327)        (231,327)
Net loss on investments.......................        --           (3,829)          (3,829)
Discontinued operations.......................        --           (3,903)          (3,903)
Preferred stock dividends and accretion.......        --           (7,420)          (7,420)
Loss attributable to common shareholders......   (85,509)        (682,763)        (768,272)
Segment assets................................    15,107          110,524          125,631

                                                       YEAR ENDED DECEMBER 31, 2000
                                                ------------------------------------------
                                                             ENTERPRISE GROUP
                                                                (INCLUDING
                                                SMB GROUP    CORPORATE COSTS)      TOTAL
                                                ---------    ----------------    ---------
                                                              (IN THOUSANDS)
Revenues......................................  $104,548        $   7,906        $ 112,454
Loss, excluding non-cash expenses, other non
  recurring items and preferred stock
  dividends...................................   (31,235)         (66,381)         (97,616)
Restructuring and asset impairment charges....   (11,530)              --          (11,530)
Non-cash, general and administrative expenses
  including stock compensation expense,
  terminated deal costs and write-off of
  obsolete assets.............................        --           (5,572)          (5,572)
Amortization of goodwill and other intangible
  assets, net.................................   (13,771)        (126,070)        (139,841)
In-process research and development charge....        --          (10,000)         (10,000)
Investment impairments........................        --           (6,439)          (6,439)
Net gain on investments.......................        --           79,875           79,875
Conversion payment to debt holders............        --          (11,207)         (11,207)
Discontinued operations.......................        --         (108,986)        (108,986)
Preferred stock dividends and accretion.......        --           (5,264)          (5,264)
Loss attributable to common shareholders......   (56,536)        (260,044)        (316,580)
Segment assets................................   168,547          754,737          923,284

     "Income (loss), excluding non-cash expenses, other non recurring items and preferred stock dividends" is used by our management for purposes of making decisions about allocating resources and assessing performance of our segments. However this caption is not intended to reflect segment results of operations in accordance with generally accepted accounting principles.

     Capital expenditures including capitalized software costs were $9.1 million and $5.7 million for the SMB group and Enterprise group, respectively, for the year ended December 31, 2001. Prior year comparative information is not readily available.

                               VERTICALNET, INC.

(21) SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The quarterly results of operations for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share data):

                                                        QUARTER ENDED
                                     ----------------------------------------------------
                                     MARCH 31     JUNE 30     SEPTEMBER 30    DECEMBER 31
                                     --------    ---------    ------------    -----------
2001
Revenues...........................  $ 36,687    $  33,056     $  31,755       $  24,072
Loss from continuing operations
  attributable to common
  shareholders.....................  $(91,644)   $(302,481)    $(241,649)      $(128,595)
Loss on disposal of discontinued
  operations.......................      (522)      (3,381)           --              --
                                     --------    ---------     ---------       ---------
Loss attributable to common
  shareholders.....................  $(92,166)   $(305,862)    $(241,649)      $(128,595)
                                     ========    =========     =========       =========
Basic and diluted loss per share:
  Continuing operations............  $  (0.99)   $   (3.10)    $   (2.46)      $   (1.30)
  Loss on disposal of discontinued
     operations....................        --        (0.03)           --              --
                                     --------    ---------     ---------       ---------
                                     $  (0.99)   $   (3.13)    $   (2.46)      $   (1.30)
                                     ========    =========     =========       =========

                                                          QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
2000
Revenues.............................  $12,863     $ 24,445      $ 34,455       $  40,690
Income (loss) from continuing
  operations attributable to common
  shareholders.......................  $46,699     $(84,217)     $(76,082)      $ (93,994)
Income (loss) from discontinued
  operations.........................   (4,606)      (2,931)           68         (19,549)
Loss on disposal of discontinued
  operations.........................       --           --            --         (81,968)
                                       -------     --------      --------       ---------
Income (loss) attributable to common
  shareholders.......................  $42,093     $(87,148)     $(76,014)      $(195,511)
                                       =======     ========      ========       =========
Basic income (loss) per common share:
  Continuing operations..............  $  0.62     $  (1.01)     $  (0.88)      $   (1.07)
  Loss from discontinued
     operations......................    (0.06)       (0.04)           --           (0.23)
  Loss on disposal of discontinued
     operations......................       --           --            --           (0.93)
                                       -------     --------      --------       ---------
                                       $  0.56     $  (1.05)     $  (0.88)      $   (2.23)
                                       =======     ========      ========       =========
Diluted income (loss) per common
  share:
  Continuing operations..............  $  0.49     $  (1.01)     $  (0.88)      $   (1.07)
  Loss from discontinued
     operations......................    (0.04)       (0.04)           --           (0.23)
  Loss on disposal of discontinued
     operations......................       --           --            --           (0.93)
                                       -------     --------      --------       ---------
                                       $  0.45     $  (1.05)     $  (0.88)      $   (2.23)
                                       =======     ========      ========       =========

                               VERTICALNET, INC.

(22) SUBSEQUENT EVENTS

Amendments to the Converge Agreements

     Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced their aggregate obligation by $0.5 million. From January 1, 2002 through March 15, 2002, we have received approximately $6.1 million from Converge in 2002, with the remaining aggregate payments of approximately $6.2 million expected over the balance of fiscal year 2002 per the terms of the amended. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements will be recognized on a straight-line basis through December 2003 (see Note 10).

Announcement of Our Intention to Sell SMB

     On February 13, 2002, we announced our intention to sell the SMB group. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. Beginning in the first quarter of 2002, we will report the SMB group as a discontinued operation.

Converge Investment

     On February 15, 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. The note is payable in four equal installments on February 15th of 2006 through 2009. Repayment of the note is accelerated upon certain triggering events, including a change of control. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share.

Appointment of Chief Executive Officer and Chief Financial Officer

     On February 19, 2002, Kevin S. McKay, a member of our board of directors, was appointed president and chief executive officer of Verticalnet. Mr. McKay succeeded Michael Hagan, who was appointed chairman of Verticalnet. On February 13, 2002, John A. Milana, former chief financial officer of Atlas Commerce, was appointed as Verticalnet's chief financial officer replacing interim chief financial officer, David Kostman.

Put/Call Arrangement with BT

     In February 2002 we agreed with BT to amend the put/call agreement to allow for an early partial exercise of our call using our common stock. As of March 15, 2002, we have issued 2,000,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million towards the put and call obligation. As of March 15, 2002, our put/call liability is approximately $11.8 million (see Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our directors may be found under the caption "Proposal No. 1 -- Election of Directors" in our proxy statement for the 2002 Annual Meeting of Shareholders to be held on June 5, 2002 (the "Proxy Statement"). Information with respect to our executive officers may be found under the caption "Executive and Senior Officers" included in Part I of this report. Such information is incorporated herein by reference.

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

     3. Exhibits.

     See paragraph (c) below.

     (b) Reports on Form 8-K. Verticalnet, Inc. filed the following Reports on Form 8-K during the quarter ended December 31, 2001. On October 11, 2001, we filed our Current Report on Form 8-K, dated October 10, 2001, regarding (a) an amendment to Verticalnet's software licensing and professional services agreements with Converge, Inc., and (b) Verticalnet's expected write-down of its investment in Converge, Inc. (Item 5)

     On October 16, 2001, we filed our Current Report on Form 8-K, dated October 12, 2001, announcing the resignation of Gene S. Godick as Verticalnet's Chief Financial Officer and the appointment of David Kostman as Interim Chief Financial Officer. (Item 5)

     (c) Exhibits

     The following exhibits are filed as part of this report.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
     3.1 Amended and Restated Articles of Incorporation(1)
     3.2 Articles of Amendment to Amended and Restated Articles of
         Incorporation(2)
     3.3 Articles of Amendment to Amended and Restated Articles of
         Incorporation(2)
     3.4 Amended and Restated Bylaws(1)
     4.1 Indenture, dated September 27, 1999, between Verticalnet,
         Inc. and Bankers Trust Company(3)
     4.2 Registration Rights Agreement, dated September 27, 1999, between Verticalnet, Inc. and the initial purchasers of its
         5 1/4% Convertible Subordinated Debentures(3)
     4.3 Statement with Respect to Shares of Series A 6.00%
         Convertible Redeemable Preferred Stock Due 2010 of
         Verticalnet, Inc.(4)
     4.4 Registration and Lock-Up Agreement, dated as of December 28,
         2001, by and among Verticalnet, Inc. and certain
         stockholders of Atlas Commerce, Inc.(20)
    10.1 Common Stock Purchase Warrant to purchase 40,026 shares of
         Common Stock, dated November 25, 1998, issued to Progress
         Capital, Inc.(1)
    10.2 Form of Common Stock Purchase Warrant, dated November 25,
         1998, issued in connection with the Convertible Note(1)
    10.3 Series A Preferred Stock Purchase Agreement, dated as of
         September 12, 1996, between Internet Capital Group, L.L.C.
         and Verticalnet, Inc.(1)
    10.4 Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors(1)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
    10.5 Registration Rights Agreement, dated as of November 25,
         1998, between Verticalnet, Inc. and the Convertible Note
         Holders(1)
    10.6 Agreement of Lease, dated April 21, 1999, between Liberty
         Property Limited Partnership and Verticalnet, Inc., as
         amended by the First Amendment to Lease Agreement, dated May
         15, 1999, between Liberty Property Limited Partnership and
         Verticalnet, Inc. (700 Dresher Road, Horsham,
         Pennsylvania)(5)
    10.7 Second Amendment to Lease Agreement, dated March 2, 2000, between Liberty Property Limited Partnership and
         Verticalnet, Inc. (700 Dresher Road, Horsham,
         Pennsylvania)(19)
    10.8 Third Amendment to Lease Agreement, dated August 1, 2000, between Liberty Property Limited Partnership and
         Verticalnet, Inc. (700 Dresher Road, Horsham,
         Pennsylvania)(19)
    10.9 Agreement of Lease, dated April 13, 2000, between Liberty
         Property Limited Partnership and Atlas Commerce (U.S.) Inc.
         (300 Chester Field Parkway, Malvern, Pennsylvania)*
    10.10 Agreement and Plan of Merger, dated as of March 8, 2000, by and among Verticalnet, Inc., VERT Acquisition Corp.,
         Tradeum, Inc. and Zvi Schreiber(11)
    10.11 Asset Purchase Agreement, dated as of February 16, 2000, by and among Verticalnet, Inc., NECX.com LLC, RW Electronics,
         Inc., RW Electronics Trust, Robert R. Benedict and Peter L.
         LeSaffre(12)
    10.12 Agreement and Plan of Reorganization, dated as of June 30,
         2000, by and among Verticalnet, Inc. NECX.com LLC, F&G
         Capital, Inc., trustees of the Binford Living Trust,
         trustees of the Carracino Family Trust, trustees of the
         Radach Family Trust, James D. Binford, Daniel N. Carracino
         and Russel R. Radach(13)
    10.13 Membership Interest Purchase Agreement, dated as of December
         19, 2000, by and among Converge, Inc., NECX.com LLC and
         Verticalnet, Inc.(14)
    10.14 Amendment No. 1 to Membership Interest Purchase Agreement,
         dated as of January 31, 2001, by and among Converge, Inc.,
         NECX.com LLC, Verticalnet, Inc. and Converge International,
         Ltd.(15)
    10.15 Agreement of Merger, dated December 28, 2001, by and among
         Verticalnet, Inc. and Atlas Commerce, Inc.(20)
    10.16 Subscription License Agreement, dated as of December 19,
         2000, among Verticalnet, Inc., Tradeum, Inc. d/b/a
         Verticalnet Solutions and Converge, Inc.*
    10.17 First Amendment to Subscription License Agreement, dated as of January 31, 2001, among Verticalnet, Inc., Verticalnet
         Solutions LLC and Converge, Inc.*
    10.18 Amended and Restated Subscription License Agreement, dated as of October 9, 2001, between Verticalnet, Inc.,
         Verticalnet Enterprises LLC and Converge, Inc.*
    10.19 Maintenance and Support Agreement, dated October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and
         Converge, Inc.*
    10.20 First Amendment to the Amended and Restated Subscription
         License Agreement, dated as of February 1, 2002, between
         Verticalnet, Inc., Verticalnet Enterprises LLC and Converge,
         Inc.*
    10.21 First Amendment to Maintenance and Support Agreement, dated as of February 1, 2002, between Verticalnet, Inc.,
         Verticalnet Enterprises LLC and Converge, Inc.*
    10.22 Amended and Restated 1996 Equity Compensation Plan(1)(18)
    10.23 1999 Equity Compensation Plan(3)(18)
    10.24 Verticalnet, Inc. 2000 Equity Compensation Plan(16)(18)
    10.25 Amended and Restated Equity Compensation Plan for
         Employees(17)(18)
    10.26 Employment Agreement, dated April 25, 2001, between
         Verticalnet, Inc. and Christopher Larsen*

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
    10.27 Employment Agreement, dated October 1, 2001, between
         Verticalnet, Inc. and James W. McKenzie, Jr.*
    10.28 Employment Agreement, dated October 1, 2001, between
         Verticalnet, Inc. and Michael J. Hagan*
    10.29 Employment Agreement, dated October 1, 2001, between
         Verticalnet, Inc. and David Kostman*
    21   Subsidiaries of the Registrant*
    23   Consent of KPMG LLP*
    99.1 Promissory Note, dated as of December 31, 2000(14)

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

(19) Filed as an exhibit to the registrant's report on Form 10-K dated December 31, 2000.

(20) Filed as an exhibit to the registrant's report on Form 8-K dated January 4, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Horsham, Pennsylvania, on April 1, 2002.

                                          VERTICALNET, INC.

                                          BY: /s/ JOHN A. MILANA
                                            ------------------------------------
                                            John A. Milana
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 1, 2002.

                     SIGNATURE                                     TITLE                       DATE
                     ---------                                     -----                       ----
               /s/ MICHAEL J. HAGAN                  Chairman of the Board and Director    April 1, 2002
---------------------------------------------------
                 Michael J. Hagan

                /s/ KEVIN S. MCKAY                   President, Chief Executive Officer    April 1, 2002
---------------------------------------------------  and Director (principal executive
                  Kevin S. McKay                     officer)

                /s/ JOHN A. MILANA                   Chief Financial Officer (principal    April 1, 2002
---------------------------------------------------  financial officer and accounting
                  John A. Milana                     officer)

              /s/ JEFFREY C. BALLOWE                 Director                              April 1, 2002
---------------------------------------------------
                Jeffrey C. Ballowe

              /s/ ROBERT F. BERNSTOCK                Director                              April 1, 2002
---------------------------------------------------
                Robert F. Bernstock

            /s/ WALTER W. BUCKLEY, III               Director                              April 1, 2002
---------------------------------------------------
              Walter W. Buckley, III

                /s/ HOWARD D. ROSS                   Director                              April 1, 2002
---------------------------------------------------
                  Howard D. Ross

                 /s/ MARK L. WALSH                   Director                              April 1, 2002
---------------------------------------------------
                   Mark L. Walsh

                               VERTICALNET, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                              BALANCE AT THE    CHARGE TO                                BALANCE AT
                               BEGINNING OF     COSTS AND                                THE END OF
                                 THE YEAR        EXPENSES     WRITE-OFFS     OTHER(1)     THE YEAR
                              --------------    ----------    -----------    --------    ----------
Allowance for doubtful
  accounts:
  December 31, 1999.........    $       61      $      807    $      (127)   $     61    $      802
  December 31, 2000.........           802           2,372         (1,102)         --         2,072
  December 31, 2001.........         2,072           1,237         (2,308)        (14)          987

---------------
(1) Allowance balances were recorded in connection with acquisitions and dispositions during fiscal years 1999, 2000 and 2001. All amounts reflect activity from continuing operations.