Form 10-K/A
period 2001-12-31
VERTICALNET INC
filed 2002-04-30
CIK 1043946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K/A

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO

                             -----------------------

                        COMMISSION FILE NUMBER 000-25269

                                VERTICALNET, INC.

               PENNSYLVANIA                                 23-281834
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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001 as set forth in the pages attached hereto:

         PART III

         Item 10. Directors and Executive Officers of the Registrant

         Item 11. Executive Compensation

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Item 13. Certain Relationships and Related Transactions

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VERTICALNET, INC.


April 30, 2002              By: /s/ John A. Milana
                                    --------------------------------------------
                                    John A. Milana
                                    Chief Financial Officer (principal financial
                                    officer and accounting officer)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in Part I under the caption "Executive Officers" is incorporated herein by reference.

         KEVIN S. MCKAY, 48, has served as our President and Chief Executive Officer since February 2002 and as a director since July 2001. Most recently, Mr. McKay was President and CEO of Capita Technologies, a leading technology service provider in the Interpublic Group. Mr. McKay previously served as Chief Executive Officer of SAP America, Inc., where he had responsibility for the company's North and Latin American operations, including all sales and marketing efforts, customer implementation and support. Prior to that, Mr. McKay was the Chief Operating Officer and the Chief Financial Officer at SAP America, where his primary duties spanned the financial, accounting, and operational management of SAP subsidiaries in the United States, Canada and Latin America. He was also a member of the SAP AG Extended Management board and the SAP America, Inc. board of directors.

         HOWARD D. ROSS, 49, has served as a director since June 2000. Mr. Ross is a founding partner of LLR Equity Partners, L.P. Prior to founding LLR Equity Partners, he spent 26 years with Arthur Andersen LLP and served as partner in charge of Arthur Andersen's Growth Company Practice in the mid-Atlantic region. Mr. Ross is also a member of the board of directors of eResearch Technology, Inc. and Iron Mountain Incorporated. Mr. Ross received a B.S. in Economics from the Wharton School of Business, University of Pennsylvania, and is a Certified Public Accountant.

         MARK L. WALSH, 46, has served as a director since August 1997. Mr. Walsh has been the Chief Technology Advisor to the Democratic National Committee since January 2002. He served as Chairman of the Verticalnet board of directors from July 2000 until February 2002. Prior to that, he served as President and Chief Executive Officer from August 1997 to July 2000. Prior to joining Verticalnet, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric's online service from 1994 to 1995. He also was the President of Information Kinetics, Inc., a venture capital backed interactive information company focusing on the recruitment and classified advertising market from 1993 to 1994. He received his MBA from Harvard Business School and B.A. from Union College.

         ROBERT F. BERNSTOCK, 50, has served as a director since December 2001. Mr. Bernstock was the President and CEO of Atlas Commerce, Inc. from January 2001 to December 2001. Mr. Bernstock was President, Chief Executive Officer and a board member of Vlasic Foods International Inc. from March 1998 when Vlasic was spun-off from Campbell Soup Company, to December 2000. Vlasic filed voluntarily for bankruptcy in January 2001 under Chapter 11 of the United States Bankruptcy Code. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division from July 1997 to March 1998. Prior to that, he was appointed President - U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President - International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company.

         WALTER W. BUCKLEY, III, 42, has served as a director since 1996. Mr. Buckley is co-founder, President, Chief Executive Officer and a director of Internet Capital Group, Inc. Prior to joining Internet Capital Group, Mr. Buckley was Vice President of Acquisitions for Safeguard Scientifics, Inc. between 1991 and 1996. Mr. Buckley directed many of Safeguard's investments and was also responsible for developing and executing Safeguard's multi-media and Internet investment strategies. Before Safeguard Scientifics, Mr. Buckley was the President and co-founder of Centralized Management Systems, Inc., a medical supply company, which he sold in 1987. Mr. Buckley is also a member of the board of directors of Safeguard Scientifics. Mr. Buckley received his B.A. from the University of North Carolina, Chapel Hill.

         JEFFREY C. BALLOWE, 46, has served as a director since July 1998. Mr. Ballowe is retired from Ziff-Davis, Inc. where he was President, Interactive Media and Development Group. Before leaving Ziff Davis at the end of 1998, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (now Tech TV) and the initial ZD

Softbank investments in Yahoo!, USWeb, Gamespot and Herring Communications. Currently he serves as a director of Onvia.com and is on the advisory boards of Internet Capital Group and ShopEaze.com. He is the co-founder and President of the not-for-profit Electronic Literature Organization. He received an MBA from the University of Chicago, an M.A. in French from the University of Wisconsin-Madison and a B.A. from Lawrence University.

         MICHAEL J. HAGAN, 39, co-founded Verticalnet in 1995 and has served as Chairman of the Board since February 2002. Prior to that, he served as our President and Chief Executive Officer since January 2001. He has served as a director since 1995. Since our founding, Mr. Hagan has held various executive positions with us, including Executive Vice President and Chief Operating Officer immediately before becoming President and Chief Executive Officer. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. He served at Merrill Lynch in the areas of finance, technology and accounting. Prior to that time, Mr. Hagan worked for Bristol Myers Squibb from 1988 to 1990. Mr. Hagan received a B.S. from St. Joseph's University and is a Certified Public Accountant.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and holders of more than 10% of Verticalnet's common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. To the best of Verticalnet's knowledge, the reports for all officers, directors and holders of more than 10% of Verticalnet's common stock were timely filed during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning total compensation earned or paid to the all individuals serving as Verticalnet's chief executive officer during the 2001 fiscal year, as well as the four other most highly compensated executive officers of Verticalnet who served in such capacities as of December 31, 2001, and one additional individual who would have been one of the four most highly compensated executive officers if he had been an executive officer at year end (the "named executive officers"), for services rendered to Verticalnet during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                                                               ------------
                                                                        ANNUAL
                                                                     COMPENSATION                  NUMBER
                                                                ----------------------            OF STOCK
                                              FISCAL            ANNUAL                            OPTIONS           ALL OTHER
NAME AND PRINCIPAL POSITIONS(1)                YEAR             SALARY           BONUS            GRANTED          COMPENSATION
-------------------------------                ----             ------           -----            -------          ------------
Mark L. Walsh .....................            2001           $ 176,917        $       0                0           $     --
    Chairman                                   2000             300,000                0          400,000(2)              --
                                               1999             200,000          100,000                0                 --

Michael J. Hagan ..................            2001           $ 206,250        $ 150,000                0           $     --
    President and Chief Executive              2000             212,500           90,000          400,000(2)              --
      Officer(3)                               1999             125,000           50,000          100,000                 --

James W. McKenzie, Jr .............            2001           $ 250,000        $ 100,000          975,000           $     --
    Executive Vice President,                  2000(3)          183,333          125,000          580,000(4)              --
      General Counsel and Secretary

David Kostman .....................            2001           $ 250,000        $  75,000        1,200,000           $     --
    Chief Operating Officer and                2000(5)          119,318           75,000          300,000                 --
      Interim Chief Financial Officer

Christopher Larsen ................            2001(6)        $ 204,545        $ 225,000        1,100,000           $     --
    Executive Vice President of
      Sales and Marketing

Gene S. Godick ....................            2001(7)        $ 216,989        $       0          275,000           $     --
    Executive Vice President and               2000             207,500          100,000                0                 --
      Chief Financial Officer                  1999             148,352           60,000          198,000                 --

------------------

(1) Since January 1, 2002, the positions held by the following named executive officers have changed:
          -    Mr. Hagan currently serves as Chairman.
          - Kevin S. McKay currently serves as President and Chief Executive Officer.
          -    Mr. Walsh currently serves as a member of the board of directors.
          -    Mr. Larsen resigned in April 2002.
          - John A. Milana replaced Mr. Kostman as Chief Financial Officer in February 2002.
     (2) On December 19, 2000, the grants of 400,000 stock options to each of Mr. Walsh and Mr. Hagan were voluntarily surrendered.
     (3)  Mr. McKenzie commenced employment in January 2000.
     (4) In April 2002, Mr. McKenzie voluntarily surrendered his stock options granted in fiscal 2000.
     (5)  Mr. Kostman commenced employment in July 2000.
     (6)  Mr. Larsen commenced employment in April 2001.
     (7) Mr. Godick was not an executive officer at December 31, 2001. He resigned in October 2001.

EMPLOYMENT AGREEMENTS

         On October 1, 2001, the Company entered into employment agreements with Michael J. Hagan ($150,000 salary), James W. McKenzie, Jr. ($250,000 salary) and David Kostman ($250,000 salary). The agreements have a term of two years, with automatic renewal unless either party gives at least one-year advance notice of nonrenewal. The agreements have a target bonus of 35% of salary for Messrs. McKenzie and Kostman and 50% of salary for Mr. Hagan, which is not guaranteed. If the executive is terminated without cause (with one month advance notice of termination without cause), then the executive will receive, in exchange for a mutual general release: a lump sum payment equal to salary for six months (one year for Mr. Hagan), but if the executive has been employed by the company at least one year, then equal to salary for one year (two years for Mr. Hagan); healthcare coverage paid by the company for one year; unvested options granted in 2001 are accelerated for a period equal to six months plus one additional month for each month that the executive has been employed by the company; all vested options granted in 2001 will be exercisable for five years after termination of employment. Upon a "change of control" the employment agreement term would automatically restart for two years. If within two years after a change of control, the executive is terminated without cause or chooses to leave for "good reason," then the executive will receive, in addition to the termination without cause benefits above, a lump sum payment equal to salary for an additional six months, but if the executive has been employed by the company at least one year, then equal to salary for an additional one year; a lump sum payment equal to the target bonus (three times the target bonus for Mr. Hagan) for the year in which termination occurs. The agreement prevents excess parachute payments under sections 280G and 4999 of the Internal Revenue Code, by applying a cap to the executive's compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment. The agreement defines "good reason" after a change of control as (1) the executive is transferred more than 50 miles without consent; or (2) a material reduction of authority, duties or responsibilities after reasonable notice and a chance to cure; or (3) any failure of the company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the company.

         Mr. Larsen entered into a letter agreement upon the commencement of his employment with the company on April 25, 2001. The agreement provided for a $300,000 salary, a $25,000 signing bonus, a 2001 guaranteed bonus of $200,000, and a target bonus thereafter of 50% of salary. The agreement provided for the following severance benefits, in exchange for a general release, if Mr. Larsen terminated his employment with the company for "good reason," which he did in April 2002: salary continuation payments for six months; a severance payment equal to $150,000, representing his 2002 target bonus; accelerated vesting of 25% of his options granted in 2001; and all vested options remain exercisable for 180 days after termination of employment.

OPTION GRANTS IN LAST FISCAL YEAR

         The table below shows information about stock options granted during fiscal 2001 to each of the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                              ------------------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                                                        % OF                                                       AT
                              NUMBER OF                 TOTAL                                        ASSUMED ANNUAL RATE OF STOCK
                              SECURITIES               OPTIONS                                             PRICE APPRECIATION
                              UNDERLYING               GRANTED       EXERCISE                              FOR OPTION TERM(5)
                               OPTIONS                    TO         PRICE PER       EXPIRATION       ---------------------------
          NAME                 GRANTED                EMPLOYEES       SHARE             DATE               5%              10%
---------------------         ----------              ---------     ----------       ----------       ----------       ----------
Mark L. Walsh .......                0                   0.00              N/A              N/A              N/A              N/A
Michael J. Hagan ....                0                   0.00              N/A              N/A              N/A              N/A
James W. McKenzie, Jr          400,000(1)                1.48           $ 1.94       03/15/2011         $488,022       $1,236,744
                               575,000(2)                2.13           $ 0.34       09/30/2011          122,949          311,577
David Kostman .......          500,000(1)                1.85           $ 1.94       03/15/2011          610,028        1,545,930
                               700,000(2)                2.60           $ 0.34       09/30/2011          149,677          379,311
Christopher Larsen ..          400,000(3)(4)             1.48           $ 1.88       04/26/2011          472,929        1,198,494
                               700,000(2)(4)             2.60           $ 0.34       09/30/2011          149,677          379,311
Gene S. Godick ......          275,000(1)                1.02              N/A              N/A          335,515          850,261

------------------

(1) 12.5% of the grant vests on each of May 15, August 15, November 15 and February 15 from May 15, 2001 through February 15, 2003.

(2) 25% of the grant vests on each of April 1 and October 1 from April 1, 2002 through October 1, 2003.

(3) 12.5% of the grant vests on each of July 27, October 27, January 27 and April 27 from July 27, 2001 through April 27, 2003.

(4) 50% of Mr. Larsen's options expired unvested upon his separation of employment in April 2002.

(5) These columns show gains that may exist for the respective options, assuming that the market price for the common stock appreciates from the date of grant over a period of 10 years at annual rates of growth of 5% and 10%, respectively. These rates of growth are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. If the market price of the common stock does not appreciate over the option term, no value will be realized from the option grants.

OPTION EXERCISES AND VALUES FOR FISCAL 2001

         The table below sets forth information with respect to option exercises during fiscal 2001 by each of the named executive officers and the status of their options at December 31, 2001:

                 AGGREGATED OPTION EXERCISES DURING FISCAL 2001

                                       AND

                       OPTION VALUES ON DECEMBER 31, 2001

                              NUMBER OF
                               SHARES                             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                            ACQUIRED UPON    VALUE REALIZED        OPTIONS AT 12/31/01         MONEY OPTIONS AT 12/31/01(2)
                             EXERCISE OF          UPON         ----------------------------    -----------------------------
         NAME                  OPTIONS         EXERCISE(1)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
         ----                  -------         -----------     -----------    -------------    -----------     -------------
Mark L. Walsh..........        193,000         $1,047,025       1,017,093         214,224       $ 969,744         $ 159,061
Michael J. Hagan.......              0                  0         357,538          50,154         361,846             7,385
James W. McKenzie, Jr..              0                  0         530,000       1,025,000               0           609,500
David Kostman..........              0                  0         312,364       1,187,636               0           742,000
Christopher Larsen.....              0                  0         100,000       1,000,000               0           742,000
Gene S. Godick.........        153,848            241,002         214,005         258,995               0                 0

------------------

(1) Represents the difference between the market price on the exercise date and the exercise price, multiplied by the number of options exercised. Does not necessarily reflect the value received if the individual sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the market price on the date of exercise.
(2) Represents the difference between the year-end closing stock price ($1.40 per share) and the exercise price associated with each option, multiplied by the number of shares underlying the options.

COMPENSATION COMMITTEE

         The compensation committee is charged with reviewing Verticalnet's general compensation policies; reviewing, approving, recommending and administering Verticalnet's incentive compensation and stock option plans; and approving certain employment arrangements. In fiscal 2001, the compensation committee met five times. The compensation committee consists of Messrs. Ballowe and Ross.

BOARD OF DIRECTORS COMPENSATION

         Verticalnet does not pay its directors cash compensation for regular service on the board. However, they are reimbursed for expenses they incur in attending meetings. Additionally, each non-employee, non-investor director is eligible to receive options to purchase Verticalnet common stock. New non-employee, non-investor directors receive an option to purchase 50,000 shares upon joining the board for the first time. Continuing non-employee, non-investor directors receive an option to purchase 50,000 shares on the date of the annual meeting if they remain directors after the meeting ends. Therefore, retiring directors would not get a new grant. The options are non-qualified stock options for 50,000 shares of common stock, granted at the closing price per share on the date of grant. Options are fully vested on the date of grant. Options have a maximum term of 10 years, except that a director has 90 days to exercise after leaving the board. Options can be exercised at any time, but there is a sale restriction on the underlying shares as follows: 12,500 shares can be sold starting on the grant date, and an additional 12,500 shares can be sold after each additional three month period. This sale restriction lapses on the set dates irrespective of the person's continuing status as a director. In fiscal 2001, Verticalnet granted its three non-employee, non-investor directors an aggregate of 150,000 shares.

         Verticalnet pays the members of its audit committee $3,500 for each fiscal quarter that they serve on the committee. Verticalnet pays the members of its compensation committee $1,500 for each fiscal quarter that they serve on the committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Except as set forth in the following table, Verticalnet knows of no single person or group that is the beneficial owner of more than 5% of Verticalnet's common stock.

                   NAME AND ADDRESS                      AMOUNT AND NATURE OF                   PERCENT
                  OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP                  OF CLASS
                  -------------------                    --------------------                  --------
          Internet Capital Group, Inc.                  35,841,747 (1)(2)                          31.6%
          435 Devon Park Drive, Bldg. 600
          Wayne, PA  19087

          Safeguard Scientifics, Inc.                      10,523,103 (2)                           9.4%
          800 The Safeguard Building
          435 Devon Park Drive, Bldg. 800
          Wayne, PA  19087

------------------

(1) Includes 478,624 shares of common stock issuable upon the conversion of warrants and 250,000 shares of common stock issuable upon the conversion of Verticalnet's 5 1/4% convertible subordinated debentures. All amounts are as of March 15, 2002. Excludes 51,592 shares owned by Walter W. Buckley
     III. Mr. Buckley disclaims beneficial ownership of all shares held by Internet Capital Group. Mr. Buckley is the President, Chief Executive Officer and a director of Internet Capital Group.
(2) Includes the 10,523,103 shares owned by Safeguard Scientifics. Internet Capital Group filed a Schedule 13D on March 15, 2002 stating that they had reached an agreement with Safeguard Scientifics that provides ICG with the right of first refusal to purchase the shares that Safeguard owns.

         The following table shows the amount of common stock of Verticalnet beneficially owned (unless otherwise indicated) by Verticalnet's directors, the executive officers of Verticalnet named in the Summary Compensation Table appearing later in this proxy statement and the directors and named executive officers of Verticalnet as a group. Except as otherwise indicated, all information is as of April 19, 2002.

                                  AGGREGATE NUMBER OF
                                  SHARES BENEFICIALLY        ACQUIRABLE WITHIN 60      PERCENT OF SHARES
             NAME                       OWNED(1)                    DAYS(2)             OUTSTANDING (3)
  ----------------------------    -------------------        --------------------      -----------------
  Jeffrey C. Ballowe..........              33,804                   187,140                   *
  Robert F. Bernstock.........                   0                   162,885                   *
  Walter W. Buckley, III......          24,641,612(4)               728,624(5)               23.3%(4)(5)
  Michael J. Hagan............           1,951,050                   377,692                  2.0%
  David Kostman...............               6,921                   822,391                   *
  Christopher Larsen..........                   0                   550,000                   *
  Kevin S. McKay..............                   0                    81,250                   *
  James W. McKenzie, Jr.......              13,258                   537,500                   *
  Howard D. Ross..............                   0                   100,000                   *
  Mark L. Walsh...............             530,782                 1,398,194                 1.7%
  All directors and named
     executive officers as a
     group (10 persons).......          27,177,427                4,945,676(4)               26.7%

------------------

*    Represents less than 1% of Verticalnet's outstanding common stock.

(1) The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.

(2) Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at April 1, 2002 or within 60 days thereafter under Verticalnet's stock option plans.

(3)  Based on 115,582,508 shares outstanding at April 19, 2002.

(4) Includes 24,590,020 shares by Internet Capital Group, for which Mr. Buckley serves as the President, Chief Executive Officer and a director, as disclosed in a Schedule 13G filed February 14, 2002. Does not include the 10,523,103 shares owned by Safeguard Scientifics over which Internet Capital Group shares beneficial ownership, as disclosed in a Schedule 13D filed by Internet Capital Group on March 15, 2002.

(5) Includes 478,624 shares of common stock issuable upon the conversion of warrants held by Internet Capital Group and 250,000 shares of common stock issuable upon the conversion of Verticalnet's 5 1/4% convertible subordinated debentures held by Internet Capital Group. All amounts are as of March 15, 2002. Mr. Buckley serves as the President, Chief Executive Officer and a director of Internet Capital Group. Mr. Buckley disclaims beneficial ownership of Verticalnet's warrants and debentures held by Internet Capital Group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 7, 2000, Microsoft Corporation and Verticalnet completed Microsoft's purchase of 100,000 shares of Verticalnet's Series A 6.00% convertible redeemable preferred stock, which are initially convertible into 1,151,080 shares of Verticalnet's common stock, for $100 million in cash. In addition, Microsoft also received warrants entitling Microsoft to purchase 1,500,000 shares of Verticalnet's common stock at an exercise price of $69.50. Under the terms of this investment, Microsoft received registration rights and the right to nominate one member of Verticalnet's board of directors. Microsoft's right to designate one board nominee continues for so long as Microsoft and its affiliates own at least 25% of the shares of common stock that remain issued and outstanding following, or that are issuable upon, the conversion of the Series A preferred stock and that have not been sold pursuant to a registration statement or Rule 144 under the Securities Act of 1933, as amended. Microsoft currently has no nominee named to Verticalnet's board of directors.

         Robert F. Bernstock had an employment agreement as President and Chief Executive Officer of Atlas Commerce, Inc., dated January 1, 2001. As a result of the merger of Atlas Commerce, Inc. with Verticalnet on December 28, 2001, Mr. Bernstock terminated the Atlas Commerce employment agreement for "good reason" and received under the terms of the employment agreement a termination payment of $1.05 million equal to two times his salary and bonus, a bonus payment of $225,000 for 2001, and full acceleration of his outstanding options. In addition, in exchange for a mutual general release, Mr. Bernstock entered into an agreement to be a part-time employee of Verticalnet and advisor to the Chairman of the Board through January 2, 2003, at $5,000 per month, to receive a grant on January 2, 2003 of 148,047 shares of fully vested shares of Verticalnet restricted stock at a price of $0.01 per share, of which 35,825 shares are subject to the escrow agreement entered into by Atlas Commerce shareholders in the merger, and to be a member of the Verticalnet board of directors at least until the 2003 annual meeting of shareholders.