Form 10-Q
period 2002-03-31
VERTICALNET INC
filed 2002-05-15
CIK 1043946

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-25269

                               VERTICALNET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                    23-2815834
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                           300 CHESTER FIELD PARKWAY
                          MALVERN, PENNSYLVANIA 19355
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (610) 240-0600

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

     As of April 30, 2002, 115,621,410 shares of the Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-Q
                (FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements...........................    3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   33
Part II.  OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   35
  Item 2.  Changes in Securities and Use of Proceeds...................   36
  Item 3.  Defaults Upon Senior Securities.............................   36
  Item 4.  Submission of Matters to a Vote of Security Holders.........   36
  Item 5.  Other Information...........................................   36
  Item 6.  Exhibits and Reports on Form 8-K............................   36

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    33,983    $    50,252
  Short-term investments....................................           33             36
  Accounts receivable, net of allowance for doubtful
     accounts of $67 in 2002 and $101 in 2001...............        2,306            692
  Prepaid expenses and other assets.........................        3,816          5,922
  Assets held for disposal..................................        9,126         10,319
                                                              -----------    -----------
     Total current assets...................................       49,264         67,221
                                                              -----------    -----------
Property and equipment, net.................................        5,983          6,896
Goodwill and other intangibles, net of accumulated
  amortization of $24,618 in 2002 and $24,302 in 2001.......       30,094         30,410
Long-term investments.......................................        1,912          2,599
Other investments...........................................       14,131         10,831
Other assets................................................        6,329          7,674
                                                              -----------    -----------
     Total assets...........................................  $   107,713    $   125,631
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $     3,029    $     3,563
  Accrued expenses..........................................       15,814         23,707
  Deferred revenues.........................................       25,824         24,381
  Other current liabilities.................................       12,937         14,949
  Liabilities held for disposal.............................       10,392         22,279
                                                              -----------    -----------
     Total current liabilities..............................       67,996         88,879
                                                              -----------    -----------
Long-term debt..............................................          416            550
Other long-term liabilities.................................        1,912          2,599
Convertible notes...........................................       21,705         21,705
                                                              -----------    -----------
     Total liabilities......................................       92,029        113,733
                                                              -----------    -----------
Commitments and contingencies (see Notes 9 and 10)
Series A 6.00% convertible redeemable preferred stock, $.01
  par value issued 250,000 shares authorized, 110,930 shares issued in 2002 and 109,290 shares in 2001 plus accrued
  dividends of $1,664 in 2002 (liquidation value of
  $110,930).................................................      104,098        102,180
Put arrangement involving common stock......................        1,057          1,057
Shareholders' equity (deficit):
  Preferred stock $.01 par value, 9,750,000 shares
     authorized, none issued in 2002 and 2001...............           --             --
  Common stock $.01 par value, 1,000,000,000 shares
     authorized, 115,490,707 shares issued in 2002 and
     113,006,208 shares issued in 2001......................        1,155          1,130
  Additional paid-in capital................................    1,054,582      1,054,334
  Deferred compensation.....................................         (285)           (98)
  Accumulated other comprehensive loss......................         (895)          (959)
  Accumulated deficit.......................................   (1,143,223)    (1,144,941)
                                                              -----------    -----------
                                                                  (88,666)       (90,534)
  Treasury stock at cost, 656,356 shares in 2002 and 2001...         (805)          (805)
                                                              -----------    -----------
     Total shareholders' equity (deficit)...................      (89,471)       (91,339)
                                                              -----------    -----------
     Total liabilities and shareholders' equity (deficit)...  $   107,713    $   125,631
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                  (UNAUDITED)
REVENUES:
     Software license.......................................  $  6,258    $  6,401
     Services and maintenance...............................     1,747       2,892
                                                              --------    --------
Total Revenue...............................................     8,005       9,293
COST OF REVENUE:
     Cost of license........................................       266         357
     Cost of acquired technology............................       160         850
                                                              --------    --------
Cost of software............................................       426       1,207
Cost of maintenance and services............................     1,463       7,554
                                                              --------    --------
Total cost of revenue.......................................     1,889       8,761
Research and development....................................     3,516       6,528
Sales and marketing.........................................     1,749       6,602
General and administrative..................................     3,551       8,068
Restructuring and asset impairment charges..................     1,355       1,490
Amortization and other intangible expenses..................     1,056      39,286
                                                              --------    --------
                                                                13,116      70,735
                                                              --------    --------
Operating loss..............................................    (5,111)    (61,442)
                                                              --------    --------
Net interest expense and other..............................      (652)     (9,042)
                                                              --------    --------
Loss from continuing operations.............................    (5,763)    (70,484)
DISCONTINUED OPERATIONS:
  Income (loss) from operations of the SMB business.........     7,481     (19,341)
  Loss on disposal of NECX..................................        --        (522)
                                                              --------    --------
Net income (loss)...........................................     1,718     (90,347)
Preferred stock dividends and accretion.....................    (1,917)     (1,819)
                                                              --------    --------
Loss attributable to common shareholders....................  $   (199)   $(92,166)
                                                              ========    ========
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing operations.....................................  $  (0.07)   $  (0.78)
  Income (loss) from discontinued operations................      0.07       (0.21)
                                                              --------    --------
  Loss per common share.....................................  $  (0.00)   $  (0.99)
                                                              ========    ========
Weighted average common shares outstanding used in basic and
  diluted per share calculation.............................   111,384      92,650
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                  (UNAUDITED)
Net income (loss)...........................................  $  1,718    $(90,347)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................     3,185      48,772
  Intangible asset impairment...............................        --       1,493
  Write-down related to cost method investments.............        --       7,685
  Other noncash charges.....................................      (191)       (141)
  Gain on disposal of property and equipment................      (108)         --
  Loss from equity method investments.......................        --       1,073
  Loss on disposal of discontinued operations...............        --         522
  Net loss on investments...................................        --       2,188
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable.......................................    (1,636)     (2,302)
  Prepaid expenses and other assets.........................     2,204       3,180
  Accounts payable..........................................      (666)        487
  Accrued restructuring charge expenses.....................      (604)      2,444
  Other accrued expenses....................................    (2,638)    (44,916)
  Deferred revenues.........................................    (9,970)     12,293
                                                              --------    --------
     Net cash used in operating activities..................    (8,706)    (57,569)
                                                              --------    --------
Investing activities:
  Acquisitions, net of cash acquired........................    (4,993)    (22,378)
  Purchase of cost, equity method, and other investments,
     net of liquidation proceeds............................    (3,195)     (3,502)
  Proceeds from sale and redemption of available-for-sale
     investments............................................        --      17,200
  Restricted cash...........................................     1,488          --
  Proceeds from sale of assets..............................       239          --
  Capital expenditures......................................      (323)     (9,506)
                                                              --------    --------
     Net cash used in investing activities..................    (6,784)    (18,186)
                                                              --------    --------
Financing activities:
  Principal payments on long-term debt and obligations under
     capital leases.........................................      (953)       (574)
  Proceeds from issuance of common stock....................        --      15,000
  Proceeds from exercise of stock options and employee stock
     purchase plan..........................................       174         485
                                                              --------    --------
     Net cash provided by (used in) financing activities....      (779)     14,911
                                                              --------    --------
Net decrease in cash........................................   (16,269)    (60,844)
Cash and cash equivalents -- beginning of period............    50,252     123,803
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 33,983    $ 62,959
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $    569    $    622
                                                              ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock as consideration for
     acquisitions...........................................  $     --    $ 21,290
  Preferred dividends.......................................     1,917       1,819

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                            ACCUMULATED                                 TOTAL
                              COMMON STOCK     ADDITIONAL                      OTHER                                SHAREHOLDERS'
                            ----------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   TREASURY      EQUITY
                            SHARES    AMOUNT    CAPITAL     COMPENSATION       LOSS          DEFICIT      STOCK       (DEFICIT)
                            -------   ------   ----------   ------------   -------------   -----------   --------   -------------
Balance, December 31,
  2001....................  113,006   $1,130   $1,054,334      $ (98)          $(959)      $(1,144,941)   $(805)      $(91,339)
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion...........       --      --        (1,917)        --              --                --       --         (1,917)
Exercise and acceleration
  of options..............      334       3           170         --              --                --       --            173
Shares issued through
  employee stock purchase
  plan....................      151       2            42         --              --                --       --             44
Shares issued to reduce
  Put/ Call liability (See
  Note 5).................    2,000      20         1,735         --              --                --       --          1,755
Unearned compensation.....       --      --           218       (218)             --                --       --             --
Amortization of unearned
  compensation............       --      --            --         31              --                --       --             31
Net income................       --      --            --         --              --             1,718       --          1,718
Other comprehensive
  income..................       --      --            --         --              64                --       --             64
                            -------   ------   ----------      -----           -----       -----------    -----       --------
Balance, March 31, 2002
  (unaudited).............  115,491   $1,155   $1,054,582      $(285)          $(895)      $(1,143,223)   $(805)      $(89,471)
                            =======   ======   ==========      =====           =====       ===========    =====       ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              ------    --------
                                                                 (UNAUDITED)
Net income (loss)...........................................  $1,718    $(90,347)
Unrealized gain on forward sale.............................     724      19,293
Foreign currency translation adjustment.....................      68      (1,167)
Unrealized loss on investments..............................    (728)    (17,277)
                                                              ------    --------
Comprehensive income (loss).................................  $1,782    $(89,498)
                                                              ======    ========

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

     On February 13, 2002, we announced our intention to sell the SMB group. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. The operating results of this unit have been reflected as a discontinued operation in our consolidated financial statements. The assets and liabilities of this unit are reflected as held for disposal on our consolidated balance sheets.

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges ("NECX") business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit through January 31, 2001, are reflected as a discontinued operation in our consolidated financial statements.

     Our consolidated financial statements as of and for the three months ended March 31, 2002 and 2001 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     As we have completed our transformation to a software business, we have reclassified the statement of operations to present our results on a basis comparable with other software companies. Certain amounts previously reported have been reclassified to conform to the current period presentation. Reclassifications include the systematic allocation of certain overhead expenses, such as facilities, infrastructure and depreciation, from general and administrative to other expense categories in the statement of operations based on the relative benefits provided to each applicable business function. All prior period information has been reclassified to conform with the current year's presentation.

  Revenue Recognition

     Revenues from software licensing and related services are accounted for under SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the

                               VERTICALNET, INC.

elements. License revenue allocated to software products is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. For certain agreements where the professional services provided are essential to the functionality of the software or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized on a straight-line basis or in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

  Adoption of New Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. Accordingly, there has been no amortization of goodwill since December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted and implemented SFAS No. 144 as of January 1, 2002.

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. The FASB staff believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This guidance should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

                               VERTICALNET, INC.

(2) DISCONTINUED OPERATIONS

     On February 13, 2002, we announced our intention to sell the SMB group. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. We expect the sale to occur within one year from the announcement date.

     The SMB business generates revenue from e-enablement and e-commerce; as well as advertising and services.

     E-enablement and e-commerce revenues include storefront, marketplace manager and e-commerce center fees and e-commerce fees. Storefront, marketplace manager and e-commerce center fees are recognized ratably over the period of the contract. E-commerce fees in the form of transaction fees and percentage of sale fees are recognized upon provision of services and receipt of payment. E-commerce fees from books and other product sales are recognized in the period in which the products are shipped.

     Advertising revenues, including buttons and banners, are recognized ratably over the period of the applicable contract if time based or as delivered if impression based. Newsletter sponsorship revenues are recognized when the newsletters are e-mailed. Although advertising contracts generally do not extend beyond one year, certain contracts are for multiple years. Previously we also entered into strategic co-marketing agreements to develop co-branded Web sites. Hosting and maintenance service revenues under these co-marketing arrangements are recognized ratably over the term of the contract. In the normal course of business, we enter into "multiple-element" arrangements. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element. We apply the residual method, prescribed by SOP 98-9, to multiple-element arrangements for which we do not have objective and reliable evidence of fair value for delivered element(s).

     The results of the SMB group have been shown separately as a discontinued operation, and prior periods have been restated. The assets and liabilities of the discontinued operation have been classified separately on the March 31, 2002 and December 31, 2001 consolidated balance sheets.

     Revenues and losses from the discontinued operation are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002        2001
                                                              -------    --------
                                                                (IN THOUSANDS)
E-enablement, e-commerce, advertising and other services....  $13,052    $ 27,551
Income (loss) from discontinued operations..................    7,481     (19,341)

     The assets and liabilities of the SMB group as of March 31, 2002 and December 31, 2001 are as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Current assets..............................................   $ 4,881       $ 5,368
Property and equipment, net.................................     3,860         4,525
Intangible assets...........................................       322           365
Other non-current assets....................................        63            61
                                                               -------       -------
Total assets................................................     9,126        10,319
                                                               =======       =======
Deferred revenue............................................     8,689        20,102
Other liabilities...........................................     1,703         2,177
                                                               -------       -------
Total liabilities...........................................   $10,392       $22,279
                                                               =======       =======

                               VERTICALNET, INC.

     The income (loss) from discontinued operations for the three months ended March 31, 2002 and March 31, 2001 includes $0.3 million and $6.0 million in restructuring charges, respectively.

  Microsoft Relationship

     On March 29, 2000, we entered into a commercial arrangement with Microsoft (the "Original Microsoft Agreement"), which was terminated and replaced on April 26, 2001 (the "New Microsoft Agreement"). Collectively, under the Original and New Microsoft Agreements, during the three months ended March 31, 2002 and 2001, we recognized approximately $11.0 million and $14.8 million, respectively, in e-enablement and advertising revenue and $0 and $4.4 million of expense for advertising, software licensing and support. As of March 31, 2002, we have approximately $6.1 million of deferred revenue related to our Microsoft Agreements. Revenues and expenses recognized under these agreements are presented in income (loss) from operations of the SMB business and deferred revenue is included in liabilities held for disposal.

(3) INVESTMENTS

  Available-For-Sale

     As of March 31, 2002, we have short-term available-for-sale investments of approximately $0.03 million. These are investments in publicly traded companies for which we do not have the ability to exercise significant influence and are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $1.9 million at March 31, 2002 is classified as long-term due to a forward sale of our shares.

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

  Cost Method Investments

     At March 31, 2002 and December 31, 2001, cost method investments were approximately $10.6 million. During the three months ended March 31, 2001, we recorded impairment charges of approximately $7.7 million which are included in other income (expense), for an other than temporary decline in the fair value of several of our other cost method investments. There were no impairment charges recorded for the three months ended March 31, 2002.

  Other Investments

     On February 15, 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. The note is payable in four equal installments on February 15th of 2006 through 2009. Repayment of the note is accelerated upon certain

                               VERTICALNET, INC.

triggering events, including a change of control. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share. The note is included in other investments on the consolidated balance sheet.

(4) GOODWILL AND OTHER INTANGIBLES

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

     With the adoption of the statement, we ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of reported net loss attributable to common shareholders for the three months ended March 31, 2001 to the adjusted net loss attributable to common shareholders excluding amortization expense relating to goodwill and assembled workforce:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002        2001
                                                              --------   -----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Reported loss attributable to common shareholders...........    $(199)     $(92,166)
Add back: Goodwill and assembled workforce amortization.....       --        38,660
                                                                -----      --------
Adjusted loss attributable to common shareholders...........    $(199)     $(53,506)
                                                                =====      ========
Basic and diluted loss per common share:
Reported loss attributable to common shareholders...........    $  --      $  (0.99)
  Goodwill and assembled workforce amortization.............       --          0.42
                                                                -----      --------
  Adjusted loss attributable to common shareholders.........    $  --      $  (0.57)
                                                                =====      ========

     As of December 31, 2001, we completed a goodwill impairment test under SFAS No. 121. This test involved the use of estimates related to the fair market value of the reporting unit with which the goodwill was associated. An impairment charge of $81.0 million was recorded as a result of this test during the fourth quarter of 2001.

     The following table reflects the components of amortizable intangible assets, excluding goodwill:

                                                  MARCH 31, 2002           DECEMBER 31, 2001
                                              -----------------------   -----------------------
                                               GROSS                     GROSS
                                              CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                               AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                              --------   ------------   --------   ------------
                                                               (IN THOUSANDS)
Amortizable intangible assets:
  Existing technology.......................   $4,025       $2,260       $4,025       $2,100
  Customer contracts........................      890          155          890           --
                                               ------       ------       ------       ------
                                               $4,915       $2,415       $4,915       $2,100
                                               ======       ======       ======       ======

     The carrying amount of goodwill at March 31, 2002 is $27.6 million and represents assets associated with the ongoing software operations of the business.

     Amortization expense on intangible assets, excluding goodwill, was $0.3 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively.

                               VERTICALNET, INC.

     The following sets forth the remaining estimated amortization expense on intangible assets for the fiscal years ending December 31:

                                                              (IN THOUSANDS)
2002........................................................       $700
2003........................................................        900
2004........................................................        900

(5) OTHER CURRENT LIABILITIES

     We have a put/call agreement with British Telecommunications plc. ("BT") whereby we can purchase their remaining 10% interest in Verticalnet Europe B.V. ("Verticalnet Europe") at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. The fair value of the put/call price of approximately $12.3 million, including accrued interest, is included in current liabilities on the consolidated balance sheet as of March 31, 2002. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable interest component of the price based on the LIBOR rate is accrued quarterly through the date the put or call is exercised. BT exercised their put option on April 19, 2002. As of May 15, 2002, the liability has remained unpaid. See Note 11.

(6) STRATEGIC RELATIONSHIP

     Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced Converge's aggregate obligation by $0.5 million. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements will be recognized on a straight-line basis through December 2003. From January 1, 2002 through March 31, 2002, we have received approximately $6.0 million from Converge, with the remaining aggregate payments of approximately $6.2 million expected over the balance of fiscal year 2002 per the terms of the amended agreements.

     Below are the contractual payments, including revisions, either made or still expected from Converge under the revised terms of the agreements:

                                 REMAINING                                                          REMAINING
                                CONTRACTUAL       ADJUSTMENTS DUE TO      CASH RECEIVED DURING     CONTRACTUAL
                              PAYMENTS AS OF         FEBRUARY 2002       THE THREE MONTHS ENDED   PAYMENTS AS OF
                             DECEMBER 31, 2001   CONTRACTUAL REVISIONS       MARCH 31, 2002       MARCH 31, 2002
                             -----------------   ---------------------   ----------------------   --------------
                                                               (IN THOUSANDS)
Subscription license.......       $ 9,000                $  --                  $(5,250)              $3,750
Maintenance and support....         3,750                 (500)                    (795)               2,455
                                  -------                -----                  -------               ------
                                  $12,750                $(500)                 $(6,045)              $6,205
                                  =======                =====                  =======               ======

     During the three months ended March 31, 2002 and 2001, we recognized revenues of approximately $5.3 million and $5.9 million, respectively, under the Converge agreements. Deferred revenue related to the Converge agreements is approximately $24.0 million at March 31, 2002. As of May 1, 2002, the subscription license amount due at March 31, 2002 has been collected.

(7) RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

     During the year ended December 31, 2001, we announced and implemented several strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. As a result of these restructuring initiatives we recorded a separate restructuring and asset

                               VERTICALNET, INC.

impairment charge in each of the four quarters of 2001. The aggregate remaining restructuring accrual at March 31, 2002 of approximately $6.5 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

     The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the quarter ended March 31, 2002:

                                                   RESTRUCTURING                         RESTRUCTURING
                                                    ACCRUAL AT                            ACCRUAL AT
                                                   DECEMBER 31,      CASH     NON-CASH     MARCH 31,
                                                       2001        PAYMENTS   CHARGES        2002
                                                   -------------   --------   --------   -------------
                                                                     (IN THOUSANDS)
Lease termination costs..........................     $4,763       $  (721)    $1,011       $5,053
Employee severance and related benefits..........      2,294        (1,506)       637        1,425
Other exit costs.................................         25            (3)       (22)          --
                                                      ------       -------     ------       ------
                                                      $7,082       $(2,230)    $1,626       $6,478
                                                      ======       =======     ======       ======

     During the first quarter of 2002, we recorded adjustments of approximately $1.0 million related to lease termination costs and $0.6 million related to employee termination benefits and other exit costs, due to changes in estimates from the original charges. These charges include $0.3 million of lease termination costs reflected in the income from discontinued operations. The remaining $1.3 million of expenses is recorded in restructuring and asset impairment charges in the consolidated statements of operations. The total accrual at March 31, 2002 remains in continuing operations as the company does not expect to divest the lease liabilities as part of the sale of the SMB business.

     The amount accrued at March 31, 2002 for lease termination costs relates to five leases for office facilities and one capital lease for equipment that have not yet been terminated. The accrual represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms. The charges for the quarter ended March 31, 2002 include $0.3 million allocated to discontinued operations.

     The amount accrued at March 31, 2002 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reduction in workforce.

     During the first quarter of 2001, we recorded a restructuring and asset impairment charge of approximately $7.5 million, related to lease termination costs, employee termination benefits, asset disposals, goodwill impairment, and other exit costs. This charge included $1.5 million included in restructuring and asset impairment charges in the consolidated statement of operations, and $6.0 million allocated to loss from operations of the SMB business.

(8) LOSS PER SHARE

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

                               VERTICALNET, INC.

     The following table sets forth the computation of loss per common share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Loss from continuing operations.............................   $(5,763)    $(70,484)
Less: Series A convertible redeemable preferred stock
  dividends and accretion...................................    (1,917)      (1,819)
                                                               -------     --------
Loss from continuing operations attributable to common
  shareholders..............................................    (7,680)     (72,303)
Income (loss) from discontinued operations..................     7,481      (19,341)
Loss on disposal of discontinued operations.................        --         (522)
                                                               -------     --------
Net loss attributable to common shareholders................   $  (199)    $(92,166)
                                                               =======     ========
Basic and diluted loss per common share:
     Continuing operations..................................   $ (0.07)    $  (0.78)
     Income (loss) from discontinued operations.............      0.07        (0.21)
                                                               -------     --------
Loss per common share.......................................   $  0.00     $  (0.99)
                                                               =======     ========

(9) COMMITMENTS AND CONTINGENCIES

     We have entered into non-cancelable obligations with service providers. Under these agreements, our commitments as of March 31, 2002 are as follows (in thousands):

2002........................................................  $832
2003........................................................    50

     Future minimum lease payments as of March 31, 2002 for our buildings leases are as follows (in thousands):

2002........................................................  $2,402
2003........................................................   3,034
2004........................................................   2,881
2005........................................................   2,203
2006........................................................   1,748
Thereafter..................................................   3,613

     These future minimum lease payments include all building leases for which we are contractually committed to make payments. We are in the process of negotiating sublease arrangements and/or terminations of various facility leases which represent approximately $12.9 million of the payments in the above amounts. We currently estimate the termination costs of these leases to be approximately $5.5 million, which is included in accrued expenses.

     In connection with our acquisition of Atlas Commerce, Inc., we filed a registration statement on Form S-3 with the SEC registering shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the classification of certain previously reported revenue and expense items of our SMB business and, therefore, we do not believe the ultimate resolution of such comments will change our previously reported cumulative net loss. As previously announced on February 13, 2002, we intend to sell our SMB business, and accordingly that business is accounted for prospectively from January 1, 2002, as a discontinued operation. Such presentation requires that all elements

                               VERTICALNET, INC.

of revenue and expense be netted as a single line item to report net results of operations. As a result, revenues and expenses of our SMB business are not separately presented in our financial statements. We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB business are appropriate. As of the date of this filing, we cannot provide assurance that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

(10) LITIGATION

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering (IPO) of 3,500,000 shares of Verticalnet common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." All of the foregoing suits were amended and consolidated into a single complaint that was filed with the federal court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed "master allegations" that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

     On August 13, 2001, a lawsuit was filed against us in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc.
v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with our acquisition of R.W. Electronics in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them more successful and profitable. As a result of the alleged failure to use this technology, plaintiffs claim they only received $43.0 million on the sale of R.W. Electronics, rather

                               VERTICALNET, INC.

than the $78.0 million that they claim they were entitled to. On April 11, 2002, the parties to the lawsuit entered a settlement agreement, and the lawsuit has been dismissed. The terms of the settlement are confidential.

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

     Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. Atlas Commerce asked the Court to dismiss the counterclaims and the Court recently granted our request to dismiss the counterclaims. We have now asked the Court to rule in our favor on the loan based simply on the papers that have already been filed. The Court first set oral argument to rule on the plaintiff's motion for leave to amend to include a defense that our claims are barred by the written employment agreement. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and seeks damages in an unspecified amount. We have retained counsel and answered the complaint on February 11, 2002.

     We are also party to various other litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(11) SUBSEQUENT EVENT

     On April 19, 2002, British Telecommunications, plc ("BT") exercised their option to put their remaining 10% interest in Verticalnet Europe back to Verticalnet in exchange for Euros with a fair value of approximately $12.3 million, including interest. Under the terms of the put/call agreement between BT and Verticalnet, the closing was to occur within 20 days after Verticalnet's receipt of the put notice from BT. As of May 15, 2002, Verticalnet has not made payment to BT and thus is in technical breach of the put/call agreement. The company has been in discussions with BT and is attempting to negotiate extended payment terms under the agreement.

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

     With this transformation, we have modified the presentation of our consolidated statements of operations beginning with the period ended March 31, 2002. Most significantly, the operations of the SMB unit have been classified as discontinued operations in all periods presented. Also, the classification of our revenues and costs of revenues and expenses have changed, and certain overhead expenses previously categorized as general and administrative expenses have been allocated to the business functions receiving the benefits attributable to such expenses. These changes to the presentation of the statement of operations were made for all periods presented. We believe these changes will provide more clarity into the ongoing operations, and present a more traditional view of software companies' statements of operations.

     Verticalnet was founded in 1995 as a provider of industry-specific on-line marketplaces, starting with WaterOnline.com. We completed our initial public offering in February 1999. During 1999 and 2000, we acquired companies of three types to enhance the development of our industry marketplace business: additional on-line marketplaces to complement our portfolio; transactional and services businesses and exchanges that we could offer across multiple on-line marketplaces; and two software companies, Isadra in 1999 to accelerate our research and development efforts and Tradeum in 2000 to launch a stand-alone software unit targeting exchanges and on-line marketplaces. In September 2000, we established three divisions: Verticalnet Markets, our portfolio of on-line industry marketplaces; Verticalnet Solutions, our software unit built on the combination of Isadra and Tradeum technology; and Verticalnet Exchanges, an exchange for trading electronic components and hardware, also known as NECX.

     Significant management actions were taken since the beginning of 2001 to complete the transformation from an operator of online public vertical communities to an enterprise software company. These actions are itemized below:

     - On January 7, 2001, we appointed Michael J. Hagan, our co-founder and chief operating officer at the time, to become our president and chief executive officer. With an effort to focus the business on its software offerings already underway through our December 2000 license and services agreements with Converge, Mr. Hagan led a thorough re-evaluation of the SMB and Enterprise units (formerly referred to as the Verticalnet Markets and Verticalnet Solutions businesses) in the first quarter of 2001, with a focus on core elements needed to develop a profitable software business in a difficult economic environment. As a result of this scrutiny, we began implementing significant changes in our business. The steps that we took in each quarter during 2001 resulted in significantly reduced staffing requirements in stages. During 2001, we completed four major restructuring efforts to reduce costs and streamline operations;

     - On January 31, 2001, we completed the sale of Verticalnet Exchanges to Converge, allowing management to focus solely on the two remaining business units, SMB and Enterprise and eliminate redundancies between them;

     - On April 26, 2001, we restructured the Microsoft agreement to focus on supplier enablement solutions;

     - On July 26, 2001, we announced changes in the SMB business;

     - On October 9, 2001, we restructured the Converge license and services agreements as Converge restructured its strategic direction;

     - On December 28, 2001, we acquired Atlas Commerce in an effort to expand our product and customer base in the software business;

     - On February 13, 2002, we announced our intention to sell the SMB unit. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. Beginning in the first quarter of 2002, we have reported the SMB unit as a discontinued operation; and

     - On February 19, 2002, Kevin S. McKay, a member of our board of directors, was appointed president and chief executive officer of Verticalnet. Mr. McKay, a former chief executive officer of SAP America, succeeded Michael
       J. Hagan, who was appointed chairman of Verticalnet. On February 13, 2002, John A. Milana, former chief financial officer of Atlas Commerce, and a former chief financial officer of SAP America, was appointed as Verticalnet's chief financial officer.

RECENT EVENTS

     On May 10, 2002, we announced that our request to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market had been approved effective May 10, 2002. Our common stock continues to trade under the same ticker symbol:
VERT. We also announced that transferring to the Nasdaq SmallCap Market provides us with a 180-day grace period to regain compliance with the minimum $1.00 bid price requirement, and that a further 180-day period is available if we meet the Nasdaq SmallCap initial listing standards.

REVENUE RECOGNITION

     Through December 31, 2001, our software licensing and related services revenues have been principally derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of the agreements. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge is entitled to use free of charge any of our future software products, revenue related to Converge is being recognized using subscription accounting on a straight-line basis over the term of the arrangement.

     Software licensing and related services revenues other than from Converge have been principally derived from the licensing of our products, from maintenance and support contracts and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts that provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase implementation services from us.

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

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and support services and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

     If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

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

     Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 and at March 31, 2002 is related to payments received from Converge. Such amounts will be recognized as revenue on a straight-line basis over the contract term.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     The following discussion and comparison regarding results of continuing operations do not reflect the results of the SMB unit or the Verticalnet Exchanges unit. The discussion also follows the new presentation of the consolidated statements of operations.

     Total revenues for the quarter ended March 31, 2002 were $8.0 million as compared to $9.3 million for the quarter ended March 31, 2001.

     Revenues in the ongoing business are comprised of software license revenue and service and maintenance revenues. For the period ended March 31, 2002, software license revenue was $6.3 million versus $6.4 million in the same period last year. The decline relates primarily to a more difficult macro economic market for software. Services and maintenance revenues were $1.7 million in the first quarter of 2002 as compared to $2.9 million in the same period last year. The significant decline in service and maintenance revenues is due primarily to the restructured Converge agreement. Revenues derived from the Converge arrangement, as a percentage of total revenues for the quarters ended March 31, 2002 and 2001 were 66% and 64%, respectively.

     The cost of revenue is comprised of the cost of software and the cost of services and maintenance. The cost of software itself is comprised of the cost of license, which primarily represents royalties, and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions. The cost of software was $0.4 million for the quarter ended March 31, 2002 as compared to $1.2 million for the same period last year. The decrease of approximately $0.8 million from the first quarter of 2001 to the first quarter of 2002 is due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum acquisitions, which, as of December 31, 2001 had been fully amortized. The cost of acquired technology for the first quarter of 2002 relates primarily to the Atlas Commerce acquisition which occurred in December 2001.

     The cost of services and maintenance includes the cost of the company's consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the company's customer support function, which is provided to customers as part of the recurring maintenance fees. These costs decreased from approximately $7.6 million to $1.5 million in the quarters ended March 31, 2001 and 2002, respectively. The decrease relates substantially to reduced third party consulting costs and a significant reduction in headcount as a result of the restructuring actions that occurred during 2001. The combination of these costs accounted for approximately $4.0 million of the decrease. In addition, the facilities and infrastructure costs attributable to the consulting and support group functions decreased approximately $1.6 million, largely due to the restructuring actions taken throughout 2001.

     Research and development costs consist primarily of salaries and fringe benefits costs of our product strategy, development, and testing employees. The research and development costs decreased from approximately $6.5 million in the first quarter of 2001 to approximately $3.5 million in the current quarter primarily due to headcount reductions associated with the restructuring actions that occurred during 2001. Salary and fringe related costs accounted for approximately $1.7 million of the decrease. In addition, third-party consulting costs decreased approximately $0.5 million. Facilities and infrastructure costs attributable to the research and development group contributed approximately $0.6 million to the overall decrease.

     Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions, for sales and marketing employees. Also, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the periods ended March 31, 2002 and 2001 were approximately $1.8 million and $6.6 million, respectively. The significant decrease in sales and marketing expenses is primarily headcount related, as salary and fringe reductions amounted to approximately $2.1 million. In addition, travel related expenses declined $0.8 million. Direct marketing expenses such as advertising, public relations and trade shows declined approximately $0.7 million.

     General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and human resources personnel. General and administrative expenses were approximately $3.6 million in the current quarter as compared to $8.1 million in first quarter of 2001. These expenses declined primarily as a result of the restructuring actions undertaken in 2001. Headcount related cost reductions accounted for approximately $2.8 million. General and administrative facilities and infrastructure related reductions accounted for approximately $1.1 million. Professional services expenses declined an additional $1.0 million.

     Restructuring and impairment charges for the first quarter of 2002 include adjustments to the charges taken during 2001. These adjustments relate to severance benefits and facility leases. The severance benefits relate to positions that were redundant as a result of the December 28, 2001 acquisition and subsequent integration of Atlas Commerce, Inc. and amount to approximately $0.7 million. The facility leases were adjusted approximately $0.7 million to reflect the difficult sublet market that exists for office space in certain markets where the company currently leases office space. The company is actively engaged in marketing the excess office space. Restructuring and impairment charges for the quarter ended March 31, 2001 were approximately $1.5 million, and included severance and lease termination costs and a write-down of assets.

     Amortization and other intangible expenses for the first quarter of 2002 totaled approximately $1.1 million, which represents the non-cash amortization of deferred costs related to the warrants and Series A preferred stock issued to Microsoft. Pursuant to the company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the company discontinued its amortization of goodwill beginning January 1, 2002. For the same period last year, amortization and other intangible expenses totaled approximately $39.3 million, which is primarily goodwill amortization.

     Net interest expense and other for the period ended March 31, 2002 was approximately $0.7 million and consisted primarily of interest expense related to the convertible debt, offset in part by interest and other income. Net interest expense and other for the period ended March 31, 2001 was approximately $9.0 million and consisted primarily of a $7.7 million write-down of the company's cost method investments as well as a $2.2 million loss on a marketable security, offset in part by interest income and other.

     Preferred stock dividends and accretion for the three months ended March 31, 2002 totaled approximately $1.9 million. As of March 31, 2002, cumulative dividends of approximately $12.6 million have been earned by the holder of our Series A preferred stock. The balance of dividends payable at March 31, 2002 is approximately $1.7 million. The dividends may be paid in cash, additional shares of Series A preferred stock, or common stock, at the company's option. For the period ended March 31, 2001, preferred stock dividends and accretion were approximately $1.8 million. As of March 31, 2001, cumulative dividends of approximately $6.1 million were earned, with approximately $4.6 million payable.

     Income from discontinued operations for the period ended March 31, 2002 was $7.5 million as compared to a loss from discontinued operations of $19.3 million for the same period last year. The favorable variance relates to expense reductions of approximately $31.4 million offset in part by a reduction in revenue of approximately $14.5 million. In addition, the prior year period included approximately $10.1 million in restructuring and goodwill impairment charges related to the SMB businesses.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, our primary source of liquidity consisted of cash and short-term investments. At March 31, 2002, we had cash and short-term investments totaling approximately $34.0 million, compared to $50.3 million at December 31, 2001. At March 31, 2002, we had negative working capital of approximately $18.7 million. Excluding deferred revenue of continuing operations, which represents non-cash obligations to provide products or services to customers, working capital at March 31, 2002 and 2001 was $7.1 million and $2.7 million, respectively.

     Net cash used in operating activities was approximately $8.7 million for the three months ended March 31, 2002. Net cash used in operating activities consisted primarily of losses from continuing operations, changes in accrued expenses, discontinued operations, and accounts payable, offset by decreases in accounts receivable and prepaid expenses and other assets and an increase in deferred revenue.

     Net cash used in investing activities was $6.8 million for the three months ended March 31, 2002. Cash provided by investing activities includes $0.5 million from the sale of assets and $1.5 million from the release of previously restricted funds. Cash used in investing activities included approximately $5.0 million of acquisition costs and cash consideration to shareholders for the December 28, 2001 acquisition of Atlas Commerce, Inc. In addition, we made an additional investment of $3.5 million in Converge during the first quarter of 2002. Capital expenditures and capitalized software costs were approximately $0.3 million, consisting primarily of capitalized software related to the development of the product.

     Net cash used in financing activities was approximately $0.8 million for the three months ended March 31, 2002. Net cash used in financing activities for the first quarter of 2002 consists primarily of principal payments on capital leases.

     As of March 31, 2002, we have approximately $5.8 million of accrued restructuring costs related to facility leases, $1.0 million of which was assumed as part of the Atlas Commerce acquisition. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities can not be sublet or the leases early terminated, our contractual lease payments of approximately $12.9 million related to these leases will be due over the respective lease terms in addition to aggregate contractual lease payments of approximately $3.0 million related to facilities we continue to use.

     We are a party to a put/call agreement with British Telecommunications, plc ("BT") whereby we can purchase their remaining 10% interest in Verticalnet Europe at any time after March 13, 2001 and BT may sell its investment to us at any time after March 13, 2002. In the first quarter of 2002, we issued 2,000,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million as a prepayment towards the put/call obligation. BT exercised their put option on April 19, 2002. The fair value of the put/call price of approximately $12.3 million, including interest, is included in current liabilities on the consolidated balance sheet as of March 31, 2002. As of May 15, 2002, the liability has remained unpaid. See Note 11 to the Consolidated Financial Statements.

     Our capital lease obligations as of March 31, 2002 of approximately $1.7 million are payable in the following amounts: $1.2 million, $0.4 million, and $0.1 million during the years ended December 31, 2002, 2003 and 2004, respectively.

     In September and October of 1999, we completed the sale of an aggregate of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004, with semi-annual interest payments due on March 27 and September 27 of each year beginning on March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $20 per share, subject to adjustment under certain circumstances. Approximately $93.3 million of the debentures were converted into shares of our common stock in April 2000. Our outstanding convertible debt as of March 31, 2002 is approximately $21.7 million

     As of March 31, 2002, approximately $6.2 million remains due from Converge under the amended and restated agreements during the year ended December 31, 2002. As of May 2, 2002, we have received $3.75 million of this amount. The remaining amounts are expected to be collected as they become due throughout the year.

     During the first quarter of 2002, our available cash, cash equivalent and short-term investments resources declined by approximately $16.3 million, principally as a result of continued operating losses, payments related to the acquisition of Atlas Commerce, Inc. and the additional investment in Converge. Cash flows from two significant customers, Microsoft and Converge, were instrumental in financing our business during 2001. As of December 31, 2001, the Microsoft contractual arrangements have been terminated and anticipated cash flows under the Converge contractual arrangements have been significantly curtailed (see Note 6 to the Consolidated Financial Statements). As a result, we will become increasingly dependent on generating revenues and operating cash flows from new customers in 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. Accordingly, there has been no amortization of existing goodwill since December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted and implemented SFAS No. 144 as of January 1, 2002.

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. The FASB staff believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

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

     If we are ultimately unable, for any reason, to receive cash payments expected from our customers, in particular scheduled payments under our maintenance agreement with Converge, our business, financial condition and results of operations will be materially and adversely affected. We also have a
13.4 million Euro (approximately $11.6 million, excluding accrued interest, as of March 31, 2002) put and call agreement with British Telecommunications whereby BT has the right to sell its remaining investment in Verticalnet Europe to us beginning in March 2002. BT exercised their put option on April 19, 2002. As of May 15, 2002, the liability has remained unpaid. Our ability to use our stock to pay this obligation may be limited by our stock price and trading volume, so we may have to use cash to satisfy some or substantially all of this obligation, which could increase our need to obtain additional financing.

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

WE MAY NEVER GENERATE AN OPERATING PROFIT.

     As of March 31, 2002, our accumulated deficit was approximately $1.1 billion. For the quarter ended March 31, 2002, we sustained a $7.7 million loss attributable to our continuing operations (including preferred stock dividends). We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

THE REVENUES AND OPERATING RESULTS OF OUR SMB UNIT IS NO LONGER REPORTED IN THE RESULTS FROM CONTINUING OPERATIONS BEGINNING IN THE FIRST QUARTER OF 2002.

     Our SMB unit is the successor to the Company's original on-line public marketplace business, and at March 31, 2002 employed 64 individuals compared to 164 employed at that date in our enterprise software business. Revenues for the SMB unit for the periods ended March 31, 2002 and March 31, 2001 were $13.1 million and $27.6 million, respectively. The income from SMB for the quarter ended March 31, 2002 was $7.5 million, or $0.07 per share. Excluding the results of the SMB unit, the company incurred a loss from operations of $0.07 per share.

     For the year ended December 31, 2001, $90.0 million, or approximately 72% of our overall revenues were generated primarily from sales of storefronts, marketplace managers and advertising on our SMB unit's industry marketplaces. Because the SMB unit will be treated as a discontinued operation, we will not report future revenues from the SMB unit as part of our continuing operations. As a result of our decision to sell the SMB unit, we anticipate that the composition of our reported revenues will change substantially in future periods. Beginning in 2002, we will be increasingly dependent on generating revenues from enterprise software licensing and professional services. In the foreseeable future, we may not be able to generate revenues from our continuing operations at the levels we did when we included the revenues of the SMB unit in our continuing operations.

IF THE BUSINESS, REVENUES AND OPERATING RESULTS OF OUR SMB UNIT DECLINE PRIOR TO A SALE OF THAT BUSINESS, IT COULD DELAY OR IMPEDE OUR ABILITY TO SELL THE SMB UNIT, WHICH WOULD NEGATIVELY IMPACT OUR CASH FLOW AND INCREASE OUR NET LOSS.

     We announced on February 13, 2002, that we intend to sell the SMB unit and will treat it for accounting purposes as a discontinued operation in the first quarter of 2002, based on our expectation that we will sell that business within one year. Although the results of operations of the SMB unit will not be included in our results from continuing operations after 2001, we will report the net income (loss) from the SMB unit as discontinued operations on a quarterly basis in determining our total net income (loss), and we will continue to fund any net cash used in the SMB unit. If the financial performance of the SMB unit declines, then it could be more difficult for us to sell the SMB unit at an acceptable purchase price, or it could significantly delay our ability to complete a sale. If we continue to own the SMB unit for an extended time period during which its financial performance declines significantly or it has significant unexpected cash needs, then our total net loss and cash flows could be negatively impacted.

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

WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE NASDAQ STOCK MARKET, WHICH COULD CAUSE OUR STOCK PRICE TO FALL AND DECREASE THE LIQUIDITY OF OUR COMMON STOCK.

     Our common stock is currently listed on the Nasdaq SmallCap Market of the Nasdaq Stock Market, which has requirements for the continued listing of stock. Continued listing requires us to maintain a minimum bid price of $1.00 per share. Since August 2001, the bid price for our common stock has dropped below $1.00 during extended periods. As of April 1, 2002, our common stock had traded below $1.00 for 30 consecutive trading days. On May 10, 2002, we transferred our listing to the Nasdaq SmallCap Market from the Nasdaq National Market under a bid price grace period program that allows us a 180-day period to regain compliance with the $1.00 bid price requirement. If we do not maintain our listing on the Nasdaq SmallCap Market or regain compliance with the Nasdaq National Market continued listing standards, then our common stock may be delisted from the Nasdaq Stock Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

IF OUR STOCK IS DELISTED FROM THE NASDAQ STOCK MARKET AND OUR SHARE PRICE DECLINES SIGNIFICANTLY, THEN OUR STOCK MAY BE DEEMED TO BE PENNY STOCK.

     If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in our stock. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

OUR TARGET MARKETS ARE EVOLVING AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WITH WHICH WE MAY NOT BE ABLE TO KEEP PACE.

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

WE MAY ULTIMATELY BE UNABLE TO COMPETE IN THE MARKETS FOR THE PRODUCTS AND SERVICES WE OFFER.

     The markets for our software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the competitive landscape to remain intense and to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH DECREASES IN THE FAIR VALUE, OR A COMPLETE LOSS, OF OUR EQUITY INVESTMENTS.

     We may invest in equity instruments of privately-held companies for business and strategic purposes. Such items are included in other investments on our balance sheet. As of March 31, 2002, we held cost method investments of $10.6 million, of which our Converge investment was $7.8 million. We may never realize any return on our equity interests in Converge or these other entities, or we may suffer a complete loss of these equity interests, which could materially and adversely affect our business, financial condition and operating results. In addition, our quarterly results may be materially reduced if we determine that an impairment in the fair value of one of our equity positions is other than temporary, which would require us to write down or write off the carrying value of those securities.

     During the year ended December 31, 2001, we recorded an aggregate of $231.3 million in impairment charges for other than temporary declines in the fair value of several of our cost method, equity method and available-for-sale investments, $207.2 million of which was a write-down of the fair value of our investment in Converge.

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

     To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of December 31, 2001, Internet Capital Group's ownership interest in us was 22.3%. On March 25, 2002, Internet Capital Group filed a Schedule 13D stating that it had increased its beneficial ownership in us to 35,841,747, or 31.6% of our common stock, because it had reached an agreement with Safeguard Scientifics that provides it with the right of first refusal to purchase the 10,523,103 shares of our stock that Safeguard owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock's market price.

OUR SUCCESS DEPENDS ON OUR KEY MANAGEMENT AND EXPERIENCED SOFTWARE PERSONNEL, WHOM WE MAY NOT BE ABLE TO RETAIN OR HIRE.

     We believe that our success depends on continued employment of our senior management team and on having a highly trained product development staff, sales force and professional service organization. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business, financial condition and operating results could be materially adversely affected. If we are unable to retain or hire trained technical personnel and experienced software sales and service professionals, it could limit our ability to design, develop and implement our products, or increase sales of our products and services. Ultimately, our business, financial condition and operating results will be impaired if we cannot hire and retain suitable personnel.

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

WE MAY NOT HAVE SUFFICIENT CASH FLOW FROM OPERATIONS TO SERVICE OUR DEBT.

     As of March 31, 2002, we had approximately $24.0 million in long-term debt (including $21.7 million of our outstanding 5 1/4% convertible subordinated debentures due 2004). Currently, we are not generating sufficient cash flow from our operations to satisfy our annual debt service payment obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT OR FUTURE SHAREHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our shareholders or optionholders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of March 31, 2002, the holders of 42,170,731 shares of common stock (which includes the 14,157,630 shares issued in the acquisition of Atlas Commerce), warrants to purchase 2,127,038 shares of common stock and 112,594 shares of Series A preferred stock, which are convertible into approximately 1,296,043 shares of common stock, have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

RISKS RELATED TO OUR SMALL/MEDIUM BUSINESS UNIT THAT WE INTEND TO SELL, WHICH THEREFORE WILL BE TREATED FOR ACCOUNTING PURPOSES AS DISCONTINUED OPERATIONS BEGINNING IN 2002

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of March 31, 2002, our portfolio of investments included $34.0 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended March 31, 2002 would have decreased by less than $93,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of March 31, 2002 we hold cost method investments of approximately $10.6 million, of which our Converge investment is $7.8 million. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. Since our initial investments, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of March 31, 2002, the fair market value of these marketable equity securities included in short-term and long-term investments was $1.9 million.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering ("IPO") of 3,500,000 shares of Verticalnet common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." All of the foregoing suits were amended and consolidated into a single complaint that was filed with the federal court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed "master allegations" that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

     On August 13, 2001, a lawsuit was filed against us in Massachusetts Superior Court (Peter L. LeSaffre, Robert R. Benedict and R.W. Electronics, Inc.
v. NECX.com LLC and Verticalnet, Inc., C.A. No. 01-3724-B.L.S.). The suit alleges that, in connection with our acquisition of R.W. Electronics in March 2000, certain Verticalnet and NECX officials made representations about certain technologies that the companies would be using to make them more successful and profitable. As a result of the alleged failure to use this technology, plaintiffs claim they only received $43.0 million on the sale of R.W. Electronics, rather than the $78.0 million that they claim they were entitled to. On April 11, 2002, the parties to the lawsuit entered a settlement agreement, and the lawsuit has been dismissed. The terms of the settlement are confidential.

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

     Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. Atlas Commerce asked the Court to dismiss the counterclaims and the Court recently granted our request to dismiss the counterclaims. We have now asked the Court to rule in our favor on the loan based simply on the papers that have already been filed. The Court first set oral argument to rule on the plaintiff's motion for leave to amend to include a defense that our claims are barred by the written employment agreement. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and seeks damages in an unspecified amount. We have retained counsel and answered the complaint on February 11, 2002.

     We are also party to various other litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) During the quarter ended March 31, 2002, we issued the following unregistered securities pursuant to the following transaction:

          (i) On January 7, 2002 we paid quarterly dividend payments totaling $1.6 million to the holder of our Series A preferred stock in the form of 1,639 shares of our Series A preferred stock.

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

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) None.

     (b) As of March 31, 2002, cumulative dividends of $1.7 million had been earned by, but not yet paid to, the holder of our Series A preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits are filed as part of this Form 10-Q:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     First Amendment to the Amended and Restated Subscription
          License Agreement, dated as of February 1, 2002, between
          Verticalnet, Inc., Verticalnet Enterprises LLC and Converge,
          Inc.(1)
 10.2     First Amendment to Maintenance and Support Agreement, dated
          February 1, 2002, between Verticalnet, Inc., Verticalnet
          Enterprises LLC and Converge, Inc.(1)
 10.3     Employment Agreement, dated February 19, 2002, between
          Verticalnet, Inc. and Kevin S. McKay*
 10.4     Restricted Stock Unit Agreement, dated February 19, 2002
          between Verticalnet, Inc. and Kevin S. McKay*
 10.5     Employment Agreement, dated February 7, 2002, between
          Verticalnet, Inc. and John A. Milana*

---------------
 *  Filed herewith.

(1) Filed as an exhibit to the registrant's report on Form 10-K dated December 31, 2001.

     (b) Reports on Form 8-K.

     On January 4, 2002, we filed a Current Report on Form 8-K, dated December 30, 2001, regarding our acquisition of Atlas Commerce, Inc. (Item 5)

     On February 25, 2002, we filed a Current Report on Form 8-K, dated February 13, 2002, regarding (a) the appointment of John A. Milana to the position of Chief Financial Officer on February 13, 2002; (b) the appointment of Kevin S. McKay to the position of President and Chief Executive Officer on February 19, 2002; and (c) the announcement that Michael J. Hagan, former President and Chief Executive Officer, would replace Mark L. Walsh as Chairman of the Board. (Item
5)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on May 15, 2002.

                                          VERTICALNET, INC.

                                          By: /s/    KEVIN S. MCKAY
                                            ------------------------------------
                                                       Kevin S. McKay
                                               President and Chief Executive
                                                           Officer

                                          By: /s/    JOHN A. MILANA
                                            ------------------------------------
                                                       John A. Milana
                                                  Chief Financial Officer