Form 10-Q
period 2002-06-30
VERTICALNET INC
filed 2002-08-14
CIK 1043946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended June 30, 2002

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-25269

                               VERTICALNET, INC.
             (Exact name of Registrant as specified in its charter)


             PENNSYLVANIA             23-2815834
           (State or other         (I.R.S. Employer
              jurisdiction        Identification No.)
          of incorporation or
               organization


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

   As of August 8, 2002 12,659,894 shares of the Registrant's common stock were outstanding.

                                VERTICALNET, INC.

                                   FORM 10-Q
                 (For the Quarterly Period Ended June 30, 2002)

                                TABLE OF CONTENTS



                                                                            Page
Part I.      FINANCIAL INFORMATION

   Item 1 Consolidated Financial Statements ...............................  1
   Item 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................... 15
   Item 3 Quantitative and Qualitative Disclosures About Market Risk ...... 31

Part II. OTHER INFORMATION

   Item 1 Legal Proceedings ..............................................  30
   Item 2 Changes in Securities and Use of Proceeds ......................  31
   Item 3 Defaults Upon Senior Securities ................................  31
   Item 4 Submission of Matters to a Vote of Security Holders ............  32
   Item 5 Other Information ..............................................  32
   Item 6 Exhibits and Reports on Form 8-K ...............................  32

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                         PRO FORMA
                                                                          JUNE 30,
                                                                            2002         JUNE 30,     DECEMBER 31,
                                                                        (SEE NOTE 12)      2002           2001
                                                                        -------------  -------------- --------------
                                                                                 (UNAUDITED)
Assets
Current assets:
    Cash and cash equivalents                                               $ 22,631        $ 25,983       $ 50,252
    Short-term investments                                                        81              81             36
    Accounts receivable, net of allowance for doubtful accounts of
       $1,001 in 2002 and $101 in 2001                                         2,490           2,490            692
    Prepaid expenses and other assets                                          4,565           4,565          5,922
    Assets held for disposal                                                       -               -         10,319
                                                                        -------------  -------------- --------------
          Total current assets                                                29,767          33,119         67,221
                                                                        -------------  -------------- --------------
Property and equipment, net                                                    5,286           5,286          6,896
Goodwill and other intangibles, net of accumulated amortization of
     $24,867 in 2002 and $24,302 in 2001                                      29,757          29,757         30,410
Long-term investments                                                              -               -          2,599
Other investments                                                              8,881           8,881         10,831
Other assets                                                                   4,582           4,796          7,674
                                                                        -------------  -------------- --------------
          Total assets                                                      $ 78,273        $ 81,839      $ 125,631
                                                                        =============  ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                         $ 3,683         $ 3,683        $ 3,563
    Accrued expenses                                                          14,422          14,604         23,707
    Deferred revenues                                                         25,967          25,967         24,381
    Other current liabilities                                                 13,557          13,557         14,949
    Liabilities held for disposal                                                  -               -         22,279
                                                                        -------------  -------------- --------------
          Total current liabilities                                           57,629          57,811         88,879
                                                                        -------------  -------------- --------------
Long-term debt                                                                   312             312            550
Other long-term liabilities                                                        -               -          2,599
Convertible notes                                                              7,855          21,705         21,705
                                                                        -------------  -------------- --------------
          Total liabilities                                                   65,796          79,828        113,733
                                                                        -------------  -------------- --------------

Commitments and contingencies (see Notes 10 and 11)


Series A 6.00% convertible redeemable preferred stock, $.01 par value
       250,000 shares authorized, none issued in 2002
       and 109,290 shares issued in 2001                                           -               -        102,180
Put arrangement involving common stock                                             -           1,057          1,057



Shareholders' equity (deficit):
    Preferred stock $.01 par value, 10,000,000 shares authorized,                  -               -              -
       none issued in 2002 and 2001
    Common stock $.01 par value, 100,000,000 shares
      authorized, 11,653,314 shares issued in 2002 and
      11,300,621 shares issued in 2001                                           128             117            113
    Additional paid-in capital                                             1,170,358       1,154,955      1,055,351
    Deferred compensation                                                       (241)           (241)           (98)
    Accumulated other comprehensive loss                                        (853)           (853)          (959)
    Accumulated deficit                                                   (1,155,097)     (1,152,219)    (1,144,941)
                                                                        -------------  -------------- --------------
                                                                              14,295           1,759        (90,534)

    Treasury stock at cost, 65,636 shares in 2002 and 2001                    (1,818)           (805)          (805)
                                                                        -------------  -------------- --------------
          Total shareholders' equity (deficit)                                12,477             954        (91,339)
                                                                        -------------  -------------- --------------
          Total liabilities and shareholders' equity (deficit)              $ 78,273        $ 81,839      $ 125,631
                                                                        =============  ============== ==============


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------  ------------------------------------
                                                             2002             2001                2002               2001
                                                        ---------------  ---------------    ------------------  ----------------
                                                                   (unaudited)                            (unaudited)
REVENUES:
  Software license                                             $ 4,649          $ 6,505              $ 10,907          $ 12,905
  Services and maintenance                                       1,593            3,289                 3,341             6,181
                                                        ---------------  ---------------    ------------------  ----------------
Total revenue                                                    6,242            9,794                14,248            19,086


COST OF REVENUE:
   Cost of license                                                  99              340                   365               697
   Cost of acquired technology                                     160            1,025                   321             1,875
                                                        ---------------  ---------------    ------------------  ----------------
 Cost of software                                                  259            1,365                   686             2,572
 Cost of services and maintenance                                1,470            7,300                 2,933            14,855
                                                        ---------------  ---------------    ------------------  ----------------
Total cost of revenue                                            1,729            8,665                 3,619            17,427

Research and development                                         2,841            6,458                 6,358            12,986
Sales and marketing                                              1,450            4,701                 3,199            11,302
General and administrative                                       2,706            6,703                 6,256            14,771
Restructuring and asset impairment charges                         411          166,229                 1,765           167,719
Amortization of intangibles                                      1,056           39,541                 2,112            78,826
                                                        ---------------  -----------------  ------------------  ----------------
                                                                10,193          232,297                23,309           303,031
                                                        ---------------  ---------------    ------------------  ----------------

Operating loss                                                  (3,951)        (222,503)               (9,061)         (283,945)
                                                        ---------------  ---------------    ------------------  ----------------

Net interest expense and other                                  (5,907)         (12,954)               (6,560)          (21,995)
                                                        ---------------  ---------------    ------------------  ----------------

Loss from continuing operations                                 (9,858)        (235,457)              (15,621)         (305,940)

Discontinued operations:
    Income (loss) from operations of the SMB unit                1,027          (65,182)                8,508           (84,524)
    Loss on disposal of discontinued operations                   (165)          (3,381)                 (165)           (3,903)
                                                        ---------------  ---------------    ------------------  ----------------

Net loss                                                        (8,996)        (304,020)               (7,278)         (394,367)

Preferred stock dividends and accretion                         (1,943)          (1,842)               (3,861)           (3,661)
Repurchase of convertible preferred stock and warrants         101,041                -               101,041                 -
                                                        ---------------  ---------------    ------------------  ----------------


Income (loss) attributable to common shareholders             $ 90,102       $ (305,862)             $ 89,902        $ (398,028)
                                                        ===============  ===============    ==================  ================


Basic income (loss) per common share:
    Income (loss) from continuing operations                    $ 7.69         $ (24.28)               $ 7.10          $ (32.52)
    Income (loss) from discontinued operations                    0.09            (6.67)                 0.74             (8.88)
    Loss on disposal of discontinued operations                  (0.01)           (0.35)                (0.02)            (0.41)
                                                        ---------------  ---------------    ------------------  ----------------
    Income (loss) per common share
          attributable to common shareholders                   $ 7.77         $ (31.30)               $ 7.82          $ (41.81)
                                                        ===============  ===============    ==================  ================

Diluted income (loss) per common share:
    Income (loss) from continuing operations                    $ 7.59         $ (24.28)               $ 6.89          $ (32.52)
    Income (loss) from discontinued operations                    0.09            (6.67)                 0.71             (8.88)
    Loss on disposal of discontinued operations                  (0.02)           (0.35)                (0.02)            (0.41)
                                                        ---------------  ---------------    ------------------  ----------------
    Income (loss) per common share
          attributable to common shareholders                   $ 7.66         $ (31.30)               $ 7.58          $ (41.81)
                                                        ===============  ===============    ==================  ================

Weighted average common shares outstanding:
    Basic                                                        11,599            9,772                11,494             9,520
    Diluted                                                      11,795            9,772                11,928             9,520

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          2002           2001
                                                                                      -------------  -------------
                                                                                               (UNAUDITED)
Net loss                                                                                  $ (7,278)    $ (394,367)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                             6,182         97,438
   Intangible asset impairment                                                                   -        205,058
   Write-down related to cost method investments, equity method, and available-
   for-sale investments                                                                      5,250         20,784
   Other noncash charges                                                                     1,579          7,702
   Loss (gain) on disposal of property and equipment                                           (95)           286
   Loss from equity method investments                                                           -          1,808
   Loss on disposal of discontinued operations                                                 165          3,903
   Net loss on investments                                                                       -          2,188
Change in assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                       (811)        24,678
    Prepaid expenses and other assets                                                        5,958         10,530
    Accounts payable                                                                          (236)        (1,931)
    Accrued restructuring charge expenses                                                   (1,942)         5,329
    Other accrued expenses                                                                  (8,934)       (45,073)
    Deferred revenues                                                                      (16,085)         8,968
                                                                                      -------------  -------------
       Net cash used in operating activities                                               (16,247)       (52,699)
                                                                                      -------------  -------------
Investing activities:
    Acquisitions, net of cash acquired                                                          --        (24,601)
    Purchase of cost and equity method company investments, net of
          liquidation proceeds                                                              (3,195)        (2,959)
    Proceeds from sale and redemption of available-for-sale investments                          -         17,200
    Proceeds from sale of SMB unit                                                           2,350              -
    Restricted cash                                                                          1,531          7,094
    Proceeds from sale of assets                                                               343              -
    Capital expenditures                                                                      (717)       (13,523)
                                                                                      -------------  -------------
       Net cash provided by (used in) investing activities                                     312        (16,789)
                                                                                      -------------  -------------
Financing activities:
    Payments to repurchase convertible redeemable preferred stock                           (5,000)             -
    Payment to reduce BT put and call                                                       (2,076)             -
    Principal payments on long-term debt and obligations under capital leases               (1,669)        (1,235)
    Proceeds from issuance of common stock                                                       -         15,000
    Proceeds from exercise of stock options and employee stock purchase plan                   411            976
                                                                                      -------------  -------------
       Net cash provided by (used in) financing activities                                  (8,334)        14,741
                                                                                      -------------  -------------
Net decrease in cash                                                                       (24,269)       (54,747)
Cash and cash equivalents--beginning of period                                              50,252        123,803
                                                                                      -------------  -------------
Cash and cash equivalents--end of period                                                  $ 25,983       $ 69,056
                                                                                      =============  =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                              $  1,527       $    686
                                                                                      =============  =============
Supplemental schedule of noncash investing and financing activities:
    Issuance of common stock as consideration for acquisitions                            $      -       $ 21,290
    Preferred dividends                                                                      3,861          3,661
    Shares issued to BT under put and call agreement                                         1,755              -


          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.
               CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (in thousands)

                                                          Three months ended June 30,        SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------    -----------------------------
                                                             2002             2001              2002           2001
                                                         --------------   --------------    -------------  --------------
                                                                  (UNAUDITED)                      (UNAUDITED)
Net loss                                                      $ (8,996)      $ (304,020)        $ (7,278)     $ (394,367)
Unrealized gain on forward sale                                    529            1,015            1,253          20,308
Foreign currency translation adjustment                             (6)            (350)              62          (1,517)
Unrealized loss on investments:
  Unrealized loss                                                 (481)          (1,134)          (1,209)        (18,411)
  Reclassification adjustment for loss included in net
    loss                                                             -           10,545                -          10,545
                                                         --------------   --------------    -------------  --------------
Comprehensive loss                                            $ (8,954)      $ (293,944)        $ (7,172)     $ (383,442)
                                                         ==============   ==============    =============  ==============


          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                   ADDITIONAL
                                                COMMON STOCK       PAID-IN       DEFERRED
                                              SHARES     AMOUNT    CAPITAL     COMPENSATION
Balance, December 31, 2001                       11,301  $ 113   $ 1,055,351    $ (98)

Series A 6.00% convertible redeemable
   preferred stock dividends accrued and
    accretion                                         -      -        (3,861)       -

Exercise and acceleration of options                137      1           410        -

Shares issued through employee
    stock purchase plan                              15      1            43        -

Repurchase of Series A 6.00% convertible
   redeemable preferred stock and warrants            -      -       101,041        -

Shared issued to reduce BT put and call
  liability (See Note 5)                            200      2         1,753        -

Unearned compensation                                 -      -           218     (218)

Amortization of unearned compensation                 -      -             -       75

Net loss                                              -      -             -        -

Other comprehensive income                            -      -             -        -
                                                 ------  -----   -----------   ------
Balance, June 30, 2002 (unaudited)               11,653  $ 117   $ 1,154,955   $ (241)
                                                 ======  =====   ===========   ======



                                            ACCUMULATED OTHER                               TOTAL
                                              COMPREHENSIVE     ACCUMULATED   TREASURY   SHAREHOLDERS'
                                                 LOSS            DEFICIT      STOCK     EQUITY (DEFICIT)
Balance, December 31, 2001                     $ (959)         $ (1,144,941) $   (805)      $ (91,339)

Series A 6.00% convertible redeemable
   preferred stock dividends accrued and
    accretion                                       -                     -         -          (3,861)

Exercise and acceleration of options                -                     -         -             411

Shares issued through employee
    stock purchase plan                             -                     -         -              44

Repurchase of Series A 6.00% convertible
   redeemable preferred stock and warrants          -                     -         -         101,041

Shared issued to reduce BT put and call
  liability (See Note 5)                            -                     -         -           1,755

Unearned compensation                               -                     -         -               -

Amortization of unearned compensation               -                     -         -              75

Net loss                                            -                (7,278)        -          (7,278)

Other comprehensive income                        106                     -         -             106
                                               ------          ------------    ------       ---------
Balance, June 30, 2002 (unaudited)             $ (853)         $ (1,152,219)   $ (805)      $     954
                                               ======          ============    ======       =========

          See accompanying notes to consolidated financial statements.

                                VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  BACKGROUND AND BASIS OF PRESENTATION

Description of the Company

         Verticalnet, Inc. was incorporated in Pennsylvania on July 28, 1995. We are a leading provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform.

         On February 13, 2002, we announced our intention to sell the Small/Medium Business ("SMB") unit (formerly referred to as Verticalnet Markets). We completed the sale of the SMB group on June 28, 2002. The SMB group operated and managed 59 industry-specific on-line marketplaces. The operating results of this unit have been reflected as discontinued operations in our consolidated financial statements. The assets and liabilities of this unit at December 31, 2001 are reflected as held for disposal in our consolidated balance sheet.

         On January 31, 2001, we completed the sale of our Verticalnet Exchanges ("NECX") business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit through January 31, 2001, are reflected as a discontinued operation in our consolidated financial statements.

         Our consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the six months ended
June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         As we have completed our transformation to a software business, we have reclassified the statement of operations to present our results on a basis comparable with other companies in the software industry. Reclassifications include the systematic allocation of certain overhead expenses, such as facilities, infrastructure and depreciation, from general and administrative to other expense categories in the statement of operations based on the relative benefits provided to each applicable business function. All prior period information has been reclassified to conform with the current year's presentation.

         On July 15, 2002, the Company effected a 1-for-10 reverse stock split of its common stock. All references to shares, share prices and per share amounts have been adjusted retroactively for this reverse split.

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

Adoption of New Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. Accordingly, there has been no amortization of goodwill since December 31, 2001.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted and implemented SFAS No. 144 as of January 1, 2002 in conjunction with our accounting for our SMB unit.

         In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. The FASB staff believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance was to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods were to be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company believes the provisions of this Statement will not have a material impact to the Company.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of the adoption of this Statement on future periods.

(2) DISCONTINUED OPERATIONS

         On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. In consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional $6.5 million based on a four-year performance-based earn-out provision. We accounted for the SMB unit as a discontinued operation beginning in the first quarter of 2002. We recorded a loss on disposal of approximately $0.2 million in the quarter ended June 30, 2002 for the sale of the SMB unit.

         The results of the SMB unit have been shown separately as a discontinued operation and prior periods have been restated. The assets and liabilities of the discontinued operation have been classified separately on the December 31, 2001 consolidated balance sheet.

         The assets held for sale as of December 31, 2001 also included certain assets that were not sold to Corry Publishing, Inc., but sold during the ordinary course of the SMB unit's operations.

         Revenues and losses from this discontinued operation are as follows (also refer to Note 10 -- Commitments and Contingencies regarding the presentation of revenue and expenses under certain transactions that are the subject of comments received from the SEC in connection with a recent filing on Form S-3):


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                            -----------------------       ------------------------
                                                              2002           2001           2002            2001
                                                            --------       --------       --------        --------
                                                                                (in thousands)
E-enablement, e-commerce, advertising and other.....        $  8,042       $ 23,617       $ 21,094        $ 51,1684
Income (loss) from discontinued operations..........           1,027        (65,182)         8,508         (84,524)
Loss on disposal of discontinued operations.........            (165)         --              (165)             --

The assets and liabilities of the SMB unit as of December 31, 2001 are as follows (in thousands):

                   Current assets................................       $   5,368
                   Property and equipment, net...................           4,525
                   Intangible assets.............................             365
                   Other non-current assets......................              61
                                                                        ---------

                   Total assets..................................       $  10,319
                                                                           ======

                   Deferred revenue..............................          20,102
                   Other liabilities.............................           2,177
                                                                          -------

                   Total liabilities.............................       $  22,279
                                                                           ======

         Accounts receivable of approximately $0.5 million and current liabilities of approximately $1.6 million of the SMB unit were reclassified during the quarter ended June 30, 2002 out of assets and liabilities held for disposal, as these assets and liabilities were not included in the sale of the SMB unit.

         The income from discontinued operations for the three and six months ended June 30, 2002 includes $0, and $0.3 million in restructuring charges, respectively. For the three and six months ending June 30, 2001, the loss from discontinued operations includes $52.7 million and $58.6 million in restructuring charges, respectively.

Microsoft Relationship

         On March 29, 2000, we entered into a commercial arrangement with Microsoft (the "Original Microsoft Agreement"), which was terminated and replaced on April 26, 2001 (the "New Microsoft Agreement"). Collectively, under the Original and New Microsoft Agreements, during the three and six months ended June 30,

2002 we recognized approximately $5.9 million and $16.9 million, respectively, in e-enablement and advertising revenue and $0 of expense for advertising, software licensing and support. For the three and six months ended June 30, 2001, we recognized approximately $13.7 million and $23.5 million, respectively, in e-enablement and advertising revenue and $4.5 million and $8.9 million, respectively, of expense for advertising, software licensing and support. Revenues and expenses recognized under these agreements are presented in income
(loss) from operations of the SMB business.

(3)  INVESTMENTS

Available-For-Sale

     As of June 30, 2002 and December 31, 2001, we have short-term available-for-sale investments of approximately $0.1 million and $0, respectively. These are investments in publicly traded companies for which we do not have the ability to exercise significant influence and are stated at fair market value based on quoted market prices. Our investment in Ariba, Inc. ("Ariba") common stock of approximately $1.3 million at June 30, 2002 is included in prepaid expenses and other assets due to a forward sale of our shares, which expires in June of 2003.

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

Cost Method Investments

     At June 30, 2002 and December 31, 2001, cost method investments were approximately $5.4 million and $10.6 million, respectively. For the three months and six months ended June 30, 2002, we recorded an impairment charge of $3.8 million related to our Converge investment, which was valued at $7.8 million at December 31, 2001, based on an independent valuation of our Converge investment. The Company's carrying value of its investment in Converge is $7.5 million as of June 30, 2002, including the $3.5 million investment by the Company during February 2002 (as discussed below). During the three months and six months ended June 30, 2002, we recorded additional impairment charges of approximately $1.4 million for other than temporary declines in the fair values of our other cost method investments. These impairment charges are included in net interest expense and other.

Other Investments

     On February 15, 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. The note is payable in four equal installments on February 15th of 2006 through 2009. Repayment of the note is accelerated upon certain triggering events, including a change of control. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly owned subsidiary of Converge and an indirect parent of Converge LLC, at an exercise price of $.01 per share. The note is included in other investments on the consolidated balance sheet at its cost basis of $3.5 million.

(4)  GOODWILL AND OTHER INTANGIBLES

         We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets.

         With the adoption of the Statement, we ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of reported income attributable to common shareholders for the three and six months ended June 30, 2001 to the adjusted loss attributable to common shareholders excluding amortization expense relating to goodwill and assembled workforce:

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                        ------------------------------         ------------------------------
                                                            2002               2001               2002                2001
                                                        -----------        -----------         -----------        -----------
                                                                            (in thousands, except per share data)
Reported income (loss) attributable to common
   shareholders                                         $    90,102        $  (305,862)        $    89,902        $  (398,028)

Add back:  Goodwill and assembled workforce
   amortization                                                  --             38,660                  --             77,320
                                                        -----------        -----------         -----------        -----------
Adjusted income (loss) attributable to common
   shareholders                                         $    90,102        $  (267,202)        $    89,902        $  (320,708)
                                                        ===========        ===========         ===========        ===========

Basic income (loss) per common share:
   Reported income (loss) per common share
     attributable to common shareholders                $      7.77        $    (31.30)        $      7.82        $    (41.81)
   Goodwill and assembled workforce amortization                 --               3.96                  --               8.12
                                                        -----------        -----------         -----------        -----------
   Adjusted income (loss) per common share
     attributable to common shareholders                $      7.77        $    (27.34)        $      7.82        $    (33.69)
                                                        ===========        ===========         ===========        ===========

Diluted income (loss) per common share:
   Reported income (loss) per common share
     attributable to common shareholders                $      7.66        $    (31.30)        $      7.58        $    (41.81)

   Goodwill and assembled workforce amortization                 --               3.96                  --               8.12
                                                        -----------        -----------         -----------        -----------
   Adjusted income (loss) per common share
     attributable to common shareholders                $      7.66        $    (27.34)        $      7.58        $    (33.69)
                                                        ===========        ===========         ===========        ===========


         During the three months ended June 30, 2002, we completed a goodwill impairment test as of January 1, 2002. This test involved the use of estimates related to the fair value of the Enterprise Group reporting unit, with which the goodwill was associated. No impairment was indicated as a result of the assessment.

         The following table reflects the components of amortizable intangible assets:


                                         JUNE 30, 2002               DECEMBER 31, 2001
                                     ------------------------    ------------------------
                                      GROSS                       GROSS
                                     CARRYING    ACCUMULATED     CARRYING     ACCUMULATED
                                      AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                                       (in thousands)
Amortizable intangible assets:
   Existing technology                $4,025        $2,421        $4,025        $2,100
   Customer contracts                    890           244           890            --
                                      ------        ------        ------        ------
                                      $4,915        $2,665        $4,915        $2,100
                                      ======        ======        ======        ======

         The carrying amount of goodwill at June 30, 2002 is $27.6 million and relates to the ongoing software operations of the Company.

         For the three and six months ended June 30, 2002, amortization expense on intangible assets, excluding goodwill, was $0.3 million and $0.6 million, respectively.

         During the three and six months ended June 30, 2001, we recognized $0.8 million and $1.7 million, respectively, in amortization expense on intangible assets, excluding goodwill.

         The following sets forth the estimated remaining amortization expense on intangible assets for the fiscal years ending in December 31:


                                                    (in thousands)
2002...........................................          $  450
2003...........................................             900
2004...........................................             900

(5)  OTHER CURRENT LIABILITIES

         We have a put and call agreement with British Telecommunications Plc. ("BT") whereby we could purchase the remaining 10% interest in Verticalnet Europe B.V. ("Verticalnet Europe") held by BT at any time after March 13, 2001 and BT could sell its investment to us at any time after March 13, 2002. The carrying value of the put/call price of approximately $11.1 million, including accrued interest, is included in current liabilities on the consolidated balance sheet as of June 30, 2002. The amount is payable in Euros, therefore, we mark the liability to market quarterly. The variable interest component of the price based on the LIBOR rate was accrued quarterly through April 19, 2002, the date BT exercised their put option. In March 2002, we issued 200,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million. In May 2002, we made a principal and interest payment of $3.0 million to BT toward this liability. As of August 14, 2002, the remaining liability remains unpaid.

(6) STRATEGIC RELATIONSHIP

         Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced Converge's aggregate obligation by $0.5 million. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements will be recognized on a straight-line basis through December 2003. From January 1, 2002 through June 30, 2002, we have received approximately $10.3 million from Converge. We believe a risk exists related to the remaining $1.9 million due through December 31, 2002 under the existing agreements. To the extent that all or a portion of the $1.9 million is not collected, revenue recognized through December 31, 2003 will be adversely affected by such shortfall. However, as collections under this agreement are recorded as deferred revenue when invoiced, the Company does not expect to recognize any asset impairments associated with non collection of all or a portion of the amounts due.

         Below are the contractual payments, including revisions, either made or still due from Converge under the revised terms of the agreements:


                              REMAINING
                             CONTRACTUAL     ADJUSTMENTS DUE TO                                REMAINING
                            PAYMENTS AS OF     FEBRUARY 2002       CASH RECEIVED DURING       CONTRACTUAL
                              DECEMBER 31,     CONTRACTUAL         THE SIX MONTHS ENDED      PAYMENTS AS OF
                                 2001           REVISIONS             JUNE 30, 2002          JUNE 30, 2002
                                                         (in thousands)
Subscription license           $  9,000         $     --                $ (9,000)                $   --
Maintenance and support           3,750             (500)                 (1,341)                 1,909
                               --------         --------                --------                 ------
                               $ 12,750         $   (500)               $(10,341)                $1,909
                               ========         ========                ========                 ======

         During the three and six months ended June 30, 2002, we recognized revenues of approximately $4.3 million, and $9.6 million, respectively, under the Converge agreements. For the three and six months ended June 30, 2001, revenues of approximately $8.8 million and $14.7 million, respectively, were recognized under the Converge agreements. Deferred revenue related to the Converge agreements is approximately $24.3 million at June 30, 2002.

(7)  RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

         During the year ended December 31, 2001, we announced and implemented several strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. As a result of these restructuring initiatives we recorded a separate restructuring and asset impairment charge in each of the four quarters of 2001. The aggregate remaining restructuring accrual at June 30, 2002 of approximately $5.1 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

         The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the six months ended June 30, 2002:

                                                      RESTRUCTURING                                      RESTRUCTURING
                                                       ACCRUAL AT                                         ACCRUAL AT
                                                      DECEMBER 31,         CASH                            JUNE 30,
                                                          2001           PAYMENTS       ADJUSTMENTS          2002
                                                                              (in thousands)
Lease termination costs.........................        $  4,763          $(1,430)        $ 1,383          $  4,716
Employee severance and related benefits.........           2,294           (2,522)            653               425
Other exit costs................................              25                (3)           (22)               --
                                                         -------          --------        -------          ---------
                                                        $  7,082          $(3,955)        $ 2,014          $  5,141
                                                           =====            =====           =====             =====


     During the three and six months ended June 30, 2002, we recorded adjustments of approximately $0.4 million and $1.4 million, respectively, related to lease termination costs and $0 and $0.7 million, respectively, related to employee termination benefits and other exit costs, due to changes in estimates. For the three and six months ended June 30, 2002, these adjustments included $0 and $0.3 million, respectively, of lease termination costs reflected in income from discontinued operations. During the three and six months ended June 30, 2002, the remaining $0.4 million and $1.8 million, respectively, of expenses are recorded in restructuring and asset impairment charges in the consolidated statements of operations.

     The amount accrued at June 30, 2002 for lease termination costs relates to three leases for office facilities and one capital lease for excess equipment that have not yet been terminated, as well as two leases for office facilities that were terminated in July 2002. The accrual represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amounts to be paid to terminate the lease contracts before the end of their terms.

     The amount accrued at June 30, 2002 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reductions in workforce.

     During the three and six months ended June 30, 2001, we recorded restructuring and asset impairment charges of approximately $218.9 million and $226.4 million, respectively. For the three months ended June 30, 2001, this charge included an impairment of $202.1 million of identifiable assets and goodwill in accordance with SFAS No. 121, and $16.8 million for lease termination costs, employee termination benefits, and asset disposals. The first quarter 2001 restructuring charge of $7.5 million related to lease termination costs, employee termination benefits and asset disposals. For the three and six month periods ended June 30, 2001, these charges included $166.2 million and $167.7 million, respectively, in restructuring and asset impairment charges in loss from continuing operations, and $52.7 million and $58.7 million, respectively, included in loss from discontinued operations of the SMB unit.

(8)  PREFERRED STOCK

     On June 28, 2002, we completed the repurchase of 100% of our outstanding shares of Series A 6.00% Convertible Redeemable Preferred Stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and agreed to the cancellation of a Common Stock Purchase Warrant, dated April 7, 2000. The difference between the carrying amount and the amount paid in the repurchase of approximately $101.0 million is recorded in additional paid in capital and included in income attributable to common shareholders.

(9)  INCOME (LOSS) PER SHARE

     All share and per share amounts in these financial statements give retroactive effect to the 1-for-10 reverse stock split which became effective on July 15, 2002.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our Series A 6.00% convertible redeemable preferred stock

(using the if-converted method). Potential common shares are excluded from the calculation if their effect is anti-dilutive.

     The following table sets forth the computation of net income (loss) per common share:

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                           -------------------------------         -------------------------------
                                                               2002               2001                 2002                 2001
                                                           -----------         -----------         -----------         -----------
                                                                              (in thousands, except per share data)
Loss from continuing operations                            $    (9,858)        $  (235,457)        $   (15,621)        $  (305,940)
Less:  Series A convertible redeemable preferred
   stock dividends and accretion                                (1,943)             (1,842)             (3,861)             (3,661)
Add:  Repurchase of preferred stock                            101,041                  --             101,041                  --
                                                           -----------         -----------         -----------         -----------

Income (loss) from continuing operations
attributable to                                                 89,240            (237,299)             81,559            (309,601)
   common shareholders
Income (loss) from discontinued operations                       1,027             (65,182)              8,508             (84,524)
Loss on disposal of discontinued operations                       (165)             (3,381)               (165)             (3,903)
                                                           -----------         -----------         -----------         -----------

Net income (loss) attributable to common shareholders      $    90,102         $  (305,862)        $    89,902         $  (398,028)
                                                           ===========         ===========         ===========         ===========

Basic income (loss) per common share:
   Income (loss) from continuing operations                $      7.69         $    (24.28)        $      7.10         $    (32.52)
   Income (loss) from discontinued operations                     0.09               (6.67)               0.74               (8.88)
   Loss on disposal of discontinued operations                   (0.01)              (0.35)              (0.02)              (0.41)
                                                           -----------         -----------         -----------         -----------
   Income (loss) per common share attributable to
     common shareholders                                   $      7.77         $    (31.30)        $      7.82         $    (41.81)
                                                           ===========         ===========         ===========         ===========

Diluted income (loss) per common share:
   Income (loss) from continuing operations                $      7.59         $    (24.28)        $      6.89         $    (32.52)
   Income (loss) from discontinued operations                     0.09               (6.67)               0.71               (8.88)
   Loss on disposal of discontinued operations                   (0.02)              (0.35)              (0.02)              (0.41)
                                                           -----------         -----------         -----------         -----------
   Income (loss) per common share attributable to
     common shareholders                                   $      7.66         $    (31.30)        $      7.58         $    (41.81)
                                                           ===========         ===========         ===========         ===========

     The diluted income (loss) per share calculation includes shares issuable upon conversion of convertible debt and adds back interest expense related to the convertible debt of $0.3 million and $0.6 million for the three and six month periods ended June 30, 2002, respectively.

(10) COMMITMENTS AND CONTINGENCIES

     We have entered into non-cancelable obligations with service providers. Under these agreements, our remaining commitments for the fiscal years ending December 31 are as follows (in thousands):

2002..................................................        $    119
2003..................................................              50

     Future minimum lease payments remaining under our facility leases for the fiscal years ending December 31 are as follows (in thousands):

2002..................................................        $  1,500
2003..................................................           2,680
2004..................................................           2,565
2005..................................................           2,002
2006..................................................           1,655
Thereafter............................................           3,597

     These future minimum lease payments include all facility leases for which we are contractually committed to make payments. We are in the process of negotiating sublease arrangements and/or terminations of certain facility leases, which represent approximately $11.8 million of these obligations. We currently estimate the remaining termination costs of these leases to be approximately $5.1 million, which is included in accrued expenses.

         In connection with our acquisition of Atlas Commerce, Inc., we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as "barter" in accordance with EITF No. 99-17, -- Accounting for Advertising Barter Transactions. During the six-month periods ended June 30, 2002 and 2001, Verticalnet recognized advertising revenues under the subject agreement of $0 and $5.0 million, respectively. During the same periods, Verticalnet recognized advertising expenses of $0 and $7.8 million, respectively. From inception of the agreement through completion, Verticalnet recorded advertising revenues of $22.2 million and advertising expenses of $19.3 million. We believe the ultimate resolution of such comments would not change our accumulated deficit at June 30, 2002, although there could be differences in reported quarterly operating results. For the six-month periods ended June 30, 2002 and 2001, these differences are estimated to be $0 and a reduction of net reported expense of $5.7 million, respectively. The balance sheets of Verticalnet as of June 30, 2002 and December 31, 2001 do not include any assets or liabilities associated with advertising activities under the subject agreement. We further believe the cash flows from operations for the six-month periods ended June 30, 2002 and 2001 would be unaffected by any potential change in presentation.

         Additionally, there were certain other "barter" transactions recognized by Verticalnet in accordance with EITF No. 99-17, which could be impacted by the comments provided by the SEC as noted above. The Company is currently evaluating the impact that a change in presentation would have should such change be required. We believe that any change in presentation or recognition of revenues and expenses for these transactions would not result in a change to our accumulated deficit at June 30, 2002.

         During February 2002, the Company announced its intention to sell the SMB unit of Verticalnet. Accordingly, effective January 1, 2002, that business unit is reflected in our financial statements as a discontinued operation for all periods presented. Such presentation requires that all elements of revenue and expense of the SMB unit be netted as a single line item to report net results of discontinued operations. As a result, we believe that any potential change in the presentation or recognition of revenues and expenses under "barter" arrangements would have an immaterial effect on the presentation of our statements of operations since January 1, 2002. The SMB unit was sold on June 28, 2002.

         We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB unit are appropriate. As of the date of this filing, we cannot provide assurance that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the Form S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

(11) LITIGATION

         On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of 3,500,000 shares of our common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." All of the foregoing suits were amended and consolidated into a single complaint that was filed with the federal court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed "master allegations" that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

         On December 4, 2001, a lawsuit was filed against us in the Montgomery County (Pa.) Court of Common Pleas in an action captioned Belcher-Pregmon Commercial Real Estate Co. v. Verticalnet, C.A. No. 01-22968. The suit alleges that the plaintiff is entitled to a broker commission in excess of $0.4 million in connection with our former lease of a building in Horsham, Pa. We have retained counsel to defend against the lawsuit. Our motion to dismiss the lawsuit outright was denied, and we have filed answer to the action, along with affirmative defenses and a counterclaim against the plaintiff.

         Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and sought damages in an unspecified amount. On July 29, 2002, the parties entered a global settlement agreement resolving all of the lawsuits. The terms of the settlement agreement are confidential.

         We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(12) SUBSEQUENT EVENTS

         On July 30, 2002, Verticalnet completed the repurchase of $13.85 million of its 5-1/4% Convertible Subordinated Debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, we also recognized a charge of $0.2 million for deferred debt offering costs attributable to the portion of debt repurchased. In connection with the repurchase, the Company also expects to record a charge to operations of $2.8 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. The net effect on shareholders' equity is an increase of $11.4 million.

         This transaction was completed, under the same terms and conditions, with two separate bondholders - one, a third party unaffiliated bondholder, and the other, a subsidiary of a principal shareholder of the company - Internet Capital Group. As a result of this transaction, Internet Capital Group's common stock beneficial ownership in Verticalnet has been increased to 31.0%.

         The pro forma balance sheet gives effect to the repurchase of the convertible debt transaction as if the transaction had occurred as of June 30, 2002.

         On July 1, 2002 the Company announced that its Board of Directors had approved a 1-for-10 reverse stock split effective with the commencement of trading on July 15, 2002. Previously, on July 5, 2002, the Company's shareholders authorized the Board of Directors to effect a reverse stock split in the range of 1:5 to 1:10, with the specific exchange rate to be determined at the discretion of the Board of Directors.

         On August 1, 2002, the Company completed the repurchase of 235,552 shares of common stock from former holders of Atlas Commerce common shares under the terms of a put that they had the right to exercise through July 29, 2002. The put was entered into in connection with the acquisition of Atlas Commerce on December 28, 2001. The aggregate purchase price for the put shares was $1.0 million. The effect of this transaction and the expiration of the put terms for the unexercised portion are also reflected in the pro forma balance sheet as of June 30, 2002.

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

         Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on The Nasdaq Stock Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled "Factors Affecting our Business Condition." Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

OVERVIEW

     Verticalnet, through its subsidiaries, is a leading provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform. With our completion of the acquisition of Atlas Commerce in December 2001 and the sale of our Small/Medium Business ("SMB") unit that operates and manages 59 industry-specific on-line marketplaces in June 2002, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers.

     With this transformation, the presentation of our consolidated statements of operations has been modified. Most significantly, the operations of the SMB unit have been classified as discontinued operations in all periods presented. Also, the classification of our revenues and costs of revenues and expenses have changed, and certain overhead expenses previously categorized as general and administrative expenses have been allocated to the business functions receiving the benefits attributable to such expenses. These changes to the presentation of the statement of operations were made for all periods presented. We believe these changes will provide more clarity into the ongoing operations, and present a more traditional view of software companies' statements of operations.

     Significant management actions were taken since the beginning of 2001 to complete the transformation from an operator of online public vertical communities to an enterprise software company. These actions are itemized below:

         - On January 7, 2001, we appointed Michael J. Hagan, our co-founder and chief operating officer at the time, to become our president and chief executive officer upon the departure of president and chief executive officer Joseph Galli, Jr. With an effort to focus the business on its software offerings already underway through our December 2000 license and services agreements with Converge, Mr. Hagan led a thorough re-evaluation of the Verticalnet Markets and Verticalnet Solutions businesses in the first quarter of 2001, with a focus on core elements needed to develop a profitable software business in a difficult economic environment. As a result of this scrutiny, we began implementing significant changes in our business. The steps that we took in each quarter during 2001 resulted in significantly reduced staffing requirements in stages. We, therefore, completed four major restructuring efforts to reduce costs and streamline operations;

         - On January 31, 2001, we completed the sale of Verticalnet Exchanges to Converge, allowing management to focus solely on the two remaining business units, the SMB unit and the Enterprise group (formerly referred to as Verticalnet Markets and Verticalnet Solutions) and eliminate redundancies between them;

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

         - On February 13, 2002, we announced our intention to sell the SMB unit, which we completed in June 2002. Our board of directors authorized this action to complete our strategic realignment to an enterprise software business. Beginning in the first quarter of 2002, we have reported the SMB unit as a discontinued operation;

         - The addition of experienced software executives to our management team: On February 19, 2002, Kevin S. McKay, a member of our board of directors, was appointed president and chief executive officer of Verticalnet. Mr. McKay, a former chief executive officer of SAP America, succeeded Michael Hagan, who was appointed chairman of Verticalnet. On February 13, 2002, John A. Milana, former chief financial officer of Atlas Commerce, and a former chief financial officer of SAP America, was appointed as Verticalnet's chief financial officer replacing interim chief financial officer, David Kostman;

         - On June 28, 2002, we completed the sale of certain of the assets of the SMB unit to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet, Inc.; and

         - Also on June 28, 2002, the Company completed the repurchase of 100% of its outstanding shares of Series A 6.00% Convertible Redeemable Preferred Stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and agreed to the cancellation of a Common Stock Purchase Warrant, dated April 7, 2000. The effect of the transaction was a net increase to shareholders' equity of $101.0 million.

     With our transformation to an enterprise software business model complete, management has taken another significant action since the second quarter of 2002 to restructure our balance sheet and improve the financial viability of our business:

         - On July 30, 2002, we completed the repurchase of $13.85 million of the 5-1/4% Convertible Subordinated Debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, we also recognized a charge of $0.2 million for deferred debt offering costs attributable to the portion of debt repurchased. The transactions improved our shareholders' equity by $11.4 million. The Company also expects to record a charge to operations of $2.8 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

     In addition, on July 1, 2002, the Company announced that its Board of Directors had approved a 1-for-10 reverse stock split effective with the commencement of trading on July 15, 2002.

REVENUE RECOGNITION

     Through June 30, 2002, our software licensing and related services revenues have been principally derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of the agreements. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge is entitled to use, free of charge, any of our future software products, revenue related to Converge is being recognized on a straight-line basis over the term of the arrangements.

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

     If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for all of the undelivered elements.

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

     Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at June 30, 2002 is related to payments received from Converge. Such amounts will be recognized as revenue on a straight-line basis over the contract term, which ends December 31, 2003.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     The following discussion and comparison regarding results of continuing operations do not include the results of the SMB unit or the Verticalnet Exchanges unit. The discussion also follows the new (year 2002) presentation of the consolidated statements of operations.

     Revenues in the ongoing business are comprised of software license revenue and services and maintenance revenue. For the three month periods ended June 30, 2002 and 2001, software license revenue was $4.6 million versus $6.5 million, respectively. For the six month periods ended June 30, 2002 and 2001, software license revenue was $10.9 million and $12.9 million, respectively. The declines in both the three and six-month periods are primarily due to the February 2002 restructuring of the Converge license agreement, as well as a more difficult macro economic market for software. Services and maintenance revenues were $1.6 million in the second quarter of 2002 as compared to $3.3 million in the same period last year. For the six month periods ended June 30, 2002 and 2001, services and maintenance revenue were $3.3 million and $6.2 million, respectively. The significant decline in services and maintenance revenue is due primarily to the restructured Converge agreement, partially offset by increased services revenues generated from new customers acquired during the first quarter of 2002.

     The cost of revenue is comprised of the cost of software and the cost of services and maintenance. The cost of software itself is comprised of the cost of licenses, which primarily represents royalties, and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions. The cost of software decreased approximately $1.1 million from the second quarter of 2001 to the second quarter of 2002. For the six month periods ended June 30, 2002 and 2001, the cost of software decreased approximately $1.9 million. These decreases for both the three and six-month periods were due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum acquisitions which, as of December 31, 2001, had been fully amortized. The year 2002 cost of acquired technology relates primarily to the Atlas Commerce acquisition which occurred in December 2001.

     The cost of services and maintenance includes the cost of the Company's consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company's customer support function, which is provided to customers as part of the recurring maintenance fees. These costs decreased from approximately $7.3 million to $1.5 million in the quarters ended June 30, 2001 and 2002, respectively, and from approximately $14.9 million to $2.9 million for the six month periods ended June 30, 2001 and 2002, respectively. The decrease relates substantially to reduced third-party consulting costs and a significant reduction in headcount as a result of the restructuring charges that occurred during 2001. The combination of these costs accounted for approximately $3.9 million and $7.9 million, respectively, of the decreases for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. Also related to the headcount reductions, travel and entertainment expenses declined approximately $0.9 million and $1.4 million, respectively, in the three-month and six-month periods ended June 30, 2002 as compared to the same periods in 2001. In addition, the facilities and infrastructure costs attributable to the consulting and support group functions decreased approximately $0.6 million and $1.7 million, respectively, for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001, also largely due to the restructuring charges incurred throughout 2001.

     Research and development costs consist primarily of salaries and fringe benefits costs of our product strategy, development, and testing employees. The research and development costs decreased from approximately $6.5 million in the second quarter of 2001 to approximately $2.8 million in the second quarter of 2002 primarily due to headcount reductions associated with the restructuring charges that occurred during 2001. For the six-month periods ended June 30, 2001 and 2002, research and development costs decreased from approximately $13.0 million to approximately $6.4 million, respectively. Salary and fringe related costs accounted for the majority of the decreases, approximately $1.2 million and $2.9 million, respectively, for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001. In addition, third-party consulting costs decreased approximately $0.9 million and $1.4 million, respectively, for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001. Facilities and infrastructure costs attributable to the research and development group contributed approximately $1.1 million and $1.8 million, respectively, to the overall decrease for the three and six-month periods ended June 30, 2002 as compared to the same periods in 2001.

     Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions for sales and marketing employees. Also, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the three month periods ended June 30, 2002 and 2001 were approximately $1.5 million and $4.7 million, respectively. The sales and marketing expenses for the six month periods ended June 30, 2002 and 2001 were $3.2 million and $11.3 million, respectively. The significant decreases in sales and marketing expenses are primarily headcount related, as salary and fringe reductions amounted to approximately $1.1 million for the three-month period ended June 30, 2002 as compared to the same period in 2001, while the reduction was approximately $3.2 million between the six-month periods ended June 30, 2002 and 2001. In addition, travel related expenses declined $0.4 million and $1.3 million between the comparable three and six-month periods ended June 30, 2002 and 2001, respectively. Direct marketing expenses such as advertising, public relations and trade shows declined approximately $0.5 million and $1.2 million between the comparable three and six-month periods ended June 30, 2002 and 2001, respectively.

     General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and human resources personnel. General and administrative expenses were approximately $2.7 million in the quarter ended June 30, 2002 as compared to $6.7 million in second quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses were $6.3 million as compared to $14.8 million for the six months ended June 30, 2001. These expenses declined primarily as a result of the restructuring charges incurred in 2001. Headcount related cost reductions accounted for approximately $2.2 million and $5.0 million of the decrease between the three and six-month periods ended June 30, 2002 and 2001, respectively. Professional services expenses declined approximately $1.0 million and $2.3 million, respectively, between the comparable three and six-month periods ended June 30, 2002 and 2001. General and administrative facilities and infrastructure related reductions accounted for approximately $0.8 million and $1.8 million of the decline, respectively, between the comparable quarterly and six-month periods ended June 30, 2002 and 2001.

     Restructuring and impairment charges for the second quarter and six months ended June 30, 2002 include adjustments to the charge recognized in the fourth quarter of 2001. The $0.4 million and $1.8 million adjustments for the quarter and six months ended June 30, 2002, respectively, relate primarily to facility leases, and in the six-month period include $0.7 million which relates to severance costs incurred as a result of the Atlas Commerce acquisition and integration. The lease adjustments are indicative of the difficult sublet market that exists for office space in certain markets where the Company currently leases office space. We are actively engaged in marketing the excess office space. For the three and six months ended June 30, 2001, restructuring and asset impairment charges totaled $166.2 million and $167.7 million, respectively, of which, approximately $155.0 million was a second quarter goodwill impairment related to the Tradeum acquisition. The remainder of the 2001 charges related primarily to lease termination and severance costs.

     Amortization of intangibles for the second quarter and six months ended June 30, 2002 totaled approximately $1.1 million and $2.1 million, respectively, which represents the non-cash amortization of deferred costs related to the warrants and Series A preferred stock issued to Microsoft. As of June 30, 2002, the warrants were fully amortized. Also, on June 28, 2002, the Company completed a repurchase of 100% of the Series A preferred stock and warrants (see Note 8 to the consolidated financial statements). Pursuant to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued its amortization of goodwill beginning January 1, 2002. For the same periods last year, amortization of intangibles totaled approximately $39.5 million and $78.8 million, which primarily represents goodwill amortization.

     Net interest expense and other for the three and six-month periods ended June 30, 2002 was approximately $5.9 million and $6.6 million, respectively. Approximately $5.3 million of those amounts related to write-downs of the Company's cost method investments. The remainder of the amounts are comprised of interest expense related to the convertible debt, offset in part by interest and other income. For the three and six-month periods ended June 30, 2001, net interest expense and other was approximately $13.0 million and $22.0 million, respectively. For the three month period, the amount includes approximately $13.1 million of write-downs associated with cost method, equity method and available-for-sale investments. The six-month period includes approximately $23.0 million of similar write-downs, including a realized loss of approximately $2.2 million on a marketable security. The remainder of the amounts consisted primarily of interest expense related to the convertible debt, offset in part by interest and other income.

     Preferred stock dividends and accretion for the three and six months ended June 30, 2002 were approximately $1.9 million and $3.9 million, respectively. For the three and six-month periods ended June 30, 2001, the amounts approximated $1.8 million and $3.7 million, respectively. On June 28, 2002, the Company repurchased 100% of its outstanding Series A 6% convertible redeemable preferred stock. At the time of the repurchase, the carrying value of the preferred stock and the related accumulated dividends was approximately $106.0 million. The Company paid $5.0 million in cash consideration for the preferred shares, resulting in an increase in paid in capital of $101.0 million which is included in income attributable to common shareholders.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, our primary source of liquidity consisted of cash and short-term investments. The majority of such funds are readily available for operating purposes. At June 30, 2002, we had cash, cash equivalents and short-term investments totaling approximately $26.1 million, compared to $50.3 million at December 31, 2001. At June 30, 2002 we had negative working capital of approximately $24.7 million. Excluding deferred revenue of continuing operations, which represents non-cash obligations to provide products or services to customers, working capital at June 30, 2002 was $1.3 million.

     Net cash used in operating activities was approximately $16.2 million for the six months ended June 30, 2002. Net cash used in operating activities consisted primarily of losses from continuing and discontinued operations, changes in deferred revenues, accrued expenses, accrued restructuring, accounts payable, and accounts receivable, offset in part by decreases in prepaid expenses and other assets and non-cash expenses and charges.

     Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2002. Cash provided by investing activities include $2.4 million from the sale of the SMB unit, and $1.5 million from the release of previously restricted funds. Cash used in investing activities included the Company's additional investment for $3.5 million in Converge, shown net of the liquidation proceeds of $0.3 million from the sale of a cost method investment. Capital expenditures and capitalized software costs for the six-month period ended June 30, 2002 were approximately $0.7 million, which consists primarily of capitalized software related to the development of the Verticalnet products.

     Net cash used in financing activities was approximately $8.3 million for the six months ended June 30, 2002. Net cash used in financing activities includes $5.0 million for the repurchase of 100% of the Company's outstanding preferred stock, and approximately $2.1 million toward principal of the BT put and call agreement, as well as $1.7 million of principal payments on capital leases.

     As of June 30, 2002, we have approximately $5.1 million of accrued restructuring costs related to facility leases, $0.4 million of which were assumed as part of the Atlas Commerce acquisition. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities cannot be sublet or the leases early terminated, our contractual lease payments of approximately $11.8 million related to these leases will be due over the respective lease terms in addition to aggregate contractual lease payments of approximately $2.2 million related to facilities we continue to use.

     We have a put and call agreement with British Telecommunications, Plc ("BT") whereby we could purchase their remaining 10% interest in Verticalnet Europe at any time after March 13, 2001 and BT could sell its investment to us at any time after March 13, 2002. In March 2002, we issued 200,000 shares of our common stock to BT with an aggregate value of approximately $1.8 million as a prepayment towards the put/call obligation. BT attempted to sell its remaining interest in Verticalnet Europe to us on April 19, 2002. In May 2002, we paid $3.0 million in cash toward the liability. As of June 30, 2002 11.1 million Euro (approximately $11.1 million) remains unpaid. This amount, including accrued interest, is recorded in current liabilities on the consolidated balance sheet as of June 30, 2002. The Company has been in discussions with BT regarding this unpaid amount.

     Our capital lease obligations of approximately $1.3 million as of June 30, 2002, are payable in the following amounts: $0.7 million, $0.4 million, and $0.2 million during the years ended December 31, 2002, 2003 and 2004, respectively.

     On July 30, 2002, we completed the repurchase of $13.85 million of our 5-1/4% Convertible Subordinated Debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.2 million. The remaining $7.86 million of debentures continue to accrue interest and obligate the Company to make semi-annual interest payments accordingly.

     As of June 30, 2002, there are approximately $1.9 million of scheduled maintenance payments due from Converge under the amended and restated agreements. A failure by Converge to make all or part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) could have an adverse effect on our business, financial condition and operating results.

     During the first six months of 2002, our available cash, cash equivalent and short-term investments resources declined by approximately $24.3 million, principally as a result of continued operating losses, the repurchase of all outstanding Series A preferred stock, and a payment toward the BT put/call agreement. In addition, in July 2002, we used $2.4 million in cash to repurchase a portion of our outstanding debentures. Cash flows from two significant customers, Microsoft and Converge, were instrumental in financing our business during 2001. As of December 31, 2001, the Microsoft contractual arrangements have been terminated and anticipated cash flows under the Converge contractual arrangements have been significantly curtailed (see Note 6 to our consolidated financial statements). As a result, we will become increasingly dependent on generating revenues and operating cash flows from new customers for the remainder of 2002 and beyond.

     We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next three quarters. However, to the extent our current level of liquid assets proves to be insufficient, we may need to obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that our liquid assets will be sufficient to fund our operations or that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

     Should funding not be available on acceptable terms, we may implement additional cost reduction initiatives, including headcount reduction. While such initiatives may enable us to continue to satisfy our short-term obligations and working capital requirements, they may negatively impact our ability to successfully execute our business plan over the longer term.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. Accordingly, there has been no amortization of existing goodwill since December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted and implemented SFAS No. 144 as of January 1, 2002 in conjunction with our accounting for our SMB business.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which is effective for fiscal years beginning after May 15,

2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. We believe the provisions of this Statement will not have a significant impact to the Company.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of the adoption of this Statement on future periods.

FACTORS AFFECTING OUR BUSINESS CONDITION

     WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS AND OBLIGATIONS, WHICH WE MAY NOT BE ABLE TO RAISE OR, EVEN IF WE DO, COULD BE DILUTIVE TO OUR SHAREHOLDERS.

     Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next three quarters, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we are ultimately unable, for any reason, to receive cash payments expected from our customers, in particular scheduled maintenance payments from Converge, Inc, our business, financial condition and results of operations will be materially and adversely affected. We had a put and call agreement with British Telecommunications under which BT attempted to sell its remaining investment in Verticalnet Europe to us in April 2002. BT believes 11.1 million Euro (approximately $11.1 million as of June 30, 2002) remains unpaid related to this obligation. We have no practical ability to use our stock to pay this obligation because our stock price and trading volume have decreased significantly since the agreement was signed. If we have to pay cash for all or a significant portion of this obligation our cash available for operations will be negatively impacted, which would increase our need to obtain additional financing.

     As of August 1, 2002, we have outstanding $7.86 million of our 5-1/4% convertible subordinated debentures that mature in September 2004, with semi-annual interest payments. While we repurchased $13.85 million of outstanding debentures on July 30, 2002 at a substantial discount to face value, if we are unable to repurchase the remaining outstanding debentures at a material discount to face value, then we may not have sufficient cash available to repay them on maturity, unless we raise additional funds.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and shareholders will experience additional dilution. If our stock price remains at low levels, this dilution could be substantial. If we issue new debt or equity securities, they may also have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations adequately, promote our brand identity, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, financial condition and results of operations.

     WE MAY NEVER GENERATE AN OPERATING PROFIT.

     As of June 30, 2002, our accumulated deficit was approximately $1.2 billion. For the six months ended June 30, 2002, we sustained a $15.6 million loss from continuing operations. We expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

     THE REVENUES AND OPERATING RESULTS OF OUR SMB UNIT ARE NO LONGER REPORTED IN THE RESULTS FROM CONTINUING OPERATIONS SINCE JANUARY 1, 2002.

     Our SMB unit is the successor to the Company's original on-line public marketplace business, and at March 15, 2002 employed 67 individuals compared to 164 employed at that date in our enterprise software business. For the year ended December 31, 2001, $90.0 million, or approximately 72% of our overall revenues were generated primarily from sales of storefronts, marketplace managers and advertising on our SMB unit's industry marketplaces. Because the SMB unit has been treated as a discontinued operation since January 1, 2002, we did not report revenues or expenses from the SMB unit for all periods presented as part of our continuing operations prior to the sale of the SMB business on June 28, 2002, and after the sale, will not report any financial performance of the SMB unit. As a result of our sale of the SMB unit, we anticipate that the composition of our reported revenues will change substantially in future periods. Beginning in 2002, we are increasingly dependent on generating revenues from enterprise software licensing and professional services. In the foreseeable future, we may not be able to generate revenues from our continuing operations at the levels we did prior to January 1, 2002, when we included the revenues of the SMB unit in our continuing operations.

     WE MAY HAVE TO AMEND PREVIOUSLY FILED REPORTS WITH RESPECT TO REVENUE AND EXPENSE ITEMS OF OUR DISCONTINUED SMB BUSINESS IF WE CANNOT OTHERWISE RESOLVE COMMENTS WE HAVE RECEIVED FROM THE SEC.

     In connection with our acquisition of Atlas Commerce, Inc., we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as "barter" in accordance with EITF No. 99-17, Accounting for Advertising Barter Transactions. We believe the ultimate resolution of such comments would not change our accumulated deficit at June 30, 2002, although there could be differences in reported quarterly operating results (refer to Note 10 to the consolidated financial statements for additional information). The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations. The SMB business was sold on June 28, 2002, and that business unit is reflected in our financial statements as a discontinued operation for all periods presented which requires that all elements of revenue and expense be netted as a single line item to report net results of discontinued operations. As a result, revenues and expenses of our SMB business are no longer separately presented in our financial statements. We are currently in the process of resolving these matters with the SEC and believe the historical presentations and recognition of revenue and expense for the SMB business are appropriate. If the SEC will not declare the Form S-3 effective without us first revising the historical presentation and recognition of previously reported revenue and expense items of our SMB business, then we will have to amend the reports that are incorporated into the Form S-3.

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

     IF WE CANNOT FURTHER REDUCE OUR EXPENSES, OUR OPERATING RESULTS WILL
SUFFER.

     Our expense reductions and layoffs since January 2001 may not have sufficiently reduced our ongoing operating expenses to a level necessary to achieve operating profits. If we cannot further reduce our expenses, some of which are fixed, including those related to non-cancelable agreements, equipment leases and real estate leases, then our operating results will suffer. In addition, we may not be successful in further identifying and eliminating redundancies within our business, or in streamlining our overall operations as necessary to reduce our expenses.

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

     Our common stock is currently listed on The Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq Small-Cap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders' equity requirements. Continued listing on the Nasdaq Small-Cap Market requires us to maintain $2.5 million in shareholders' equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a 1-for-10 reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00. As of August 12, 2002, our common stock had traded at or above $1.00 for 10 consecutive trading days, although we cannot offer any assurances that it will continue to trade at that level. Our Form 10-Q for the six months ended June 30, 2002 discloses shareholders' equity of approximately $1.0 million, which is below the continued listing requirement of $2.5 million. With the completion of our debenture repurchase on July 30, 2002 and the August 1, 2002 repurchase of common stock issued as consideration for the acquisition of Atlas Commerce, our pro forma shareholders' equity is $12.5 million, although we cannot offer any assurance that our shareholders' equity will remain above the continued listing levels. If we do not regain and maintain compliance with the Nasdaq Small-Cap Market continued listing standards, then our common stock may be delisted from The Nasdaq Stock Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

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

     IF OUR STOCK IS DELISTED FROM THE NASDAQ STOCK MARKET AND OUR SHARE PRICE DECLINES SIGNIFICANTLY, THEN WE MAY BE UNABLE TO LICENSE OUR PRODUCTS AND SELL OUR SERVICES TO PROSPECTIVE OR EXISTING CUSTOMERS

     If our stock is delisted and our share price declines significantly, our prospective and existing customers may lose confidence that we can continue as a viable business to provide the support necessary to further develop the solution and provide ongoing maintenance and consulting services. Prospective and existing customers could consider alternative solutions or significantly reduce the value they are willing to pay for our solution to compensate for the potential added risk to their business. Our ability to meet our revenue goals could be adversely impacted, resulting in further deterioration of the financial condition of the business.

     WE ANTICIPATE LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR SOFTWARE PRODUCTS.

     We anticipate the sales cycles for our enterprise software products to average approximately six to twelve months. We have experienced an increase in the length of sales cycles during 2002. If the economy and the market for technology solutions continues to worsen, then our average sales cycle could become increasingly longer. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

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

     WE MAY ULTIMATELY BE UNABLE TO COMPETE IN THE MARKETS FOR THE PRODUCTS AND SERVICES WE OFFER.

     The markets for our software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the intensity of competition to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

     WE ARE EXPOSED TO RISKS ASSOCIATED WITH DECREASES IN THE FAIR VALUE, OR A COMPLETE LOSS, OF OUR EQUITY INVESTMENTS.

     We may invest in equity instruments of privately-held companies for business and strategic purposes. Such items are included in other investments on our balance sheet. As of June 30, 2002, we held cost method investments of $5.4 million, of which our Converge investment was $4.0 million. In addition, we hold a note receivable from Converge in the amount of $3.5 million. We may never realize any return on our equity interests in Converge or these other entities, or, the note receivable from Converge, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition and operating results. In addition, our quarterly results may be materially reduced if we determine that an impairment in the fair value of one or more of these investments is other than temporary, which would require us to write down or write off the carrying value of those securities. For the six months ended June 30, 2002, we recorded an aggregate of $5.25 million in impairment charges for other than temporary declines in the fair value of several of our cost method, equity method and available-for-sale investments, $3.825 million of which was a write-down of the fair value of our equity investment in Converge.

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

         - goodwill recorded from acquisitions could result in an impairment charge when it is reassessed in future periods;

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

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At July 30, 2002, Internet Capital Group beneficially owned 2,965,660 shares, or approximately 22.9%, of our common stock, which includes 47,862 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

     INTERNET CAPITAL GROUP MAY HAVE TO BUY OR SELL OUR STOCK TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of July 30, 2002, Internet Capital Group's ownership interest in us was 22.9%. Internet Capital Group's total beneficial ownership in us is 4,017,967, or 31.0% of our common stock, because it has an agreement with Safeguard Scientifics that provides it with the right of first refusal to purchase the 1,052,310 shares of our stock that Safeguard owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital

Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock's market price.

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

     SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT OR FUTURE SHAREHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our shareholders or optionholders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of August 1, 2002, the holders of 4,098,011 shares of common stock and warrants to purchase 47,862 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

         - changes in the market valuations of other software or technology companies;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of June 30, 2002, our portfolio of investments included $26.0 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended June 30, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

         We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of June 30, 2002 we hold cost method equity investments of approximately $5.4 million, of which our Converge equity investment is $4.0 million. In addition, we hold a note receivable from Converge in the amount of $3.5 million. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. Since our initial investments, certain of these investments in privately-held companies have become marketable equity securities upon the investees' completion of initial public offerings or the acquisition of the investee by a public company. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. As of June 30, 2002, the fair market value of these marketable equity securities included in short-term and long-term investments was $1.3 million.

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

         On December 4, 2001, a lawsuit was filed against us in the Montgomery County (Pa.) Court of Common Pleas in an action captioned Belcher-Pregmon Commercial Real Estate Co. v. Verticalnet, C.A. No. 01-22968. The suit alleges that the plaintiff is entitled to a broker commission in excess of $0.4 million in connection with our former lease of a building in Horsham, Pa. We have retained counsel to defend against the lawsuit. Our motion to dismiss the lawsuit outright was denied, and we have filed an answer to the action, along with affirmative defenses and a counterclaim against the plaintiff.

         Atlas Commerce filed a lawsuit on June 14, 2001 against a former senior vice president of Atlas Commerce in the Chester County (Pa.) Court of Common Pleas in an action captioned Atlas Commerce U.S., Inc., C.A. No. 01-05017. The lawsuit seeks to recover in excess of $0.6 million in principal and interest in connection with a loan made to the executive. The former executive answered the suit on July 30, 2001 and filed counterclaims against Atlas Commerce asserting breach of an oral agreement. In a related action, the same executive filed a lawsuit on December 7, 2001, against Atlas Commerce in federal district court for the Eastern District of Pennsylvania in an action captioned Barr v. Atlas Commerce U.S., Inc., C.A. No. 01-CV-6129. The suit alleges violation of the federal Age Discrimination and Employment Act, and sought damages in an unspecified amount. On July 29, 2002 the parties entered a global settlement agreement resolving all of the lawsuits. The terms of the settlement agreement are confidential.

         We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      None.

(b)      None.

(c)      None.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      None.

(b)      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      We held our 2002 Annual Meeting of Shareholders on June 5, 2002.

(b)      Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The matters voted upon at the annual meeting, and the result of the vote on each such matter, are set forth below. Note that these share amounts are not effected for the 1:10 reverse split which became effective July 15, 2002.

         1. Election of Directors. The result of the vote tabulated at the meeting for the following three director nominees is set forth as follows, opposite their respective names:

                                                  Number of Shares                    Number of Shares
                 Name                              Voted in Favor                         Withheld
Kevin S. McKay                                        93,531,936                         5,105,216
Howard D. Ross                                        93,368,865                         5,268,287
Mark L. Walsh                                         93,276,190                         5,360,962

         2. Proposal to approve the Verticalnet, Inc. Equity Compensation Plan for Employees (1999). The result of the vote tabulated at the meeting for approval of the aforementioned proposal was as follows:

                 Number of Votes FOR                                  43,638,503
                 Number of Votes AGAINST                               2,959,757
                 Number of Abstentions                                 4,809,854


         3. Proposal to approve the Verticalnet, Inc. 1999 Long Term Incentive Plan. The result of the vote tabulated at the meeting for the approval of the aforementioned proposal was as follows:

                 Number of Votes FOR                                  43,703,803
                 Number of Votes AGAINST                               2,956,478
                 Number of Abstentions                                 4,747,835


         4. Proposal to approve an amendment to the amended and restated articles of incorporation and to permit the Board, at its discretion, at any time prior to the next annual meeting, to effect a reverse split of the common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10. The result of the vote tabulated at the meeting for the approval of the aforementioned proposal was as follows:

                 Number of Votes FOR                                  92,351,143
                 Number of Votes AGAINST                               1,568,716
                 Number of Abstentions                                 4,717,293


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits are filed as part of this Form 10-Q:

       EXHIBIT
       NUMBER                        DESCRIPTION
       ------                        -----------
         10.1     Exchange Agreement, dated as of July 29, 2002, between
                  Verticalnet, Inc. and Alexandra Global Investment Fund I, Ltd.

         10.2     Exchange Agreement, dated July 29, 2002, between Verticalnet,
                  Inc. and ICG Holdings, Inc.

         99.1     Certification by the Chief Executive Officer Relating to a
                  Periodic Report Containing Financial Statements, dated
                  August 14, 2002.

         99.2     Certification by the Chief Financial Officer Relating to a
                  Periodic Report Containing Financial Statements, dated
                  August 14, 2002.


-----------

*        Filed herewith.

         (b) Reports on Form 8-K.

         Form 8-K/A filed May 16, 2002 which amends the Form 8-K filed by the Registrant on April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on August 14, 2002.


                                           VERTICALNET, INC.



                                           By: /s/ Kevin S. McKay
                                               ---------------------------------
                                               Kevin S. McKay
                                               President and Chief Executive
                                               Officer

                                           By: /s/ John A. Milana
                                               ---------------------------------
                                               John A. Milana
                                               Chief Financial Officer