Form 10-Q
period 2002-09-30
VERTICALNET INC
filed 2002-11-08
CIK 1043946

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

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

As of November 7, 2002, 13,678,405 shares of the Registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VERTICALNET, INC.

                                   FORM 10-Q
              (FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002)

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION
  Item 1   Consolidated Financial Statements...........................    3
  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   21
  Item 3   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   36
  Item 4   Controls and Procedures.....................................   37
Part II.  OTHER INFORMATION
  Item 1   Legal Proceedings...........................................   37
  Item 2   Changes in Securities and Use of Proceeds...................   38
  Item 3   Defaults Upon Senior Securities.............................   38
  Item 4   Submission of Matters to a Vote of Security Holders.........   38
  Item 5   Other Information...........................................   38
  Item 6   Exhibits and Reports on Form 8-K............................   39

CERTIFICATIONS.........................................................   41

                               VERTICALNET, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                PRO FORMA
                                                              SEPTEMBER 30,
                                                                  2002        SEPTEMBER 30,   DECEMBER 31,
                                                              (SEE NOTE 16)       2002            2001
                                                              -------------   -------------   ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    11,790     $    11,790    $    50,252
  Accounts receivable, net of allowance for doubtful
    accounts of $1,409 at September 30, 2002 and $101 at
    December 31, 2001.......................................         2,310           2,310            692
  Prepaid expenses and other assets.........................         2,705           2,705          5,958
  Investment held for sale (Note 4).........................         1,850           1,850             --
  Assets held for disposal..................................            --              --         10,319
                                                               -----------     -----------    -----------
    Total current assets....................................        18,655          18,655         67,221
                                                               -----------     -----------    -----------
Property and equipment, net.................................         4,343           4,343          6,896
Goodwill and other intangibles, net of accumulated
  amortization of $25,092 at September 30, 2002 and $24,302
  at December 31, 2001......................................         2,025           2,025         30,410
Long-term investments.......................................            --              --          2,599
Other investments...........................................           706             706         10,831
Other assets................................................         3,315           3,315          7,674
                                                               -----------     -----------    -----------
    Total assets............................................   $    29,044     $    29,044    $   125,631
                                                               ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $       831     $       831    $     3,563
  Accrued expenses..........................................        11,265          11,265         23,707
  Deferred revenues (Note 16)...............................         2,111          21,737         24,381
  Other current liabilities.................................         1,132           1,132         14,949
  Obligation related to investment held for sale (Note 4)...         1,850           1,850             --
  Liabilities held for disposal.............................            --              --         22,279
                                                               -----------     -----------    -----------
    Total current liabilities...............................        17,189          36,815         88,879
                                                               -----------     -----------    -----------
Long-term debt..............................................           233             233            550
Other long-term liabilities.................................            --              --          2,599
Convertible notes...........................................         7,855           7,855         21,705
                                                               -----------     -----------    -----------
    Total liabilities.......................................        25,277          44,903        113,733
                                                               -----------     -----------    -----------
Commitments and contingencies (Notes 2, 14 and 15)
Series A 6.00% convertible redeemable preferred stock, $.01
  par value 250,000 shares authorized, none issued at
  September 30, 2002, and 109,290 shares issued at December
  31, 2001..................................................            --              --        102,180
Put arrangement involving common stock......................            --              --          1,057
Shareholders' equity (deficit):
  Preferred stock $.01 par value, 10,000,000 shares
    authorized, none issued at September 30, 2002 and at
    December 31, 2001.......................................            --              --             --
  Common stock $.01 par value, 100,000,000 shares
    authorized, 13,692,205 shares issued at September 30,
    2002 and 11,300,621 shares issued at December 31,
    2001....................................................           137             137            113
  Additional paid-in capital................................     1,170,541       1,170,541      1,055,351
  Deferred compensation.....................................          (196)           (196)           (98)
  Accumulated other comprehensive loss......................          (721)           (721)          (959)
  Accumulated deficit.......................................    (1,165,189)     (1,184,815)    (1,144,941)
                                                               -----------     -----------    -----------
                                                                     4,572         (15,054)       (90,534)
  Treasury stock at cost, 65,636 shares at September 30,
    2002 and December 31, 2001..............................          (805)           (805)          (805)
                                                               -----------     -----------    -----------
    Total shareholders' equity (deficit)....................         3,767         (15,859)       (91,339)
                                                               -----------     -----------    -----------
    Total liabilities and shareholders' equity (deficit)....   $    29,044     $    29,044    $   125,631
                                                               ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------   --------------------
                                                     2002       2001        2002       2001
                                                   --------   ---------   --------   ---------
                                                       (UNAUDITED)            (UNAUDITED)
REVENUES:
  Software license...............................  $  4,421   $   6,377   $ 15,328   $  19,283
  Services and maintenance.......................     2,163       3,333      5,503       9,514
                                                   --------   ---------   --------   ---------
Total revenues...................................     6,584       9,710     20,831      28,797
COST OF REVENUES:
  Cost of license................................        33         396        398       1,093
  Cost of acquired technology....................       160         587        481       2,462
                                                   --------   ---------   --------   ---------
Cost of software.................................       193         983        879       3,555
Cost of services and maintenance.................     1,275       4,998      4,208      19,853
                                                   --------   ---------   --------   ---------
Total cost of revenues...........................     1,468       5,981      5,087      23,408
Research and development.........................     1,544       7,949      7,901      20,934
Sales and marketing..............................     1,483       5,006      4,682      16,309
General and administrative.......................     1,260       6,089      7,517      20,859
Restructuring and asset impairment charges.......    28,911      12,106     30,677     179,825
Amortization and other intangible expenses.......        --      17,449      2,112      96,276
                                                   --------   ---------   --------   ---------
                                                     34,666      54,580     57,976     357,611
                                                   --------   ---------   --------   ---------
Operating loss...................................   (28,082)    (44,870)   (37,145)   (328,814)
                                                   --------   ---------   --------   ---------
Net interest expense and other...................    (4,513)   (199,781)   (11,072)   (221,777)
                                                   --------   ---------   --------   ---------
Loss from continuing operations..................   (32,595)   (244,651)   (48,217)   (550,591)
DISCONTINUED OPERATIONS:
  Income (loss) from operations of the SMB
     unit........................................        --       4,869      8,508     (79,655)
  Loss on disposal of discontinued operations....        --          --       (165)     (3,903)
                                                   --------   ---------   --------   ---------
Net loss.........................................   (32,595)   (239,782)   (39,874)   (634,149)
Preferred stock dividends and accretion..........        --      (1,867)    (3,861)     (5,528)
Repurchase of convertible preferred stock........        --          --    101,041          --
                                                   --------   ---------   --------   ---------
Income (loss) attributable to common
  shareholders...................................  $(32,595)  $(241,649)  $ 57,306    (639,677)
                                                   ========   =========   ========   =========
BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations.......  $  (2.65)  $  (25.12)  $   4.22   $  (57.81)
  Income (loss) from discontinued operations.....        --        0.49       0.73       (8.28)
  Loss on disposal of discontinued operations....        --          --      (0.01)      (0.40)
                                                   --------   ---------   --------   ---------
  Income (loss) per common share.................  $  (2.65)  $  (24.63)  $   4.94   $  (66.49)
                                                   ========   =========   ========   =========
DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations.......  $  (2.65)  $  (25.12)  $   4.15   $  (57.81)
  Income (loss) from discontinued operations.....        --        0.49       0.72       (8.28)
  Loss on disposal of discontinued operations....        --          --      (0.02)      (0.40)
                                                   --------   ---------   --------   ---------
  Income (loss) per common share.................  $  (2.65)  $  (24.63)  $   4.85   $  (66.49)
                                                   ========   =========   ========   =========
Weighted average common shares outstanding:
  Basic..........................................    12,312       9,813     11,605       9,620
  Diluted........................................    12,312       9,813     11,810       9,620

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              --------    ---------
                                                                   (UNAUDITED)
Net loss....................................................  $(39,874)   $(634,149)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     7,338      119,499
  Goodwill and intangible asset impairment..................    27,507      155,035
  Write-down related to cost method investments, equity
    method, and available-for-sale investments..............    11,340      218,558
  Other noncash charges.....................................     1,647       68,837
  Loss (gain) on disposal of property and equipment.........       (83)         286
  Loss from equity method investments.......................        --        2,312
  Loss on disposal of discontinued operations...............       165        3,903
  Net loss on investments...................................        --        2,188
  Gain on BT settlement.....................................    (4,804)          --
  Inducement expense related to repurchase of convertible
    debt....................................................     2,868           --
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable.......................................      (908)      28,440
  Prepaid expenses and other assets.........................     8,056       10,644
  Accounts payable..........................................    (1,599)      (1,017)
  Accrued restructuring charge expenses.....................    (1,530)       7,946
  Other accrued expenses....................................   (12,438)     (50,847)
  Deferred revenues.........................................   (20,315)      (2,902)
                                                              --------    ---------
    Net cash used in operating activities...................   (22,630)     (71,267)
                                                              --------    ---------
Investing activities:
  Acquisitions, net of cash acquired........................        --      (24,601)
  Purchase of cost and equity method investments, net of
    liquidation proceeds....................................    (2,959)      (2,959)
  Proceeds from sale and redemption of available-for-sale
    investments.............................................     1,850       21,025
  Proceeds from sale of SMB business........................     2,350           --
  Restricted cash...........................................     1,811        6,979
  Proceeds from sale of assets..............................       406          425
  Capital expenditures......................................      (780)     (14,759)
                                                              --------    ---------
    Net cash provided by (used in) investing activities.....     2,678      (13,890)
                                                              --------    ---------
Financing activities:
  Payments to repurchase convertible redeemable preferred
    stock...................................................    (5,000)          --
  Payments to settle BT put and call obligation.............    (8,374)          --
  Payment to repurchase convertible note....................    (2,393)          --
  Settlement of put arrangement involving common stock......    (1,015)          --
  Principal payments on long-term debt and obligations under
    capital leases..........................................    (2,146)      (2,170)
  Proceeds from issuance of common stock....................        --       15,000
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................       418        1,133
                                                              --------    ---------
    Net cash provided by (used in) financing activities.....   (18,510)      13,963
                                                              --------    ---------
Net decrease in cash........................................   (38,462)     (71,194)
Cash and cash equivalents -- beginning of period............    50,252      123,803
                                                              --------    ---------
Cash and cash equivalents -- end of period..................  $ 11,790    $  52,609
                                                              ========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  2,206    $   1,324
                                                              ========    =========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock as consideration for
    acquisitions............................................  $     --    $  21,290
  Preferred dividends.......................................     3,861        5,528
  Issuance of common stock in settlement of BT obligation...     2,955           --
  Issuance of common stock to repurchase convertible debt...       762           --
  Equipment acquired under capital leases...................        --          741

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------   --------------------
                                                     2002       2001        2002       2001
                                                   --------   ---------   --------   ---------
                                                       (UNAUDITED)            (UNAUDITED)
Net loss.........................................  $(32,595)  $(239,782)  $(39,874)  $(634,149)
Unrealized gain on forward sale..................       777       1,536      2,030      21,844
Foreign currency translation adjustment..........       184       1,142        246        (375)
Unrealized loss on investments:
  Unrealized loss................................      (829)     (1,687)    (2,038)    (20,098)
  Reclassification adjustment for loss included
     in net loss.................................        --          --         --      10,545
                                                   --------   ---------   --------   ---------
Comprehensive loss...............................  $(32,463)  $(238,791)  $(39,636)  $(622,233)
                                                   ========   =========   ========   =========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                              COMMON STOCK     ADDITIONAL                      OTHER                                    TOTAL
                             ---------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   TREASURY   SHAREHOLDERS'
                             SHARES   AMOUNT    CAPITAL     COMPENSATION       LOSS          DEFICIT      STOCK        DEFICIT
                             ------   ------   ----------   ------------   -------------   -----------   --------   -------------
                                                                         (UNAUDITED)
Balance, December 31,
  2001.....................  11,301    $113    $1,055,351      $ (98)          $(959)      $(1,144,941)   $(805)      $(91,339)
Series A 6.00% convertible
  redeemable preferred
  stock dividends accrued
  and accretion............      --      --        (3,861)        --              --                --       --         (3,861)
Exercise and acceleration
  of options...............     138       1           414         --              --                --       --            415
Shares issued through
  employee stock purchase
  plan.....................      18      --            46         --              --                --       --             46
Repurchase of convertible
  redeemable preferred
  stock and warrants (Note
  9).......................      --      --       101,041         --              --                --       --        101,041
Shared issued to settle BT
  put and call obligation
  (Note 6).................   1,200      12         2,943         --              --                --       --          2,955
Repurchase of convertible
  debt (Note 12)...........   1,271      13        14,344         --              --                --       --         14,357
Settlement of put
  arrangement involving
  common stock (Note 11)...    (236)     (2)           45         --              --                --       --             43
Unearned compensation......      --      --           218       (218)             --                --       --             --
Amortization of unearned
  compensation.............      --      --            --        120              --                --       --            120
Net loss...................      --      --            --         --              --           (39,874)      --        (39,874)
Other comprehensive
  income...................      --      --            --         --             238                --       --            238
                             ------    ----    ----------      -----           -----       -----------    -----       --------
Balance, September 30, 2002
  (unaudited)..............  13,692    $137    $1,170,541      $(196)          $(721)      $(1,184,815)   $(805)      $(15,859)
                             ======    ====    ==========      =====           =====       ===========    =====       ========

          See accompanying notes to consolidated financial statements.

                               VERTICALNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BACKGROUND AND BASIS OF PRESENTATION

  Description of the Company

     Verticalnet, Inc. was incorporated in Pennsylvania on July 28, 1995. We are a provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform.

     On February 13, 2002, we announced our intention to sell the Small/Medium Business ("SMB") unit (formerly referred to as Verticalnet Markets). We completed the sale of the SMB group on June 28, 2002. The SMB group operated and managed 59 industry-specific on-line marketplaces. The operating results of this unit through June 28, 2002 have been reflected as discontinued operations in our consolidated financial statements. The assets and liabilities of this unit at December 31, 2001 are reflected as held for disposal in our consolidated balance sheet.

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges ("NECX") business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit through January 31, 2001 are reflected as a discontinued operation in our consolidated financial statements.

     Our consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and our cash flows for the nine months ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     As we have completed our transformation to a software business, we have reclassified the statement of operations to present our results on a basis comparable with other companies in the software industry. Reclassifications include the systematic allocation of certain overhead expenses, such as facilities, infrastructure and depreciation, from general and administrative to other expense categories in the statement of operations based on the relative benefits provided to each applicable business function. All prior period information has been reclassified to conform with the current period's presentation.

     On July 15, 2002, the Company effected a 1-for-10 reverse stock split of its common stock. All references to shares, share prices and per share amounts have been adjusted for this reverse split.

  Revenue Recognition

     Revenues from software licensing and related services are accounted for under Statement of Position (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," and related guidance in the form of technical questions and answers published by the American Institute of Certified Public Accountants' task force on software revenue recognition. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is recognized upon delivery of the software products or ratably over a contractual period if unspecified software products are to be delivered during that period. Revenue allocated to hosting and maintenance services is recognized ratably over the

                               VERTICALNET, INC.

contract term and revenue allocated to professional services is recognized as the services are performed. For certain agreements where the professional services provided are essential to the functionality of the software or are for significant production, modification or customization of the software products, both the software product revenue and service revenue are recognized on a straight-line basis or in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

  Adoption of New Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Accordingly, there has been no amortization of goodwill since December 31, 2001. During the three months ended September 30, 2002, we completed a goodwill impairment test as of September 30, 2002 under SFAS No. 142. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. For purposes of this test, we did not consider the market capitalization of the company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Accordingly, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded a goodwill impairment charge of approximately $27.5 million. Of this amount, approximately $21.5 million relates to the December 28, 2001 acquisition of Atlas Commerce, Inc. ("Atlas Commerce") and approximately $6.0 million relates to the Company's acquisition of Isadra in August 1999.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted and implemented SFAS No. 144 as of January 1, 2002 in conjunction with our accounting for our SMB unit.

     In November 2001, the FASB issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The FASB staff believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance was to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods were to be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from

                               VERTICALNET, INC.

Extinguishment of Debt," applies to a transaction entered into by our Company for the quarter ended September 30, 2002. SFAS No. 4 required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective beginning January 1, 2003, however, the Company has elected to early adopt the provisions of SFAS No.
145. During the third quarter, in connection with the settlement of obligations involving British Telecommunications Plc. ("BT"), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30 and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included in net interest expense and other within income from continuing operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2002 (see Note 6 to the consolidated financial statements).

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of the adoption of this Statement on future periods.

(2) LIQUIDITY

     During the first nine months of 2002, cash and cash equivalents declined by $38.5 million, principally as a result of operating losses and the various actions taken by the Company to restructure its balance sheet. Cash flows from two significant customers, Microsoft and Converge, Inc. ("Converge"), were instrumental in financing our business during 2001. As of December 31, 2001, the Microsoft contractual arrangements have been terminated and anticipated cash flows under the Converge contractual arrangements have been significantly curtailed. For the nine months ended September 30, 2002, the Company received cash payments from Converge totaling $10.5 million and expects to receive approximately $0.2 million during the fourth quarter. Based on our most recent projections, we believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our operations and capital expenditures through March 31, 2003. Any projection of our cash needs and cash flows beyond the next two quarters is inherently subject to uncertainty.

     We believe that under the current climate for the economy and the technology sector, it will be extremely difficult for us to obtain additional financing. Consequently, we are actively exploring alternatives to preserving value for our creditors and shareholders, which may include a sale of all or part of the Company or a reorganization or liquidation of the Company. We have retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. A sale, reorganization or liquidation of the Company could result in the triggering of certain severance and third-party obligations, which could be substantial.

     If it would enhance our ability to sell all or part of the Company or provide economic or other benefit in a reorganization or liquidation, we may attempt to settle outstanding non-cancelable lease obligations and/or the Company's outstanding convertible notes. If successful, our financial resources and the related period during which the Company can expect to operate will be reduced.

(3) DISCONTINUED OPERATIONS

     On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. In consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional

                               VERTICALNET, INC.

$6.5 million based on a four-year performance-based earn-out provision. We recorded a loss on disposal of approximately $0.2 million in the nine months ended September 30, 2002 for the sale of the SMB unit.

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

     Revenues and losses from this discontinued operation are as follows (also refer to Note 14, Commitments and Contingencies, regarding the presentation of revenue and expenses under certain transactions that are the subject of comments received from the SEC in connection with a recent filing on Form S-3):

                                                            THREE MONTHS
                                                               ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                          ----------------    -------------------
                                                          2002      2001       2002        2001
                                                          -----    -------    -------    --------
                                                                     (IN THOUSANDS)
E-enablement, e-commerce, advertising and other
  revenues..............................................  $  --    $22,243    $21,094    $ 73,411
Income (loss) from discontinued operations..............     --      4,869      8,508     (79,655)
Loss on disposal of discontinued operations.............     --         --       (165)         --

     The assets and liabilities of the SMB unit as of December 31, 2001 are as follows (in thousands):

Current assets..............................................   $ 5,368
Property and equipment, net.................................     4,525
Intangible assets...........................................       365
Other non-current assets....................................        61
                                                               -------
Total assets................................................   $10,319
                                                               =======
Deferred revenue............................................    20,102
Other liabilities...........................................     2,177
                                                               -------
Total liabilities...........................................   $22,279
                                                               =======

     Accounts receivable of approximately $0.5 million and current liabilities of approximately $1.6 million of the SMB unit were reclassified during the quarter ended June 30, 2002 out of assets and liabilities held for disposal, as these assets and liabilities were not included in the sale of the SMB unit.

     The income from discontinued operations for the three and nine months ended September 30, 2002 includes $0, and $0.3 million in restructuring charges, respectively. For the three and nine months ending September 30, 2001, the income (loss) from discontinued operations includes $2.9 million and $61.5 million in restructuring charges, respectively.

  Microsoft Relationship

     On March 29, 2000, we entered into a commercial arrangement with Microsoft (the "Original Microsoft Agreement"), which was terminated and replaced on April 26, 2001 (the "New Microsoft Agreement"). Collectively, under the Original and New Microsoft Agreements, during the nine months ended September 30, 2002 we recognized approximately $16.9 million in e-enablement and advertising revenue and $0 of expense for advertising, software licensing and support. No revenue or expense was recognized by the Company related to the Original and New Microsoft Agreements during the three months ended September 30, 2002. For the three and nine months ended September 30, 2001, we recognized approximately $17.2 million and $45.7 million, respectively, in e-enablement and advertising revenue and $0 and $8.9 million, respectively, of expense for advertising, software licensing and support. Revenues and expenses recognized under these agreements are presented in income (loss) from operations of the SMB business.

                               VERTICALNET, INC.

(4) INVESTMENTS

  Available-For-Sale

     As of September 30, 2002 and December 31, 2001, we have short-term available-for-sale investments of approximately $1.9 million and $0, respectively. This represents the net realizable value of our investment in Converge based upon an agreement the Company entered into on September 30, 2002 (as discussed below in Cost Method and Other Investments). Our investment in Ariba, Inc. ("Ariba") common stock of approximately $0.6 million at September 30, 2002 is included in prepaid expenses and other assets commensurate with a forward sale agreement of our Ariba shares, which expires in June of 2003. During the nine months ended September 30, 2001, we recognized an impairment charge, included in net interest expense and other, of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

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

  Cost Method and Other Investments

     At September 30, 2002 and December 31, 2001, cost and equity method investments were approximately $0.7 million and $10.8 million, respectively.

     On September 30, 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. ("VNI"), entered into an agreement with another investor of Converge to sell all of the Company's equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. The cash received is recorded in the September 30, 2002 cash and cash equivalents balance, with a corresponding liability shown on the balance sheet as "obligation related to investment held for sale." The second closing is expected to occur during the quarter ending December 31, 2002. Under the terms of the agreement, at the second closing, the Company is expected to transfer to the buyer all of the outstanding capital stock of VNI, which owns all of the Company's remaining equity interest in Converge. If the Company is not able to transfer the stock of VNI in accordance with the agreement, then the buyer has the right to require VNI to transfer the remaining Converge equity interests to the buyer and the Company will be required to refund approximately $0.1 million of cash consideration to the buyer.

     In connection with the agreement to sell the investment, the Company recorded an impairment charge of $5.7 million in the three months ended September 30, 2002 to write-down the investment to net realizable value. For the nine months ended September 30, 2002, we recorded impairment charges of $9.5 million related to our total Converge investment, which includes the $3.5 million invested by the Company during February 2002 (see the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 for additional information). These impairment charges are included in net interest expense and other. The Converge investment was valued at $7.8 million at December 31, 2001. At September 30, 2002, the carrying value of the Converge investment of $1.9 million is reflected as an investment held for

                               VERTICALNET, INC.

sale. During the three and nine months ended September 30, 2001, we recorded an impairment charge of $195.4 million to our Converge investment, based upon an independent valuation.

     During the three months and nine months ended September 30, 2002, we recorded additional impairment charges of approximately $0.5 million and $1.9 million, respectively, for other than temporary declines in the fair values of our other cost method investments. These impairment charges are included in net interest expense and other. During the three and nine months ended September 30, 2001, we recorded impairment charges of approximately $1.2 million and $10.8 million respectively, which are included in net interest expense and other, for other than temporary declines in the fair values of our other cost method investments. Additionally, for our equity method investments, we recorded impairment charges of approximately $1.1 million and $1.8 million for the three and nine months ended September 30, 2001, respectively.

     During the three and nine months ended September 30, 2002, we sold a cost method investment for proceeds of approximately $0.2 million. The realized gain of approximately $35,000 is included in net interest expense and other.

(5) GOODWILL AND OTHER INTANGIBLES

     We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of the Statement, we ceased amortization of goodwill as of January 1, 2002. The following table provides a reconciliation of reported income (loss) attributable to common shareholders for the three and nine months ended September 30, 2002 and 2001 to the adjusted loss attributable to common shareholders excluding amortization expense relating to goodwill and assembled workforce:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   ---------   -------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported income (loss) attributable to common
  shareholders.....................................  $(32,595)  $(241,649)  $57,306   $(639,677)
Add back: Goodwill and assembled workforce
  Amortization.....................................        --      16,393        --      93,538
                                                     --------   ---------   -------   ---------
Adjusted income (loss) attributable to common
  shareholders.....................................  $(32,595)  $(225,256)  $57,306   $(546,139)
                                                     ========   =========   =======   =========
Basic income (loss) per common share:
  Reported income (loss) attributable to common
     shareholders..................................  $  (2.65)  $  (24.63)  $  4.94   $  (66.49)
  Goodwill and assembled workforce amortization....        --        1.68        --        9.72
                                                     --------   ---------   -------   ---------
Adjusted income (loss) attributable to common
  shareholders.....................................  $  (2.65)  $  (22.95)  $  4.94   $  (56.77)
                                                     ========   =========   =======   =========
Diluted income (loss) per common share:
  Reported loss attributable to common
     shareholders..................................  $  (2.65)  $  (24.63)  $  4.85   $  (66.49)
  Goodwill and assembled workforce amortization....        --        1.68        --        9.72
                                                     --------   ---------   -------   ---------
Adjusted income (loss) attributable to common
  shareholders.....................................  $  (2.65)  $  (22.95)  $  4.85   $  (56.77)
                                                     ========   =========   =======   =========

     We performed a goodwill impairment test as of September 30, 2002 under SFAS No. 142. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. For purposes of this test, we did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Accordingly, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize from the sale of the assets of the business. As a result of this test,

                               VERTICALNET, INC.

the Company recorded a goodwill impairment charge of approximately $27.5 million. Of this amount, approximately $21.5 million relates to the December 28, 2001 acquisition of Atlas Commerce and approximately $6.0 million relates to the Company's acquisition of Isadra in August 1999.

     The following table reflects the components of amortizable intangible assets:

                                                          SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                        -----------------------   -----------------------
                                                         GROSS                     GROSS
                                                        CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                                        --------   ------------   --------   ------------
                                                                         (IN THOUSANDS)
Amortizable intangible assets:
  Existing technology.................................   $4,025       $2,581       $4,025       $2,100
  Customer contracts..................................      890          309          890           --
                                                         ------       ------       ------       ------
                                                         $4,915       $2,890       $4,915       $2,100
                                                         ======       ======       ======       ======

     The carrying amount of goodwill at September 30, 2002 is $0. For the three and nine months ended September 30, 2002, amortization expense on intangible assets, excluding goodwill and warrant amortization, was $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2001, we recognized $0.6 million and $2.5 million, respectively, in amortization expense on intangible assets, excluding goodwill.

     The following sets forth the estimated remaining amortization expense on intangible assets for the fiscal years ending in December 31:

                                                              (IN THOUSANDS)
2002........................................................       $225
2003........................................................        900
2004........................................................        900

(6) OTHER CURRENT LIABILITIES

     On September 12, 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the "BV Shares"), for consideration of $6.5 million in cash and 1,000,000 shares of Verticalnet common stock valued at $1.2 million (200,000 shares were previously issued and $3.0 million in cash was previously paid in 2002 as partial payments toward the obligation). In connection with this settlement, the put and call agreement between Verticalnet and BT was terminated, as well as BT's put right under this agreement that would have required us to repurchase the BV Shares. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation that is included in current liabilities on the consolidated balance sheet as of December 31, 2001. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. The gain is included in net interest expense and other in the consolidated income statement for the three and nine months ended September 30, 2002. At December 31, 2001, the fair value of the put and call liability was approximately $13.6 million and is included in other current liabilities on the consolidated balance sheet.

(7) STRATEGIC RELATIONSHIP

     The Company and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. As of May 2002, all license payments have been received and the remaining deferred license revenue will be recognized on a straight-line basis through December 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced Converge's aggregate obligation by $0.5 million. The expected contractual

                               VERTICALNET, INC.

maintenance payments under the new agreements plus the remaining deferred revenue under the original agreements were to be recognized on a straight-line basis through December 2003. From January 1, 2002 through September 30, 2002, we have received approximately $10.4 million from Converge for license fees and maintenance services. In August 2002, Converge notified the Company that they would not be paying the remaining maintenance amounts through December 2002 according to the first amendment to the maintenance and support agreement. They proposed an amended payment schedule that extended the payments terms through October 2006 for the remaining $1.8 million due. We believe a significant risk exists related to the remaining $1.8 million due through December 31, 2002 under the existing agreements. Therefore, due to the risk of non-collection of all or a portion of the remaining amounts due, the Company is recognizing maintenance revenue from the Converge contract on a cash basis beginning in August 2002. To the extent that all or a portion of the $1.8 million is not collected, revenue recognized through December 31, 2003 will be adversely affected by such shortfall. However, as amounts through May 2002 under this agreement were recorded as deferred revenue when invoiced, the Company does not expect to recognize any asset impairments associated with non-collection of all or a portion of the amounts due. Additionally, effective August 2002, the monthly maintenance amounts billed, net of any related collections, are fully reserved in the allowance for doubtful accounts.

     Below are the contractual payments, including revisions, either made or still due from Converge under the revised terms of the agreements:

                                        REMAINING                                                           REMAINING
                                       CONTRACTUAL       ADJUSTMENTS DUE TO     CASH RECEIVED DURING       CONTRACTUAL
                                     PAYMENTS AS OF         FEBRUARY 2002       THE NINE MONTHS ENDED     PAYMENTS AS OF
                                    DECEMBER 31, 2001   CONTRACTUAL REVISIONS    SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                    -----------------   ---------------------   ---------------------   ------------------
                                                                        (IN THOUSANDS)
Subscription license..............       $ 9,000                $  --                 $ (9,000)               $   --
Maintenance and support...........         3,750                 (500)                  (1,459)                1,791
                                         -------                -----                 --------                ------
                                         $12,750                $(500)                $(10,459)               $1,791
                                         =======                =====                 ========                ======

     During the three and nine months ended September 30, 2002, we recognized revenues of approximately $4.1 million, and $13.7 million, respectively, under the Converge agreements. For the three and nine months ended September 30, 2001, revenues of approximately $9.0 million and $23.7 million, respectively, were recognized under the Converge agreements. Deferred revenue related to the Converge agreements is approximately $20.5 million at September 30, 2002.

     See Note 16 to the consolidated financial statements regarding the subsequent amendment to the Converge license agreement.

(8) RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

     During the year ended December 31, 2001, we announced and implemented several strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. As a result of these restructuring initiatives we recorded a separate restructuring and asset impairment charge in each of the four quarters of 2001. The aggregate remaining restructuring accrual at September 30, 2002 of approximately $5.6 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

                               VERTICALNET, INC.

     The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the nine months ended September 30, 2002:

                                                           RESTRUCTURING                            RESTRUCTURING
                                                            ACCRUAL AT                               ACCRUAL AT
                                                           DECEMBER 31,      CASH                   SEPTEMBER 30,
                                                               2001        PAYMENTS   ADJUSTMENTS       2002
                                                           -------------   --------   -----------   -------------
                                                                               (IN THOUSANDS)
Lease termination costs..................................     $4,763       $(2,135)     $2,827         $5,455
Employee severance and related benefits..................      2,294        (2,820)        623             97
Other exit costs.........................................         25            (3)        (22)            --
                                                              ------       -------      ------         ------
                                                              $7,082       $(4,958)     $3,428         $5,552
                                                              ======       =======      ======         ======

     During the three and nine months ended September 30, 2002, we recorded adjustments of approximately $1.4 million and $2.8 million, respectively, related to lease termination costs and $0 and $0.6 million, respectively, related to employee termination benefits and other exit costs, due to changes in estimates. For the three and nine months ended September 30, 2002, these adjustments included $0 and $0.2 million, respectively, of lease termination costs reflected in income (loss) from discontinued operations. During the three and nine months ended September 30, 2002, the remaining $1.4 million and $3.2 million, respectively, of expenses are recorded in restructuring and asset impairment charges in the consolidated statements of operations.

     The amount accrued at September 30, 2002 for lease termination costs relates to three leases for office facilities and one capital lease for excess equipment that have not yet been terminated. The accrual represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amounts to be paid to terminate the lease contracts before the end of their terms.

     The amount accrued at September 30, 2002 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reductions in workforce.

     During the three and nine months ended September 30, 2001, we recorded restructuring and asset impairment charges of approximately $15.0 million and $241.4 million, respectively. For the three months ended September 30, 2001, this charge related to lease termination costs, employee termination benefits, asset disposals, and other exit costs. For the nine months ended September 30, 2001, this charge included an impairment of $202.1 million of identifiable assets and goodwill in accordance with SFAS No. 121, and $39.3 million for lease termination costs, employee termination benefits, and asset disposals. For the three and nine month periods ended September 30, 2001, these charges included $12.1 million and $179.8 million, respectively, in restructuring and asset impairment charges in loss from continuing operations, and $2.9 million and $61.6 million, respectively, included in loss from discontinued operations of the SMB unit.

(9) PREFERRED STOCK

     On June 28, 2002, we completed the repurchase of all of our outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and agreed to the cancellation of a common stock purchase warrant, dated April 7, 2000. The difference between the carrying amount and the amount paid in the repurchase of approximately $101.0 million is recorded in additional paid in capital and included in income attributable to common shareholders for the nine months ended September 30, 2002.

(10) REVERSE STOCK SPLIT

     On July 1, 2002 the Company announced that its Board of Directors had approved a 1-for-10 reverse stock split effective with the commencement of trading on July 15, 2002. Previously, on June 5, 2002, the Company's shareholders authorized the Board of Directors to effect a reverse stock split in the range of 1:5 to 1:10, with the specific exchange rate to be determined at the discretion of the Board of Directors.

                               VERTICALNET, INC.

(11) PUT LIABILITY

     On August 1, 2002, the Company completed the repurchase of 235,981 shares of common stock from former holders of Atlas Commerce common shares under the terms of a put agreement. The put was entered into in connection with the acquisition of Atlas Commerce on December 28, 2001. The aggregate purchase price for the put shares was $1.0 million. These shares were retired upon repurchase. The effect of this transaction and the expiration of the put terms for the unexercised portion are reflected in the consolidated balance sheet as of September 30, 2002.

(12) REPURCHASE OF CONVERTIBLE DEBENTURES

     On July 30, 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, we recognized a charge of $0.2 million for deferred debt offering costs attributable to the portion of debt repurchased. The Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt." This charge is included in net interest expense and other in the consolidated statement of operations for the three and nine-month periods ended September 30, 2002. The net effect on shareholders' equity was an increase of $11.5 million.

     This transaction was completed, under the same terms and conditions, with two separate bondholders -- one, a third party unaffiliated bondholder, and the other, a subsidiary of a principal shareholder of the company -- Internet Capital Group.

(13) INCOME (LOSS) PER SHARE

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

                               VERTICALNET, INC.

     The following table sets forth the computation of net income (loss) per common share:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    --------------------   --------------------
                                                      2002       2001        2002       2001
                                                    --------   ---------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations...................  $(32,595)  $(244,651)  $(48,217)  $(550,591)
Less: Series A convertible redeemable preferred
  stock dividends and accretion...................        --      (1,867)    (3,861)     (5,528)
Add: Repurchase of preferred stock................        --          --    101,041          --
                                                    --------   ---------   --------   ---------
Income (loss) from continuing operations
  attributable to common shareholders.............   (32,595)   (246,518)    48,963    (556,119)
Income (loss) from discontinued operations........        --       4,869      8,508     (79,655)
Loss on disposal of discontinued operations.......        --          --       (165)     (3,903)
                                                    --------   ---------   --------   ---------
Net income (loss) attributable to common
  shareholders....................................  $(32,595)  $(241,649)  $ 57,306   $(639,677)
                                                    ========   =========   ========   =========
Basic income (loss) per common share:
  Income (loss) from continuing operations........  $  (2.65)  $  (25.12)  $   4.22   $  (57.81)
  Income (loss) from discontinued operations......        --        0.49       0.73       (8.28)
  Loss on disposal of discontinued operations.....        --          --      (0.01)      (0.40)
                                                    --------   ---------   --------   ---------
  Income (loss) per common share..................  $  (2.65)  $  (24.63)  $   4.94   $  (66.49)
                                                    ========   =========   ========   =========
Diluted income (loss) per common share:
  Income (loss) from continuing operations........  $  (2.65)  $  (25.12)  $   4.15   $  (57.81)
  Income (loss) from discontinued operations......        --        0.49       0.72       (8.28)
  Loss on disposal of discontinued operations.....        --          --      (0.02)      (0.40)
                                                    --------   ---------   --------   ---------
  Income (loss) per common share..................  $  (2.65)  $  (24.63)  $   4.85   $  (66.49)
                                                    ========   =========   ========   =========

(14) COMMITMENTS AND CONTINGENCIES

     We have entered into non-cancelable obligations with service providers. Under these agreements, our remaining commitments for the fiscal years ending December 31 are as follows (in thousands):

2002........................................................   $89
2003........................................................    50

     Future minimum lease payments remaining under our facility leases for the fiscal years ending December 31 are as follows (in thousands):

2002........................................................   $  687
2003........................................................    2,725
2004........................................................    2,565
2005........................................................    2,002
2006........................................................    1,655
Thereafter..................................................    3,597

     These future minimum lease payments include all facility leases for which we are contractually committed to make payments. We are in the process of negotiating sublease arrangements and/or terminations of certain facility leases, which

                               VERTICALNET, INC.

represent approximately $11.1 million of these obligations. We currently estimate the remaining termination costs of these leases, along with one capital lease, to be approximately $5.8 million, which are included in accrued expenses.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as "barter" in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions." During the nine-month periods ended September 30, 2002 and 2001, we recognized advertising revenues under the subject agreement of $0 and $5.0 million, respectively. During the same periods, we recognized advertising expenses of $0 and $7.8 million, respectively. From inception of the agreement through completion, we recorded advertising revenues of $22.2 million and advertising expenses of $19.3 million. We believe the ultimate resolution of such comments would not change our accumulated deficit at September 30, 2002, although there could be differences in reported quarterly operating results. For the nine-month periods ended September 30, 2002 and 2001, these differences are estimated to be $0 and a reduction of net reported expense of $5.7 million, respectively. The consolidated balance sheets as of September 30, 2002 and December 31, 2001 do not include any assets or liabilities associated with advertising activities under the subject agreement. We further believe that the cash flows from operations for the nine-month periods ended September 30, 2002 and 2001 would be unaffected by any potential change in presentation.

     Additionally, there were certain other "barter" transactions recognized by the Company in accordance with EITF No. 99-17 which could be impacted by the comments provided by the SEC as noted above. The Company is currently evaluating the impact that a change in presentation would have should such change be required. We believe that any change in presentation or recognition of revenues and expenses for these transactions would not result in a change to our accumulated deficit at September 30, 2002.

     During February 2002, the Company announced its intention to sell its SMB unit. Accordingly, that business unit is reflected in our financial statements as a discontinued operation for all periods presented. Such presentation requires that all elements of revenue and expense of the SMB unit be netted as a single line item to report net results of discontinued operations. As a result, we believe that any potential change in the presentation or recognition of revenues and expenses under "barter" arrangements would have an immaterial effect on the presentation of our statements of operations. The SMB unit was sold on June 28, 2002.

     On October 19, 2002, the Company filed its response to the matters raised by the SEC and is awaiting response from the SEC. We are currently in the process of resolving these matters with the SEC and believe the historical classifications of revenue and expense for the SMB unit are appropriate. As of the date of this filing, we cannot provide assurance, however, that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the Form S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

(15) LITIGATION

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the initial public offering of our common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and
Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect

                               VERTICALNET, INC.

to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust
v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed "master allegations" that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

     On December 4, 2001, a lawsuit was filed against us in the Montgomery County (Pa.) Court of Common Pleas in an action captioned Belcher-Pregmon Commercial Real Estate Co. v. Verticalnet, C.A. No. 01-22968. The suit alleges that the plaintiff is entitled to a broker commission in excess of $0.4 million in connection with our former lease of a building in Horsham, Pa. We have retained counsel to defend against the lawsuit. Our motion to dismiss the lawsuit outright was denied, and we have filed an answer to the complaint, along with affirmative defenses and a counterclaim against the plaintiff.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(16) SUBSEQUENT EVENTS

     In October 2002, we retained US Bancorp Piper Jaffray, an investment banker, to pursue the potential sale of the Company.

     On November 4, 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminates the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the agreement. As there remains no further obligations by Verticalnet under the license agreement with Converge, the deferred license revenue balance of $19.6 million as of September 30, 2002, will be recognized during the fourth quarter of 2002. As all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized would not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge. The pro forma balance sheet as of September 30, 2002 gives effect to the recognition of the deferred revenue related to the Converge license fee.

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

OVERVIEW

     Verticalnet, through its subsidiaries, is a provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform. With our completion of the acquisition of Atlas Commerce in December 2001 and the June 2002 sale of our Small/Medium Business ("SMB") unit that operated and managed 59 industry-specific on-line marketplaces, we have completed a business transformation from our origins as an operator of on-line public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers.

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

     Significant management actions were taken since the beginning of 2001 to complete the transformation from an operator of on-line public vertical communities to an enterprise software company. These actions are itemized below:

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

     - On October 9, 2001, we restructured the Converge license and services agreements as Converge changed strategic direction;

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

     - On June 28, 2002, we completed the sale of certain of the assets of the SMB unit to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet, Inc.; and

     - Also on June 28, 2002, the Company completed the repurchase of all of its outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and agreed to the cancellation of a common stock purchase warrant, dated April 7, 2000. The effect of the transaction was a net increase to shareholders' equity of $101.0 million.

     With our transformation to an enterprise software business model complete, management has taken other significant actions since the second quarter of 2002 to restructure our balance sheet and improve the financial viability of our business:

     - On July 1, 2002 the Company announced that its Board of Directors had approved a 1-for-10 reverse stock split effective with the commencement of trading on July 15, 2002. Previously, on June 5, 2002, the Company's shareholders authorized the Board of Directors to effect a reverse stock split in the range of 1:5 to 1:10, with the specific exchange rate to be determined at the discretion of the Board of Directors.

     - On July 30, 2002, we completed the repurchase of $13.85 million of its 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, we also recognized a charge of $0.2 million for deferred debt offering costs attributable to the portion of debt repurchased. In connection with the repurchase, the Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt." The net effect on shareholders' equity was an increase of $11.5 million.

     - On August 1, 2002, the Company completed the repurchase of 235,981 shares of common stock from former holders of Atlas Commerce common shares under the terms of a put that they had the right to exercise through

       July 29, 2002. The put was entered into in connection with the acquisition of Atlas Commerce on December 28, 2001. The aggregate purchase price for the put shares was $1.0 million.

     - On September 12, 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the "BV Shares"), for consideration of $6.5 million in cash and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. ("BT) was terminated, as well as BT's put right under this agreement that would have required us to repurchase the BV Shares. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation that is included in current liabilities on the consolidated balance sheet as of December 31, 2001. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

     - On September 30, 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. ("VNI") entered into an agreement with another investor in Converge to sell all of the Company's equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. The second closing is expected to occur during the quarter ending December 31, 2002. Under the terms of the agreement, at the second closing, the Company is expected to transfer to the buyer all of the outstanding capital stock of VNI, which owns all of the Company's remaining equity interest in Converge. If the Company is not able to transfer the stock of VNI in accordance with the agreement, then the buyer has the right to require VNI to transfer the remaining Converge equity interests to the buyer and the Company will be required to refund approximately $0.1 million of cash consideration to the buyer.

     - During the three months ended September 30, 2002, we completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.5 million. Of this amount, approximately $21.5 million relates to the December 28, 2001 acquisition of Atlas Commerce and approximately $6.0 million relates to the Company's acquisition of Isadra in August 1999.

     - In October 2002, we retained US Bancorp Piper Jaffray, an investment banker, to pursue the potential sale of the Company.

     - On November 4, 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminates the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the agreement. As there remains no further obligation by Verticalnet under the license agreement with Converge, the deferred license revenue balance of $19.6 million as of September 30, 2002, will be recognized during the fourth quarter of 2002. As all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized would not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

REVENUE RECOGNITION

     Through September 30, 2002, our software licensing and related services revenues have been principally derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of the agreements. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, as of November 5, 2002, the amended and restated subscription license agreement has been amended to relieve the Company of any obligation to provide future software products. As such, the remaining deferred license fees will be recognized during the fourth quarter of 2002 (see Note 16 to the consolidated financial statements).

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

     The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either acquired under a perpetual license model or under a time-based license model.

     We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." To date, most of our professional services have been considered essential to the functionality and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

     Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at September 30, 2002 is related to license fee payments received from Converge. Such amounts were to be recognized as revenue on a straight-line basis over the contract term, which ends December 31, 2003. This revenue comprises the majority of our revenue for 2002. See Note 16 to the consolidated financial statements regarding the subsequent amendment to the Converge license agreement.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     The following discussion and comparison regarding results of continuing operations do not include the results of the SMB unit or the Verticalnet Exchanges unit. The discussion also follows the new presentation of the consolidated statements of operations.

     Revenues in the ongoing business are comprised of software license revenue and services and maintenance revenue. For the three-month periods ended September 30, 2002 and 2001, software license revenue was $4.4 million versus $6.4 million, respectively. For the nine-month periods ended September 30, 2002 and 2001, software license revenue was $15.3 million and $19.3 million, respectively. The declines in both the three and nine-month periods are primarily due to the February 2002 restructuring of the Converge license agreement, as well as a more difficult macro economic market for software. The Company has not executed a software license agreement since March 2002. Services and maintenance revenues were $2.2 million in the third quarter of 2002 as compared to $3.3 million in the same period last year. For the nine-month periods ended September 30, 2002 and 2001, services and maintenance revenue were $5.5 million and $9.5 million, respectively. The significant decline in services and maintenance revenue is due primarily to the restructured Converge agreement, partially offset by service revenues generated principally from new customers acquired during the first quarter of 2002.

     The cost of revenue is comprised of the cost of software and the cost of services and maintenance. The cost of software itself is comprised of the cost of licenses, which primarily represents royalties, and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions. The cost of software decreased approximately $0.8 million from the third quarter of 2001 to the third quarter of 2002. For the nine-month periods ended September 30, 2002 and 2001, the cost of software decreased approximately $2.7 million. These decreases for both the three and nine-month periods were due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum acquisitions which, as of December 31, 2001, had been fully amortized. The cost of acquired technology in 2002 relates to the Atlas Commerce acquisition which occurred in December 2001.

     The cost of services and maintenance includes the cost of the Company's consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company's customer support function, which is provided to customers as part of the recurring maintenance fees. These costs decreased from approximately $5.0 million to $1.3 million in the quarters ended September 30, 2001 and 2002, respectively, and from approximately $19.9 million to $4.2 million for the nine-month periods ended September 30, 2001 and 2002, respectively. The decreases relate substantially to reduced third-party consulting costs and a significant reduction in headcount as a result of the restructuring actions taken during 2001. The combination of these costs accounted for approximately $1.7 million and $9.6 million, respectively, of the decreases for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. Also related to the headcount reductions, travel and entertainment expenses declined approximately $0.1 million and $1.5 million, respectively, in the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. In addition, the facilities and infrastructure costs attributable to the consulting and support group functions decreased approximately $0.6 million and $2.3 million, respectively, for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001, also largely due to the restructuring charges incurred throughout 2001.

     Research and development costs consist primarily of salaries and fringe benefits costs of our product strategy, development, and testing employees. The research and development costs decreased from approximately $7.9 million in the third quarter of 2001 to approximately $1.5 million in the third quarter of 2002 primarily due to headcount reductions associated with the restructuring actions taken during 2001 and to a lesser extent in the first half of 2002. For the nine-month periods ended September 30, 2001 and 2002, research and development costs decreased from approximately $20.9 million to approximately $7.9 million, respectively. Salary and fringe related costs accounted for the majority of the decreases, approximately $3.5 million and $6.4 million, respectively, for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. In addition, third-party consulting costs decreased approximately $1.3 million and $2.6 million, respectively, for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. Facilities and infrastructure costs attributable to the research and development group contributed approximately $1.6 million and $3.4 million, respectively, to the overall decrease for the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001.

     Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions for sales and marketing employees and related travel expenses. The sales and marketing expenses for the three-month periods ended September 30, 2002 and 2001 were approximately $1.5 million and $5.0 million, respectively. The sales and marketing expenses for the nine-month periods ended September 30, 2002 and 2001 were $4.7 million and $16.3 million, respectively. The significant decreases in sales and marketing expenses are primarily headcount related, as salary and fringe reductions amounted to approximately $1.8 million for the three-month period ended September 30, 2002 as compared to the same period in 2001, while the reduction was approximately $5.0 million between the nine-month periods ended September 30, 2002 and 2001. In addition, travel related expenses declined $0.3 million and $1.7 million between the comparable three and nine-month periods ended September 30, 2002 and 2001, respectively. Direct marketing expenses such as advertising, public relations and trade shows declined approximately $0.6 million and $1.8 million between the comparable three and nine-month periods ended September 30, 2002 and 2001, respectively.

     General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and human resources personnel. General and administrative expenses were approximately $1.3 million in the quarter ended September 30, 2002 as compared to $6.1 million in the third quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses were $7.5 million as compared to $20.9 million for the nine months ended September 30, 2001. These expenses declined primarily as a result of the restructuring charges incurred in 2001. Headcount related cost reductions accounted for approximately $2.7 million and $7.7 million of the decrease between the three and nine-month periods ended September 30, 2002 and 2001, respectively. Professional services expenses declined approximately $1.9 million and $4.2 million, respectively, between the comparable three and nine-month periods ended September 30, 2002 and 2001. General and administrative facilities and infrastructure related reductions accounted for approximately $2.6 million and $4.4 million of the decline, respectively, between the comparable quarterly and nine-month periods ended September 30, 2002 and 2001. During the three months ended September 30, 2002, we settled certain litigation and tax related issues for which accruals had been established. The settlement of these items resulted in a reduction of general and administrative expenses during the quarter of $0.9 million, also contributing to the decreases for both the three and nine-month periods. These are one-time reductions, and are not part of the operating cost structure.

     Restructuring and asset impairment charges for the third quarter and nine months ended September 30, 2002 of $28.9 million and $30.7 million, respectively, include a goodwill impairment charge of approximately $27.5 million related to the goodwill recorded in the acquisitions of Atlas Commerce and Isadra. The remaining charges include adjustments to the restructuring charge recognized in the fourth quarter of 2001. The $1.4 million and $3.2 million adjustments for the quarter and nine months ended September 30, 2002, respectively, relate primarily to facility leases, and in the nine-month period include $0.6 million related to severance costs incurred as a result of the Atlas Commerce acquisition and integration. The lease adjustments are indicative of the difficult sublet market that exists for office space in certain markets where the Company currently leases office space. We are actively pursuing settlements of lease obligations for the excess office space. For the three and nine months ended September 30, 2001, restructuring and asset impairment charges totaled $12.1 million and $179.8 million, respectively. For the nine months ended September 30, 2001, this charge includes approximately $155.0 million for a goodwill impairment charge related to the Tradeum acquisition. The remainder of the 2001 charges related primarily to lease termination, severance costs and asset disposals.

     Amortization of intangibles for the third quarter and nine months ended September 30, 2002 totaled $0 and approximately $2.1 million, respectively, which represents the non-cash amortization of deferred costs related to the warrants and Series A preferred stock issued to Microsoft. As of June 30, 2002, the warrants were fully amortized. Also, on June 28, 2002, the Company completed the repurchase of all of the Series A preferred stock and warrants (see Note 9 to the consolidated financial statements). Pursuant to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued its amortization of goodwill beginning January 1, 2002. For the same periods last year, amortization of intangibles totaled approximately $17.4 million and $96.2 million, which primarily represented goodwill amortization.

     Net interest expense and other for the three and nine-month periods ended September 30, 2002 was approximately $4.5 million and $11.1 million, respectively. For the three and nine month-periods ended September 30, 2002, those amounts include a $4.8 million gain related to the settlement of the BT put and call obligation and a charge of approximately $2.9 million representing an inducement for conversion of our subordinated debentures repurchased during the third quarter. Those amounts also include $6.1 million and $11.4 million related to write-downs of the Company's cost method investments for the three and nine-month periods ended September 30, 2002, respectively. The majority of the charge for the third quarter related to the write down to net realizable value of the Company's investment in Converge, based on the agreement of sale reached during the quarter (see Note 4 to the consolidated financial statements). The remainder of the amounts are comprised of interest expense related to the convertible debt, offset in part by interest and other income. For the three and nine-month periods ended September 30, 2001, net interest expense and other was approximately $199.8 million and $221.8 million, respectively. For the three-month period, this amount includes an impairment charge of approximately $195.4 million related to our investment in Converge and other charges of approximately $2.4 million for write-downs associated with other cost method, equity method, and available-for-sale investments. The nine-month period includes approximately $220.8 million of similar write-downs, including the impairment charge of $195.4 million for the Converge investment and a realized loss of approximately $2.2 million on a marketable security. The remainder of the amounts consisted primarily of interest expense related to the convertible debt, offset in part by interest and other income.

     On June 28, 2002, the Company repurchased all of its outstanding Series A 6% convertible redeemable preferred stock. At the time of the repurchase, the carrying value of the preferred stock and the related accumulated dividends was approximately $106.0 million. The Company paid $5.0 million in cash consideration for the preferred shares, resulting in an increase in paid in capital of $101.0 million which is included in income attributable to common shareholders. As such, there were no preferred stock dividends recorded in the three-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, our primary source of liquidity consisted of cash and short-term investments. The majority of such funds are readily available for operating purposes. At September 30, 2002, we had cash and cash equivalents totaling approximately $11.8 million, compared to $50.3 million at December 31, 2001. At September 30, 2002 we had negative working capital of approximately $18.2 million. Excluding deferred revenue of continuing operations, which represents non-cash obligations to provide products or services to customers, working capital at September 30, 2002 was a positive $3.6 million.

     Net cash used in operating activities was approximately $22.6 million for the nine months ended September 30, 2002. Net cash used in operating activities consisted primarily of losses from continuing and discontinued operations, changes in deferred revenues, accrued expenses, accrued restructuring, accounts payable, and accounts receivable, offset in part by the non-cash impairment of goodwill and write-downs of cost method investments, and decreases in prepaid expenses and other assets.

     Net cash provided by investing activities was $2.7 million for the nine months ended September 30, 2002. Cash provided by investing activities include $2.4 million from the sale of the SMB unit, $1.9 million from the sale of our investment in Converge expected to finally close during the fourth quarter 2002, and $1.8 million from the release of previously restricted funds. Cash used in investing activities included the Company's additional investment for $3.5 million in Converge, shown net of the liquidation proceeds of $0.5 million from the sale of cost method investments. Capital expenditures and capitalized software costs for the nine-month period ended September 30, 2002 were approximately $0.8 million, which consists primarily of capitalized software related to the development of the Verticalnet products.

     Net cash used in financing activities was approximately $18.5 million for the nine months ended September 30, 2002. Net cash used in financing activities includes $8.4 million for the settlement of the principal portion of the BT put and call obligation (the settlement included an additional payment of $1.1 million for accrued interest which is reflected in cash used in operating activities in the statement of cash flows) and $5.0 million for the repurchase of all of the Company's outstanding preferred stock. On July 30, 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million. The remaining $7.9 million of debentures continue to accrue interest and obligate the Company to make semi-annual interest payments accordingly. Also included in net cash used in financing activities was approximately $1.0 million paid under the put agreement with Atlas Commerce shareholders, as well as $2.1 million of principal payments on capital leases.

     As of September 30, 2002, we have approximately $5.8 million of accrued restructuring costs related to facility leases, $0.3 million of which were assumed as part of the Atlas Commerce acquisition. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities cannot be sublet or the leases early terminated, our contractual lease payments of approximately $11.1 million related to these leases will be due over the respective lease terms in addition to aggregate contractual lease payments of approximately $2.1 million related to facilities we continue to use.

     Our capital lease obligations of approximately $0.8 million as of September 30, 2002, are payable in the following amounts: $0.2 million, $0.4 million, and $0.2 million during the years ended December 31, 2002, 2003 and 2004, respectively.

     Cash flows from a significant customer, Converge, were instrumental in financing our business during 2002. As of June 30, 2002, all amounts due under the license agreement with Converge have been collected in full. The license arrangement is being accounted for as a "subscription" in accordance with SOP 97-2 with the license fee reflected as deferred revenue on the Company's consolidated balance sheet. The fee was being recognized as revenue ratably over the remaining term of the arrangement (through December 31, 2003) (See Note 16 to the consolidated financial statements regarding the subsequent amendment to the Converge license agreement). The recognition of license revenues from Converge does not provide cash to operations as such amounts have previously been collected. As of September 30, 2002, there are approximately $1.8 million of scheduled maintenance payments due from Converge under the amended and restated service agreements. A failure by Converge to make all or part of these payments on a timely basis, including any restructuring of these payments (whether in terms of amount, timing or otherwise) could have an adverse effect on our business, financial condition and operating results.

     During the first nine months of 2002, our available cash and cash equivalents declined by approximately $38.5 million, principally as a result of continued operating losses, restructuring payments related to facilities and severance, the settlement of the BT put and call obligation, and repurchase of all outstanding Series A preferred stock. In addition, in July 2002, we used $2.4 million in cash to repurchase a portion of our outstanding debentures. These outflows were partially offset by the collection of $1.9 million in consideration for the sale of the Company's investment in Converge, expected to finally close in the fourth quarter of 2002.

     Based on our most recent projections, we believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our operations and capital expenditures through March 31, 2003. Any projection of our cash needs and cash flows beyond the next two quarters is inherently subject to uncertainty.

     We believe that under the current climate for the economy and the technology sector, it will be extremely difficult for us to obtain additional financing. Consequently, we are actively exploring alternatives to preserving value for our creditors and stockholders, which may include a sale of all or part of the Company or a reorganization or liquidation of the Company. We have retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. A sale, reorganization or liquidation of the Company could result in the triggering of certain severance and third-party obligations, which could be substantial.

     If it would enhance our ability to sell all or part of the Company or provide economic or other benefit in a reorganization or liquidation, we may attempt to settle outstanding non-cancelable lease obligations and/or the Company's convertible notes. If successful, our financial resources and the related period during which the Company can expect to operate will be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Accordingly, there has been no amortization of goodwill since December 31, 2001.

     We performed a goodwill impairment test as of September 30, 2002, under SFAS No. 142. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. For purposes of this test, we did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Accordingly, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of approximately $27.5 million. Of this amount, approximately $21.5 million relates to the December 28, 2001 acquisition of Atlas Commerce and approximately $6.0 million relates to the company's acquisition of Isadra in August 1999.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted and implemented SFAS No. 144 as of January 1, 2002 in conjunction with our accounting for our SMB business.

     In November 2001, the FASB issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The FASB staff believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. We have elected to adopt this Statement early, and have applied its provisions with respect to the classification of the $4.8 million gain on the extinguishment of the BT obligation, which is included in net interest and other expense.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of the adoption of this Statement on future periods.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

WE DO NOT BELIEVE THAT WE WILL BE ABLE TO SUSTAIN OPERATIONS BEYOND MARCH 31, 2003. WE ARE EXPLORING ALTERNATIVES TO PRESERVING VALUE, INCLUDING A SALE OF THE COMPANY.

     Based on our most recent projections, we believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our operations and capital expenditures through March 31, 2003. Any projection of our cash needs and cash flows beyond the next two quarters is inherently subject to uncertainty.

     We believe that under the current climate for the economy and the technology sector, it will be extremely difficult for us to obtain additional financing. Consequently, we are actively exploring alternatives to preserving value for our creditors and shareholders, which may include a sale of all or part of the Company or a reorganization or liquidation of the Company. We have retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. A sale, reorganization or liquidation of the Company could result in the triggering of certain severance and third-party obligations, which could be substantial.

     If it would enhance our ability to sell all or part of the Company or provide economic or other benefit in a reorganization or liquidation, we may attempt to settle outstanding non-cancelable lease obligations and/or the Company's convertible subordinated debentures. If successful, our financial resources and the related period during which the Company can expect to operate will be reduced.

OUR ABILITY TO COMPLETE THE SALE OR REORGANIZATION OF THE COMPANY DEPENDS ON OUR KEY MANAGEMENT AND EXPERIENCED SOFTWARE PERSONNEL, WHOM WE MAY NOT BE ABLE TO RETAIN.

     We believe that our ability to complete a successful sale or reorganization of the Company depends on continued employment of our senior management team and on maintaining a highly trained product development staff. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our prospects for selling or reorganizing the Company could be materially adversely affected. If we are unable to retain trained technical personnel, it could limit our ability to design and develop products, which could reduce our attractiveness to potential acquirors.

WE DO NOT BELIEVE THAT WE WILL GENERATE AN OPERATING PROFIT.

     As of September 30, 2002, our accumulated deficit was approximately $1.2 billion. For the nine months ended September 30, 2002, we sustained a $48.2 million loss from continuing operations. We expect to incur operating losses for the foreseeable future (excluding the impact of the amendment of our agreement with Converge executed on November 4, 2002 -- See Note 16 to the consolidated financial statements). We do not believe that we will generate an operating profit prior to the time that that we will either complete a sale of the Company or pursue a reorganization or liquidation.

THE REVENUES AND OPERATING RESULTS OF OUR FORMER SMB UNIT ARE NO LONGER REPORTED IN THE RESULTS FROM CONTINUING OPERATIONS SINCE JANUARY 1, 2002.

     Our former SMB unit was the successor to the Company's original on-line public marketplace business, and at March 15, 2002 employed 67 individuals compared to 164 employed at that date in our enterprise software business. For the year ended December 31, 2001, $90.0 million, or approximately 72% of our overall revenues were generated primarily from sales of storefronts, marketplace managers and advertising on our SMB unit's industry marketplaces. Because the SMB unit has been treated as a discontinued operation since January 1, 2002, we have not reported revenues or expenses from the SMB unit for any periods presented as part of our continuing operations prior to the sale of the SMB business on June 28, 2002. Since the sale, we have not reported any financial performance of the SMB unit. As a result of our sale of the SMB unit, we anticipate that the composition of our reported revenues will change substantially in future periods. Beginning in 2002, we are increasingly dependent on generating revenues from enterprise software licensing and professional services. In the foreseeable future, we believe that we not be able to generate revenues from our continuing operations at the levels we did prior to January 1, 2002, when we included the revenues of the SMB unit in our continuing operations.

WE MAY HAVE TO AMEND PREVIOUSLY FILED REPORTS WITH RESPECT TO REVENUE AND EXPENSE ITEMS OF OUR DISCONTINUED SMB BUSINESS IF WE CANNOT OTHERWISE RESOLVE COMMENTS WE HAVE RECEIVED FROM THE SEC.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as "barter" in accordance with EITF No. 99-17, Accounting for Advertising Barter Transactions. We believe the ultimate resolution of such comments would not change our accumulated deficit at September 30, 2002, although there could be differences in reported quarterly operating results (refer to Note 14 to the consolidated financial statements for additional information). The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations. The SMB business was sold on June 28, 2002, and that business unit is reflected in our financial statements as a discontinued operation for all periods presented, which requires that all elements of revenue and expense be netted as a single line item to report net results of discontinued operations. As a result, revenues and expenses of our SMB business are no longer separately presented in our financial statements. On October 19, 2002, we filed a response to the matters raised by the SEC and are awaiting their response. We are currently in the process of resolving these matters with the SEC and believe the historical presentations and recognition of revenue and expense for the SMB business are appropriate. If the SEC will not declare the Form S-3 effective without us first revising the historical presentation and recognition of previously reported revenue and expense items of our SMB business, then we will have to amend the reports that are incorporated into the Form S-3.

WE ARE NOT LIKELY TO DEVELOP SIGNIFICANT REVENUES FROM ENTERPRISE SOFTWARE LICENSING AND PROFESSIONAL SERVICES, WHICH COULD ADVERSELY AFFECT OUR FUTURE REVENUE GROWTH AND ABILITY TO ACHIEVE PROFITABILITY.

     We do not believe that we will be able to generate significant revenues from enterprise software licensing and professional services. Our ability to generate software revenues depends on the overall demand for enterprise software solutions and professional services, as well as general economic and business conditions. Suppressed demand for software solutions and services caused by a weakening economy and reduced levels of spending on technology solutions may result in less revenue growth than expected or even a decline in revenues. It is likely that we will not be able to develop, enhance or promote our enterprise software solutions and professional services effectively, whether as a result of general economic conditions or otherwise. Further, our ability to generate revenues from software licensing and professional services will be adversely impacted by our present financial condition, which may worsen if economic conditions and buying patterns in our market space do not dramatically improve in the near term.

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

     - our ability to develop, introduce and bring to market new products and services, or enhancements to our existing products and services, on a timely basis; and

     - risks associated with past acquisitions.

WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE NASDAQ STOCK MARKET, WHICH COULD CAUSE OUR STOCK PRICE TO FALL AND DECREASE THE LIQUIDITY OF OUR COMMON STOCK.

     Our common stock is currently listed on The Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq Small-Cap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders' equity requirements. Continued listing on the Nasdaq Small-Cap Market requires us to maintain $2.5 million in shareholders' equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a 1-for-10 reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. As of November 1, 2002, our common stock had traded at or above $1.00 for 7 consecutive trading days, although we cannot offer any assurances that it will continue to trade at that level. Our Form 10-Q for the nine months ended September 30, 2002 discloses a shareholders' deficit of approximately $15.9 million, which is below the Nasdaq Small Cap Market continued listing requirement of shareholders' equity of $2.5 million. With the elimination of our obligation to provide future products to Converge at no cost under the amendment dated November 4, 2002, our pro forma shareholders' equity is $3.8 million, although we cannot offer any assurance that our shareholders' equity will remain above the continued listing levels.

     As a result of the recent resignation of an independent director and member of our audit committee, we are currently not in compliance with Nasdaq's requirements regarding audit committee membership (i.e., that the audit committee be comprised of at least three members, one of whom has significant financial expertise), because our audit committee is currently comprised of only two members, neither of whom has the financial background required by the Nasdaq rules. Nasdaq has granted the Company an extension of time until January 23, 2003 to comply with the audit committee membership requirements. There is no assurance that we will be able to comply with Nasdaq's audit committee requirements by such time, which could result in the Company being delisted from The Nasdaq Stock Market.

     If we do not maintain compliance with the Nasdaq Small-Cap Market continued listing standards, then our common stock may be delisted from The Nasdaq Stock Market and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.

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

IF OUR STOCK IS DELISTED FROM THE NASDAQ STOCK MARKET AND OUR SHARE PRICE DECLINES SIGNIFICANTLY, THEN WE MAY BE UNABLE TO LICENSE OUR PRODUCTS AND SELL OUR SERVICES TO PROSPECTIVE OR EXISTING CUSTOMERS.

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

WE ANTICIPATE LENGTHY SALES CYCLES FOR OUR SOFTWARE PRODUCTS, AND DIFFICULTY IN OBTAINING CUSTOMER COMMITMENTS.

     The Company has not executed a software license agreement since March 2002. Looking forward, we anticipate the sales cycles for our enterprise software products to average approximately nine to twelve months. We have experienced an increase in the length of sales cycles during 2002. We have also experienced difficulty in obtaining customer commitments to enter into contracts even after we have been selected as the preferred vendor. If the economy and the market for technology solutions remain depressed or continue to worsen, then our average sales cycle could become increasingly longer and our ability to enter into customer agreements could be come increasingly more difficult. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

WE EXPECT TO RELY ON THIRD PARTIES TO IMPLEMENT OUR PRODUCTS.

     We expect to rely on third parties to implement our software products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet our customers' implementation needs. A number of our competitors have significantly more well-established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

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

WE HAVE HAD DECREASES IN THE FAIR VALUE, AND IN SOME CASES A COMPLETE LOSS, OF OUR EQUITY INVESTMENTS.

     We hold investments in equity instruments of privately-held companies that we made for business and strategic purposes prior to 2002. Such items are included in other investments on our balance sheet. For the nine months ended September 30, 2002, we recorded an aggregate of $11.4 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method and available-for-sale investments, $9.5 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, on which we entered into a sale agreement as of September 30, 2002. The sale is expected to finally close during the quarter ending December 31, 2002. Our quarterly results have been materially reduced due to our determination that an impairment in the fair value of one or more of these investments was other than temporary, which required us to write down or write off the carrying value of those securities. As of September 30, 2002, we held cost method investments with a carrying value of $0.7 million. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition and operating results.

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

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At September 30, 2002, Internet Capital Group beneficially owned 4,017,970 shares, or approximately 29.4%, of our common stock, which includes 47,862 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

INTERNET CAPITAL GROUP MAY HAVE TO BUY OR SELL OUR STOCK TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of September 30, 2002, Internet Capital Group's ownership interest in us was 21.7%. Internet Capital Group's total beneficial ownership in us is 4,017,970, or 29.4% of our common stock, because it has an agreement with Safeguard Scientifics that provides it with the right of first refusal to purchase the 1,052,310 shares of our stock that Safeguard owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock's market price.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT OR FUTURE SHAREHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our shareholders or option holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of September 30, 2002, the holders of 5,098,011 shares of common stock and warrants to purchase 47,862 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

OUR COMMON STOCK PRICE IS LIKELY TO REMAIN HIGHLY VOLATILE.

     The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market's adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

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

     - our cash position and cash commitments;

     - our prospects for software sales and new customers; and

     - additions or departures of key personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of September 30, 2002, our portfolio of investments included $11.8 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three months ended September 30, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of September 30, 2002 we hold cost method equity investments with a carrying value of approximately $0.7 million. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

     (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of Company's evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the "CJA Action"). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as "laddering," whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several "copycat" complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust
v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award "rescissory damages." All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed "master allegations" that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) During the quarter ended September 30, 2002, we issued the following unregistered securities pursuant to the following transaction:

          (i) On July 24, 2002, we completed the repurchase of $13.85 million of our 5 1/4% Convertible Subordinated Debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. This transaction was completed, under the same terms and conditions, with two separate bondholders -- one, a third party unaffiliated bondholder, and the other, a subsidiary of a principal shareholder of the Company -- Internet Capital Group. This transaction was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

          (ii) On September 12, 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own, for consideration of $6.5 million in cash and 1,000,000 shares of our common stock valued at $1.2 million, from Ballinrobe Limited, an affiliate of British Telecommunications Plc. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that it was acquiring the shares without a view to distribution and was afforded an opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) None.

     (b) None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) None.

ITEM 5.  OTHER INFORMATION

     Provisions of Non-Audit Services. KPMG LLP is the Company's independent public accountant and also provides the Company with tax compliance and tax advisory services. The Audit Committee of the Company's Board of Directors has approved the provision by KPMG LLP of these services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits are filed as part of this Form 10-Q:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Second Amendment to Amended and Restated Subscription
          License Agreement
 10.2     Amendment No. 1 to Employment Agreement of John A. Milana,
          Chief Financial Officer
 99.1     Certification by the Chief Executive Officer Relating to a
          Periodic Report Containing Financial Statements, dated
          November 7, 2002.*
 99.2     Certification by the Chief Financial Officer Relating to a
          Periodic Report Containing Financial Statements, dated
          November 7, 2002.*

---------------
 * Filed herewith.

     (b) Reports on Form 8-K.

     On September 24, 2002, we filed a Current Report on Form 8-K, dated September 12, 2002, regarding the completion of the repurchase of the remaining 10% interest in Verticalnet Europe B.V. that we did not own.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on November 7, 2002.

                                         VERTICALNET, INC.

                                         By: /s/     KEVIN S. MCKAY
                                           -------------------------------------
                                                      Kevin S. McKay
                                           President and Chief Executive Officer

                                         By: /s/     JOHN A. MILANA
                                           -------------------------------------
                                                      John A. Milana
                                                  Chief Financial Officer

                             CEO CERTIFICATION FOR
            QUARTERLY REPORTS ON 10-Q PURSUANT TO RULE 13A-14 OF THE
                            SECURITIES EXCHANGE ACT

I, Kevin S. McKay, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Verticalnet, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By:       /s/ KEVIN S. MCKAY
                                           -------------------------------------
                                         Name: Kevin S. McKay
                                         Title:  President and Chief Executive
                                         Officer

Date: November 7, 2002

                             CFO CERTIFICATION FOR
            QUARTERLY REPORTS ON 10-Q PURSUANT TO RULE 13A-14 OF THE
                            SECURITIES EXCHANGE ACT

I, John A. Milana, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Verticalnet, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By:       /s/ JOHN A. MILANA
                                           -------------------------------------
                                         Name: John A. Milana
                                         Title:  Chief Financial Officer

Date: November 7, 2002