Form 10-K
period 2002-12-31
VERTICALNET INC
filed 2003-03-31
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-25269

VERTICALNET, INC.

Pennsylvania	23-2815834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 CHESTER FIELD PARKWAY
MALVERN, PENNSYLVANIA 19355

610-240-0600

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     As of March 20, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $6,349,253. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.

     The number of shares outstanding of the registrant’s common stock as of March 20, 2003 was 13,710,685.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on June 18, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VERTICALNET, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2002

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “plan to,” “believe,” “continue,” “intend,” “expect” and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development and implementation of our products; the strategies underlying our business objectives; the benefits to our customers and their trading partners of our products; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition and operating results.

     Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq Small-Cap Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled “Factors Affecting our Business Condition.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

INFORMATIONAL NOTE REGARDING PRIOR STOCK SPLITS

     Information in this report has been adjusted to reflect three separate stock splits of our common stock. A two-for-one stock split was effected on August 20, 1999 and another two-for-one stock split was effected on March 31, 2000. A one-for-ten reverse stock split was effected on July 15, 2002. All references to shares and per share amounts have been adjusted retroactively for these splits.

ii

PART I

Item 1.     Business

     Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet”, “the Company”, “the registrant”, “we”, “us” or through similar expressions.

     We are a provider of collaborative supply chain solutions that enable companies to drive costs and inventory out of their supply base through more effective sourcing and supplier collaboration. With a comprehensive set of collaborative supply chain software applications including spend analysis, strategic sourcing, collaborative planning and order management, we offer a broad integrated supply chain solution.

     With the completion of the Atlas Commerce, Inc. (“Atlas Commerce”) acquisition in December 2001 and the sale of our Small/Medium Business (“SMB”) unit (formerly referred to as Verticalnet Markets) in June 2002, we have completed the business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering sourcing and supply chain software and services to enterprise customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Company Overview” for a discussion of the significant changes in our business in 2002.

Collaborative Supply Chain Solutions

     Our collaborative supply chain solutions enable companies and their entire network of business partners to reap the benefits of working together and sharing information. Verticalnet® Strategic Sourcing, Collaborative Planning, and Order Management enable companies to more effectively manage the Supply Management processes resulting in better visibility, reduced cost, lower inventory and streamlined administrative effort.

     Our software is sold based on traditional license and maintenance agreements as well as through a newly introduced monthly subscription model.  Under a monthly subscription plan, a customer’s software investment is timed more closely with project benefits allowing projects to rapidly become self-funding.  Additionally, by instituting monthly subscription pricing, Verticalnet prospects can often afford to pay for the software out of their operating budgets, rather than having to justify a capital expenditure.

     Our typical customer will purchase one or several components of our software combined with implementation services. Our typical customer often adds additional functionality over time and often contracts with Verticalnet for additional implementation services support. In a number of strategic accounts, customers have contracted with Verticalnet to develop unique functionality specific for their requirements. In these cases, Verticalnet charges for specific development resources to build, test, and support these specific customer requirements.

     We expect that our future revenue model will reflect a mix of software license, software subscription, implementation services, and development support services and that our customer revenue model will be less characterized by one-time large up-front fees and more by a customer lifetime value model where our relationships will extend for longer sustained periods.  Verticalnet’s goal is to build long-term relationships with customers, and to help our customers solve a broad set of supply chain problems over the life cycle of the relationship.

Competitive Advantage

     Over the past several years, we have developed a suite of integrated, multi-enterprise software applications that co-exist with the existing information technology (“IT”) infrastructures of our customers. We believe our applications are more effective, as well as faster and easier to implement, than those of our competitors.  Compared to other niche software providers, we believe our broad product footprint offers a competitive advantage.  Compared to larger software companies, our business model of delivering self-funding projects through low, monthly subscription fees gives us a cost advantage.

     We believe our solutions provide the following benefits:

     Visibility across the enterprise;

•

Large companies have a difficult time understanding where their money is being spent.  Corporate spending information is locked in disparate purchasing, payables, and ERP systems across multiple divisions, locations, and geographies.  Our software provides insight into enterprise spending patterns and enables large companies to make more intelligent purchasing decisions.

     Ease of Use;

•	Our software is designed to be used and administered by business professionals, requiring minimal support or intervention from the IT department

     Non-intrusive:

•

Our software extends the value of a company’s existing supply chain and enterprise resource planning systems to include supply chain trading partners. Our non-invasive solutions help businesses achieve the full value they may not have been able to achieve using their existing systems, without disrupting the current systems.

     Fast:

•	Implementation of our software ranges from two to six months.

•	With rapid implementation of our solutions, we can provide a more rapid return on the investment in our software.

     Secure and Scalable:

•	Scalable technology, which a customer has used to connect over 10,000 of its buyers and suppliers at one time.

•	Built-in security rules ensure that information is seen only by the trading partners who are supposed to have access to it, and in the right format, language and currency.

     Multi-enterprise:

•	Extensive sharing of data and business processes among and across businesses.

•	Inexpensive integration through the Internet -- no software is required for trading partners. Our system is available throughout the world using a standard web browser.

Value Proposition

     Our solutions can deliver measurable, sustainable value to our customers. We believe our applications improve both our customers’ financial performance, product quality and customer satisfaction:

•	Costs of materials can decrease because of more effective purchasing and reduced inventory obsolescence write-offs due to better supply planning.

•	Administrative costs can decrease because of increased automation, reduction in sourcing, planning, and order cycle-times, and a reduction in planning and order errors.

•	Product quality can increase due to improved supplier selection and performance.

•	Customer satisfaction can increase due to higher order-fill rates, on-time deliveries and a reliable supplier base.

Our Solutions

     We offer three collaborative supply chain solutions: strategic sourcing, collaborative planning and order management. We have designed each one to address a specific set of supply chain challenges.

Verticalnet® Strategic Sourcing

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

     Our solution has easy-to-use analytical reports, charts, and graphs to make it simple for procurement and financial professionals to aggregate spend across divisions, suppliers, and locations. We also deliver on-line sourcing mechanisms that help an enterprise complete faster sourcing cycles among broader sets of suppliers to increase competition for selecting suppliers, to analyze bids and to negotiate contracts. Finally, our software helps customers manage the performance of their supplier base and procurement organization so they can maximize the performance of their suppliers and contracts to realize their full value.

     We offer a full suite of strategic sourcing capabilities. We believe that offering a full suite separates us from most solutions that are targeted at narrow sourcing problems. We offer strategic sourcing that serves as a starting point for enhancing the value of the collaborative supply chain.

     Our applications enable the customer to approach the strategic sourcing process in three steps, designed to bring them continuous improvement through better sourcing decisions and more proactive sourcing behavior:

•	Identify savings, through our Spend Analysis solution

•	Realize savings, through our Sourcing Events solutions

•	Maintain savings, through our Sourcing Performance Analysis solution

  Identify Savings

     Our software enables procurement professionals and executives to see and analyze spend information across the entire enterprise. Verticalnet® Spend Analysis aggregates and normalizes spend information from multiple systems, allowing robust spend analysis without disrupting a customer’s existing information technology infrastructure. We believe the benefits of this application include the following:

•	A single view of spend activities across the entire enterprise

•	On-demand access to timely spend data -- providing new cost structure insights, and enabling faster, more efficient sourcing cycles

•	Rapid identification of time sensitive cost savings opportunities

•	Ability to monitor supplier price/cost performance

•	Ability to maintain divisional data integrity (naming conventions, stock keeping unit numbering) while gaining enterprise visibility

•	No changes to existing enterprise resource planning and/or legacy systems

     Verticalnet® Spend Analysis provides the insight and analytics to measure ongoing purchasing behavior, resulting in optimized sourcing decisions. We include reporting and analytical capabilities with our Spend Analysis solution. This provides our customers with the ability to see where and how they are spending throughout the world, identify supply management problems, highlight opportunities to reduce costs, support supplier negotiations, monitor savings, and measure supply management effectiveness.

  Realize Savings

     We developed Verticalnet® Sourcing Events to help customers realize savings by automating their sourcing business processes and providing most of their sourcing alternatives, from auctions and catalogs to sophisticated online negotiations among multiple parties. These include: request for information (“RFI”), requests for quotation (“RFQ”), request for proposal (“RFP”), auction, structured negotiations, bid analysis, and contract awarding. We support sourcing processes for indirect goods, direct materials, and finished goods. Our customers can create value by effectively communicating requirements to potential suppliers, then negotiating the best strategic terms to minimize total costs.

     Our software offers the ability for our customer’s authorized suppliers to gain visibility into any request for quotation or sourcing, even for products that they may not currently be selling to the company. Our technology enables seamless management of suppliers in a sourcing community, allowing for any qualified supplier to participate in any sourcing event. We believe this increases the speed with which sourcing events can be completed, and leads to participation by a greater number of potential suppliers, which delivers significant potential cost savings for our customers.

  Maintain Savings

     After sourcing cycles are complete, Verticalnet® Sourcing Performance Analysis helps a customer’s organization monitor and manage the performance of its supplier base. Sourcing Performance Analysis features include supplier scorecards and contract management. Our flexible supplier scorecard solution allows a customer to collect supplier performance information from disparate enterprise systems and create scorecards to measure supplier performance. Supplier scorecards include company-specific performance criteria, such as pricing, service levels, quality, and on-time shipments. Supplier scorecards also include weightings for each criterion, resulting in an overall supplier rating. A customer can also track supplier performance against historical data to examine trends in supplier performance.

     Our collaborative capabilities allow suppliers to log in over the Internet on a standard web browser and view their own scorecard information as allowed by their authorized profile. This benefits our customer by facilitating corrective action planning for under-performing suppliers and improving overall service levels. Supplier performance ratings become part of the sourcing process, aiding supplier selection and negotiation for future sourcing cycles. Verticalnet® Sourcing Performance Analysis can help our customers continue to maintain the savings they generate through the sourcing cycle and foster better relationships with their supplier community.

Verticalnet® Collaborative Planning

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

     Our solution helps an enterprise work more effectively with its trading partners through the sharing of:

•	Real time demand data

•	Demand forecasts

•	Schedules

•	Inventory plans

•	Inventory positions

•	Production plans

     We designed Verticalnet® Collaborative Planning for enterprises that recognize the need to shift their focus from internal planning and demand forecasting to collaborative planning and improved response to actual changes in their customer demand. Our solution enables signals of changes in demand to move quickly back through the supply chain. An enterprise can use the demand plans collected from its customers to create supply plans with the enterprise’s vendors and contract manufacturers. This collaborative planning allows the enterprise to reduce both its raw materials and its finished goods inventories and eliminate stock-outs that can cause lost sales and costly production delays.

Verticalnet® Order Management

     Our order management solution enables companies to ensure that the right amount of the right products and materials gets to the right place at the right time - from simple catalog eProcurement to the optimization of complex, global supply chain processes such as outsourced manufacturing, vendor-managed inventory, and multi-currency, multi-company order management. Our order management software provides visibility into orders across the extended supply chain and can help companies improve the time it takes to fill their orders and reduce the cost of their order processing and materials.

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

Services

     We offer a full complement of consulting, integration, custom development, training, and customer support services. Our team is committed to delivering a quick and efficient implementation with seamless integration and a smooth operation so that our customers can achieve their targeted return on investment.

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

     Our project teams are flexible. Customers may choose to use our consulting services exclusively, or use our services with their own internal resources or in association with our network of systems integration and consulting partners. Our partners are trained and certified on our products. They provide consulting, design, and installation services to ensure that all parts of the solution are seamlessly integrated into a scalable, well-performing system. Our consulting partners include BearingPoint, Cap Gemini Ernst & Young, and Deloitte Consulting.

  Custom Development

     Verticalnet offers custom development for customers that desire to build additional capabilities into Verticalnet’s applications. Verticalnet’s Solution Center works with clients to define custom development requirements and build the required functionality on top of our Collaborative Supply Chain Foundation. Often, new capabilities developed for customers can be built into future versions of the Verticalnet software.

     Verticalnet’s Collaborative Supply Chain Foundation was built to be flexible and extensible. Many of our customers find that their complex supply chain problems can be solved by taking advantage of the features of the Foundation. Verticalnet’s Solution Center was developed to enable our customers to build out additional functionality to meet these complex requirements. Our Solution Center approach allows Verticalnet to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms.  Additionally, the resulting custom developed applications are fully integrated with, and built on the same data model as, the customer’s existing Verticalnet implementation.

  Training

     Our training services help organizations develop the knowledge and skills required to successfully deploy, maintain and use our products. Participants engage in discussions, work on projects and gain hands-on experience using our software. We tailor our training to meet the needs of the customer. We can deliver training in a variety of formats, including:

•	Pre-designed courses

•	Train-the-trainer instruction

•	On-site instructor-led training

  Customer Support

     Our customer support services provide all the information, tools and assistance customers need, including support representatives to respond to service requests ranging from simple technical inquiries to mission critical problems.

Our Technology

Collaborative Supply Chain Foundation

     All of our applications are powered by our patent-pending Collaborative Supply Chain Foundation technology that enables collaboration among companies and across the supply chain. Our foundation operates in a non-intrusive layer above a company’s existing enterprise resource planning and enterprise systems. We designed our technology to leverage and drive additional return on a company’s existing information technology investments.

     In developing our collaborative supply chain solutions, we set the following goals:

•	Provide visibility into critical business information for the network of businesses that make up the extended enterprise

•	Enable automated multi-enterprise business processes to reduce the costs of supply chain functions such as sourcing, planning and order management

     To meet those goals, we designed our collaborative supply chain solutions on a technology foundation that overlays and leverages our customers’ existing enterprise systems.  Our software provides a dashboard for business users to monitor and analyze critical supply management information.

     Our foundation provides security and confidentiality for the external trading partners that are incorporated into a company’s collaborative supply chain. Traditional enterprise systems provide some security, but cannot handle the complexity of multi-enterprise access without significant modifications. We developed our technology so that confidential business information is only viewable by those companies that are authorized to do so.

Analytical Services

     We offer patent pending analytical tools and scorecards built on our collaborative supply chain foundation. Our customers’ management teams use analytical tools and reports to measure and control their businesses. In a multi-enterprise world, there are few tools that allow multiple companies to work together and set joint targets, measure performance, share reports and scorecards with trading partners, and develop improvement plans. Our solution provides tools that can be viewed by multiple enterprises -- with security built in -- so that each company only sees what it is supposed to see.

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

Member Enablement

     We designed our patent pending solutions to support multiple ways for a company and its trading partners to connect their internal systems. In a multi-enterprise world, the technology challenge is to connect thousands of companies with different ERP systems, data formats and communication protocols. Our technology features connectors that handle industry standard data formats and communication protocols to integrate with back-end applications. Trading partners can connect through an Internet connection, XML connection, EDI, email, fax, pager, or custom services. Our foundation also includes a library of industry standard transaction sets designed to support integration of trading partners’ systems with minimal effort.

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

Catalog Management

     Using our solutions, companies throughout the supply chain can maintain catalogs in their own format, with their own hierarchy structure and numbering system. While some businesses use the standard UNSPSC system to categorize their products, most companies use some form of their own product hierarchies, product numbering systems and supplier identification scheme. We offer simple, patent-pending mapping tools that allow a business in the supply chain to maintain its catalog data in its own format, yet that information can be viewed by other businesses in the supply chain in their own formats. We believe this permits greater trading partner participation than enterprise-centric systems. When connecting to an extended enterprise, or a customer’s e-procurement system under an enterprise-centric system, the trading partner will have to conform to standards that are not their own. This may require significant time and investment or force the trading partner not to participate.

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

Platforms

     We believe our solutions are highly scalable due to the separation of various layers. Our solution has supported 1,200 buyers completing more than $1 billion in transactions with over 12,000 suppliers. We designed the architecture of our solutions to be available to a customer’s supply chain trading partners completely over the Internet. No software is required for trading partners because they can access the extended enterprise through the Internet. We believe this can significantly lower the cost of their participation and their maintenance costs.

     The operating system for our software is based upon standard open technologies, allowing our solution to be deliverable on both Microsoft and Unix based platforms.

Sales and Marketing

     Our sales operation headquarters are in Malvern, Pennsylvania. Our direct sales organization focuses on securing software licenses or subscriptions for our collaborative supply chain solutions with large manufacturing companies, typically with over $750 million in revenues. Account executives have deep experience in enterprise software sales, including sales experience from SAP, Accenture and SCT.  Our direct sales force is teamed with pre-sales consultants that work with prospects to select the proper applications to meet customer requirements and deliver the greatest value.

     We also use indirect sales channels, such as third-party alliances, to market our solutions, and increase the market penetration of our solutions through joint marketing and sales activities. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

     We support our sales activities by conducting a variety of marketing programs and participate in industry conferences. We maintain relationships with recognized industry analysts including AMR Research, Gartner and Aberdeen. These firms advise our target client base as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs including telesales, web seminars, advertising, direct mail, e-mail marketing, public relations and ongoing client communication programs.

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

     Use of the licensed software is usually restricted to clients’ internal operations and to designated users. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

Research and Development

     We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our collaborative supply chain capabilities. Our internal research and development team has developed all of our current products, although we obtained some underlying technology through acquisition. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address critical supply chain needs of today’s businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 20, 2003, our research and development staff consisted of 25 employees.

Competition

     The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. Some competitors, such as enterprise resource planning companies and supply chain management companies, compete with suites of applications designed to offer out-of-the-box integration, while most of our competitors offer point solutions designed specifically to target particular functions or industries. We bring together our applications in an integrated environment to capture the advantages of both approaches, and to offer our customers a one-stop shop for their collaborative supply chain needs. More specifically, we compete with:

•

Large enterprise resource planning (“ERP”) software vendors, including Oracle, Peoplesoft and SAP, who have added or are attempting to add capabilities for strategic sourcing or business-to-business collaboration to their transaction system products.

•	Supply chain management (“SCM”) companies, including i2 and Manugistics, who compete principally with our supply chain management applications.

•	e-Sourcing solution providers, such as Frictionless Commerce, Emptoris and Ariba, that compete principally with our strategic sourcing applications.

•	Other point solution providers, including Softface, Informatica and SAS, that provide analytical products that compete with our Spend Analysis product.

•	Internal development efforts by corporate information technology departments.

     We believe that the principal competitive factors affecting our market include breadth and depth of solution, product quality and performance, customer service, core technology, product features, ability to implement solutions, value of solutions, and a base of reference customers. Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly, and we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources.

SMB Business

     In June 2002, we completed the sale of certain of the assets of the SMB unit to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet.

Employees

     As of March 20, 2003, we had 65 employees. We consider our relationship with our employees to be good. None of our employees are covered by collective bargaining agreements.

Executive Officers

     The following table sets forth the name, age and position of each person who was serving as an executive officer as of March 20, 2003.

Name	Age	Position

Nathanael V. Lentz	40	President and Chief Executive Officer
Gene S. Godick	37	Executive Vice President and Chief Financial Officer
Christopher G. Kuhn	51	Vice President, General Counsel and Secretary

     Set forth below is biographical information about each of our executive officers.

     Nathanael V. Lentz – has served as our President and Chief Executive Officer since November 2002. He was our Senior Vice President of Strategy and Marketing from August 2000 to November 2002, during which time he had responsibility for guiding our transition from an operator of internet-marketplaces to a provider of collaborative supply chain solutions.  Prior to that, Mr. Lentz was a Vice President and Partner of Mercer Management Consulting, where he was employed from September 1991 to May 1998 and January 1999 to August 2000. While at Mercer, Mr. Lentz managed the San Francisco office and was a leader in their Global Process Industries and E-Commerce

Practices.  From May 1998 to November 1998, he was employed as Vice President of Strategic Development at CMC Industries, an Electronic Manufacturing Services company located in Santa Clara, CA.  Mr. Lentz received his MBA from Stanford University where he was an Arjay Miller scholar and a B.A. from Brown University.

     Gene S. Godick - has served as our Chief Financial Officer since February 2003. Mr. Godick also previously served as our Chief Financial Officer from June 1998 until October 2001 and as a financial consultant to the Company from November 2002 to February 2003. For the period from December 2001 through June 2002, Mr. Godick served as the Chief Financial Officer of TargetRx, Inc., a privately owned company based in Horsham, Pennsylvania. From 1997 until 1998 he worked as a senior manager at KPMG LLP in their information, communications and entertainment practice, with a focus on high technology companies. Prior to joining KPMG, Mr. Godick was President and Chief Financial Officer of Industrial Construction, Inc., a privately owned environmental remediation firm, from 1994 to 1997. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP’s Enterprise Group, which provided services to emerging growth technology and software companies. Mr. Godick received a B.S. from Villanova University and is an inactive Certified Public Accountant in the state of Pennsylvania.

     Christopher G. Kuhn - has served as our Vice President, General Counsel and Secretary since October 2002. From February 2000 through October 2002, he was Verticalnet’s Vice President of Legal Affairs and Assistant Secretary.  From December 1998 through February 2000 he was General Counsel of the Company. Prior to that, he was an attorney with the law firm of Silberman & DiFilippo from 1989 to 1998.  Mr. Kuhn received a B.A. from West Chester State College and a J.D. from the Delaware Law School.

Website Disclosures

     We maintain a website at www.verticalnet.com and make available free of charge on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The material on our website is not part of this report.

Item 2.     Properties

     Our corporate headquarters is located in Malvern, Pennsylvania.  We maintain locations throughout the United States.  The locations of these facilities, their respective size and lease status are as follows:

Location	Type of Facility	Size (in sq/ft)	Ownership Status

Malvern, Pennsylvania	Headquarters	4,800	Leased
Endicott, New York	Development	7,700	Leased
San Francisco, California	Office	9,500	Leased
Washington, DC	Office (a)	3,200	Leased
Irving, Texas	Office (a)	2,100	Leased

(a) We are currently subleasing these properties to unrelated third parties for $9,400 and $2,600 per month for the Washington, DC and Irving, Texas facilities, respectively.

Item 3.     Legal Proceedings

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for Initial Public Offering (“IPO”) shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an Order denying a Motion made by the defendants to dismiss the actions in their entirety, but granting the Motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq Small-Cap Market under the symbol “VERT.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported by NASDAQ

	High	Low

Fiscal Year 2002
First Quarter	$17.30	$6.50
Second Quarter	7.40	1.60
Third Quarter	1.70	0.61
Fourth Quarter	1.95	0.66
Fiscal Year 2001
First Quarter	$62.50	$16.20
Second Quarter	32.90	13.40
Third Quarter	21.60	3.60
Fourth Quarter	20.90	3.40

     The share price data set forth above reflects a one-for-ten reverse stock split approved by the board of directors. The commencement date for the reverse stock split was July 15, 2002.

     At March 20, 2003, we had 899 shareholders of record.

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

Item 6.     Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Item 8 of this report), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data: (a):
Revenues	$43,724	$36,119	$7,906
Net loss from continuing operations	(30,859)	(670,197)	(145,794)
Basic income (loss) per common share from continuing operations	$5.52	$(69.92)	$(18.17)
Diluted loss per common share from continuing operations	$(2.56)	$(69.92)	$(18.17)

     (a) Information for the years ended December 31, 1999 and 1998 is not relevant as the Company’s sole business in those years is now presented as a discontinued operation.

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$18,453	$125,631	$923,284	$318,981	$12,343
Long-term debt, excluding current portion	7,293	22,255	45,287	116,750	5,352
Convertible redeemable preferred stock	—	102,180	94,760	—	—
Total shareholders’ equity (deficit)	1,642	(91,339)	605,402	178,397	(276)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this report. All share and per share amounts have been adjusted to reflect the reverse stock split that occurred in July 2002.

Company Overview

     Verticalnet, through its subsidiaries, is a provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning, and order management, we offer a broad integrated supply chain solution delivered through a multiparty platform. With our completion of the acquisition of Atlas Commerce in December 2001 and the June 2002 sale of our SMB unit that operated and managed 59 industry-specific online marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers.

     With this transformation, the presentation of our consolidated statements of operations has been modified. Most significantly, the operations of the SMB unit are classified in discontinued operations for all periods presented. Also, the classification of our revenues and costs of revenues and expenses have changed, and certain overhead expenses previously categorized as general and administrative expenses have been allocated to the business functions receiving the benefits attributable to such expenses. These changes to the presentation of the statement of operations were made for all periods presented. We believe these changes will provide more clarity into the ongoing operations, and present a more traditional view of a software company’s statement of operations.

     Significant management actions were taken since the beginning of 2001 to complete the transformation from an operator of online public vertical communities to an enterprise software company. These actions include the following:

•

In January 2001, we completed the sale of our Verticalnet Exchanges to Converge. In April 2001, we restructured our agreement with Microsoft to focus on supplier enablement solutions. In October 2001, we restructured our license and services agreements with Converge as Converge changed strategic direction. In December 2001, we acquired Atlas Commerce in an effort to expand our product and customer base in the software business.

•

In June 2002, we completed the sale of certain assets of the SMB unit to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet. The SMB unit has retroactively been presented as a discontinued operation for all periods presented.

     With our transformation to an enterprise software business model complete, management has taken the following significant actions since June 2002 to restructure our balance sheet and improve the financial viability of our business:

•

In June 2002, the Company completed the repurchase of all of its outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled a common stock purchase warrant, dated April 7, 2000. The effect of the transaction was a net increase to shareholders’ equity of $101.0 million.

•

In July 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, $0.2 million of deferred debt offering costs attributable to the portion of debt repurchased were written off against additional paid in capital.  In addition, the Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversions of Convertible Debt. The net effect on shareholders’ equity was an increase of $11.5 million. In December 2002, we completed the repurchase of $0.7 million of our 5 1/4% convertible subordinated debentures for total consideration of $0.1 million.  We recognized a gain of $0.6 million in connection with the repurchase.

•

In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the “BV Shares”), for consideration of $6.5 million in cash and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation that was included in current liabilities on the consolidated balance sheet as of December 31, 2001. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

•

Also in September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. (“VNI”) entered into an agreement with another investor in Converge to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. Under the terms of the agreement, at the second closing, which has not yet occurred, the Company is expected to transfer to the buyer all of the outstanding capital stock of VNI, which owns all of the Company’s remaining equity interest in Converge. If the Company is not able to transfer the stock of VNI in accordance with the agreement, then the buyer has the right to require VNI to transfer the remaining Converge equity interests to the buyer and the Company will be required to refund approximately $0.1 million of cash consideration to the buyer.  The buyer holds an irrevocable proxy to vote the Converge equity interests, and has no course of action available to it with regard to the second closing, other than as discussed above. For additional information on our relationship with Converge, see “Sale of Verticalnet Exchanges (NECX)” below.

•

We completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142, Goodwill and Other Intangible Assets. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.6 million. Of this amount, approximately $21.6 million related to the December 2001 acquisition of Atlas Commerce and approximately $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

•

In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

•

In January 2003, the Company amended the lease agreement with its primary landlord resulting in an annual savings of $2.7 million of operating expenses and reducing the Company’s off balance sheet obligations by $16.4 million, which consisted of both future minimum lease payment and related operations expenses.  The amended agreement terminates the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provides for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis.

     Since 2001, we have made the following changes to our executive management team:

•

In January 2001, we appointed Michael J. Hagan, our cofounder and chief operating officer at the time, to become our president and chief executive officer. Mr. Hagan resigned as president and chief executive officer in February 2002 and became chairman of the Board of Directors.

•

In February 2002, Kevin S. McKay, a former member of our board of directors, was appointed president and chief executive officer. In November 2002, Mr. McKay resigned as Verticalnet’s president and chief executive officer and stepped down from the Company’s board of directors. In February 2002, John A. Milana, former chief financial officer of Atlas Commerce, was appointed as Verticalnet’s chief financial officer replacing interim chief financial officer, David Kostman. In November 2002, Mr. Milana resigned as Verticalnet’s chief financial officer.

•

In November 2002, Nathanael V. Lentz, formerly Verticalnet’s senior vice president of strategy and marketing, was appointed president and chief executive officer and became a member of our board of directors.  In November 2002, Gene S. Godick, formerly Verticalnet’s chief financial officer from June 1998 to October 2001, returned as a consultant at the request of Verticalnet’s board of directors. In February 2003, Mr. Godick was appointed Verticalnet’s executive vice president and chief financial officer.

     In September 2002, the Company retained US Bancorp Piper Jaffray to assist the Company in exploring strategic alternatives including the possible sale of the business.

Atlas Commerce Acquisition

     In December 2001, we acquired all of the outstanding capital stock of Atlas Commerce, a privately held software company that provided private exchange software and strategic sourcing applications. As a result of the acquisition, we accelerated our enterprise software business by offering an integrated collaborative sourcing solution that represents a combination of both companies’ technologies. Atlas Commerce’s results of operations have been consolidated starting January 1, 2002. The aggregate purchase price was approximately $26.8 million, including transaction costs. The consideration included $3.5 million in cash, 1,430,571 shares of our common stock valued at approximately $19.5 million and issuance of employee options to purchase 163,007 shares of our common stock valued as of the date of acquisition at $1.4 million based on an independent valuation. Included in the stock consideration were 14,808 shares of our common stock that were issued to a former Atlas Commerce executive in January 2002. A portion of the value of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 10% based on restrictions detailed in a registration and lock up agreement executed in connection with the transaction.

     The Merger Agreement for the Atlas Commerce acquisition provided for a put option to Atlas Commerce’s former common shareholders. These shareholders had the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. At the acquisition date the put arrangement covered 72,888 shares of our common stock and was recorded in temporary equity as of December 31, 2001, pursuant to the guidance in Emerging Issue Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. In August 2002, the Company completed the repurchase of 235,981 shares of our common stock from former shareholders of Atlas Commerce under the terms of the put agreement.  The aggregate purchase price for the put shares was $1.0 million. These shares were retired upon repurchase. The effect of this transaction and the expiration of the put terms for the unexercised portion are reflected in the consolidated balance sheet as of December 31, 2002.

     All of the goodwill ($21.6 million) related to this transaction was written off due to impairment in September 2002.

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

     The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the year ended December 31, 2002 (in thousands):

	Accrual at December 31, 2001	Cash payments	Adjustments	Accrual at December 31, 2002

Lease termination costs	$4,763	$(2,594)	$1,315	$3,484
Employee severance and related benefits	2,294	(2,856)	612	50
Other exit costs	25	(3)	(22)	—

	$7,082	$(5,453)	$1,905	3,534

     Our aggregate restructuring and asset impairment charges for the year ended December 31, 2002 were approximately $29.1 million for continuing operations. Our cost cutting measures during the year ended December 31, 2002 included an aggregate work force reduction throughout the organization and various office facility closures. As of December 31, 2002, remaining accrued restructuring expenses of $3.5 million relates primarily to lease termination costs. These amounts are expected to adequately cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

     We intend to continue focusing on revenue growth, achieving profitability and reviewing our operations for cost-cutting opportunities that will improve our operating margins. We expect to continue to streamline our operations, including making additional headcount reductions if the revenues expected from our product and service offerings do not materialize.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many software businesses have experienced difficulty in raising capital necessary to fund operating losses and ongoing investments in strategic relationships. Valuations of public companies in the software sector have declined significantly since the first quarter of 2000. During the year ended December 31, 1999 and in the first quarter of 2000, we announced several acquisitions, the most significant of which was Tradeum, that were financed principally with shares of our common stock and valued based on the price of our common stock at that time. We regularly perform reviews to determine whether events or changes in circumstances indicate that the carrying value of the goodwill and other intangible assets may not be recoverable. As a result of these reviews during the year ended December 31, 2002, we recorded impairment charges of approximately $27.6 million for identifiable intangible assets and goodwill. Aggregate impairment charges of approximately $231.1 million during the year ended December 31, 2001 were related to the write-off of goodwill and other identified intangible assets associated with our Tradeum acquisition. We initially recorded an impairment in the second quarter of 2001 to reduce identifiable intangible assets and goodwill to their estimated fair value, which was based upon the valuation of comparable publicly held businesses. Subsequently in the fourth quarter of 2001, we recorded an additional impairment to write-off the remaining goodwill and identified intangibles. The decision to impair the remaining Tradeum goodwill was primarily based on our acquisition of Atlas Commerce in December 2001 and our decision to migrate to the Atlas Commerce platform.

     During the years ended December 31, 2002 and 2001, we also recorded aggregate charges of approximately $11.6 million and $231.3 million, respectively, included in interest and other income (expense), net in the consolidated statement of operations, for impairments to our cost method, equity method and available-for-sale investments. These charges, for other than temporary declines in the fair value of our investments, were based on reviews of the market conditions and the assumptions underlying the operating performance and cash flow forecasts. This information was used in assessing the recoverability of our carrying values for the individual investments. Approximately $207.2 million of the impairment charges in 2001 were to write down our Converge investment, which was previously valued at $215.0 million (see Notes 5 and 9 to our consolidated financial statements). The impairment charge was based on independent valuations of our Converge investment which we obtained subsequent to Converge’s announcement that it would restructure its business. For the year ended December 31, 2002, we recorded impairment charges on our Converge investment of approximately $9.6 million.

     Primarily as a result of losses incurred in 2001 and 2000, we have an accumulated deficit of approximately $1.2 billion as of December 31, 2002. The table below summarizes the income (loss) from continuing operations attributable to common shareholders (including preferred dividends) and the income (loss) attributable to common shareholders, which includes discontinued operations, during the specified periods:

Period	Income (loss) from continuing operations attributable to common shareholders	Income (loss) attributable to common shareholders

	(in millions)
Year ended December 31, 2002	$ 66.3	$ 74.7
Year ended December 31, 2001	(677.6)	(768.3)
Year ended December 31, 2000	(151.1)	(316.6)

Sale of Verticalnet Exchanges (NECX)

     In January 2001, we completed the sale of our Verticalnet Exchanges segment to Converge. Verticalnet Exchanges was comprised of NECX.com LLC, a business we purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. (“RWE”) and F&G Capital, Inc. d/b/a American IC Exchange (“AICE”). In consideration for the sale of Verticalnet Exchanges to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge’s equity at the closing of the transaction. The final net worth and working capital adjustment calculation performed in the second quarter of 2001, following a post-closing audit, resulted in us making an aggregate payment of $12.8 million to Converge.

     We used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to record our investment in Converge. The investment in Converge was accounted for under the cost method of accounting for investments (see Notes 5 and 9 to our consolidated financial statements).

     The sale of Verticalnet Exchanges represented the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of this segment have been shown as a discontinued operation in all periods presented.

Converge

     In December 2000, we entered into a subscription license agreement and professional services agreement with Converge, which among other things, provided for us to receive an aggregate of $108.0 million during the three-year term of the agreements. On October 9, 2001, Verticalnet and Converge terminated the professional services agreement, amended and restated the subscription license agreement and entered into a maintenance and support agreement. The amended and restated subscription license agreement as well as the maintenance and support agreement had a term of 18 months ending in March 2003.

     Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced their aggregate obligation by $0.5 million. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements were anticipated to be recognized on a straight-line basis through December 2003.

     In February 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. The note was payable in four equal installments on February 15th of 2006 through 2009. Repayment of the note was to be accelerated upon certain triggering events, including a change of control. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly-owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share.  As noted above, we sold all of the Company’s equity interest in, and notes receivable from, Converge for cash consideration of approximately $1.9 million on September 30, 2002.

     In August 2002, Converge notified the Company that they would not be paying the remaining maintenance amounts through December 2003 according to the first amendment to the maintenance and support agreement. Converge proposed an amended payment schedule that extended the payment terms through October 2006 for the remaining $1.8 million due. This amended payment schedule has not been finalized. Due to the risk of non-collection of all or a portion of the remaining amounts due, the Company began recognizing maintenance revenue from the Converge contract on a cash basis beginning in the fourth quarter of 2002. The remaining amounts due from Converge ($1.7 million) have been fully reserved for as of December 31, 2002.  These amounts will be recognized as revenues in 2003 and beyond if and when they are collected.

     In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

     Below are the contractual payments, including revisions, either made or still expected from Converge under the revised terms of the agreements (in thousands):

2002:	Remaining contractual payments as of December 31, 2001	Adjustments due to February 2002 contractual changes	Cash received during the year ended December 31, 2002	Remaining contractual payments as of December 31, 2002 (a)

Subscription license	$9,000	$—	$(9,000)	$—
Maintenance and support	3,750	(500)	(1,592)	1,658

	$12,750	$(500)	$(10,592)	$1,658

2001:	Contractual payments under original agreements	Adjustments due to October 2001 contractual changes	Cash received during the year ended December 31, 2001	Remaining contractual payments as of December 31, 2001

Subscription license	$73,000	$(23,000)	$(41,000)	$9,000
Professional services	35,000	(23,750)	(11,250)	—
Maintenance and support	—	4,500	(750)	3,750

	$108,000	$(42,250)	$(53,000)	$12,750

     (a) The Company has fully reserved for this receivable due to the inherent risk and uncertainty related to its collection.

     During the years ended December 31, 2002 and 2001, we recognized revenues of approximately $33.8 million and $29.8 million, respectively, under the Converge agreements. Deferred revenue related to the Converge agreements was approximately $23.2 million at December 31, 2001.

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 1 to our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of long-lived assets, specifically goodwill and other intangible assets, the valuation of non-publicly traded investments and estimates made in calculating restructuring reserves for operating leases related to facilities that we no longer utilize.

Revenue Recognition

     Through December 31, 2002, our software licensing and related services revenues have been principally derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of the agreement. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, as of November 5, 2002, the amended and restated subscription license agreement has been amended to relieve the Company of any obligation to provide future software products. As such, the remaining deferred license fees related to the subscription agreement were recognized during the fourth quarter of 2002.

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

     We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Recoverability of Goodwill, Other Intangible Assets and Investments

     As discussed in Note 1 to our consolidated financial statements, we regularly perform reviews to determine whether events or circumstances indicate that the carrying value of long-lived assets, including goodwill and other intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary for intangible assets based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to evaluate whether future cash flows from the long-lived asset is below its current carrying value. If the result from this analysis indicates that an impairment charge is required for, we measure the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, the discount rate to be used as well as the underlying forecasts of expected future revenue and expense.

     When we determine that an impairment review is necessary for goodwill, we compare the fair value of the Company to its carrying value.  If the result from this analysis indicates that an impairment charge is required, the fair value of the Company is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the Company.  We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value.

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

Restructuring Reserves for Operating Leases

     As discussed in Note 6 to our consolidated financial statements, we have recorded restructuring charges in connection with certain facilities which are leased under long-term operating leases. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the facilities were estimated for the remaining lease obligations based on current negotiations with each respective landlord and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these facilities could vary by material amounts.

Results of Continuing Operations

     The following discussion and comparison regarding results of continuing operations do not include the results of the SMB unit or the Verticalnet Exchanges unit. The discussion also follows the new presentation of the consolidated statements of operations:

  Revenues.

     Revenues in the ongoing business are comprised of software license revenues and services and maintenance revenues. For the years ended December 31, 2002, 2001 and 2000, software license revenues were $36.0 million, $25.7 million and $2.2 million, respectively, and service and maintenance revenues were $7.7 million, $10.4 million and $5.7 million, respectively. The increase in software license revenues in 2002 is primarily due to the completion of Verticalnet’s collaborative transformation to a supply chain solutions supplier and restructuring of the Converge license agreement. The Company, however, has not executed a software license agreement since March 2002. The significant decline in services and maintenance revenues between 2002 and 2001 is due primarily to the restructured Converge agreement, partially offset by service revenues generated principally from new customers acquired during the first quarter of 2002. The increase in software license revenues of $23.5 million, from $2.2 million for the year ended December 31, 2000 to $25.7 million for the year ended December 31, 2001 and the increase in service and maintenance revenues of $4.7 million, from $5.7 million for the year ended December 31, 2000 to $10.4 million for the corresponding period in 2001, is primarily due to the Converge contract (see Note 10 to our consolidated financial statements).

  Cost of Revenues

     The cost of revenues is comprised of the cost of software license and the cost of services and maintenance. The cost of software license is comprised primarily of royalties and the non-cash amortization of currently used technologies acquired through acquisitions. The cost of software license decreased approximately $3.2 million, from $4.2 million for the year ended December 31, 2001 to $0.9 million for the year ended December 31, 2002, due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum acquisitions, partially offset by the cost of acquired technology in relation to the Atlas Commerce acquisition. From 2000 to 2001, the cost of software increased approximately $1.0 million, from $3.1 million for the year ended December 31, 2000 to $4.2 million for the year ended December 31, 2001, due to increased licensing costs from third-party software companies used in our software products.

     The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company’s customer support function, which is provided to customers as part of the recurring maintenance fees. The cost of services and maintenance decreased approximately $16.0 million, from $21.6 million for the year ended December 31, 2001 to $5.6 million for the year ended December 31, 2002, due to reduced third-party consulting cost and a significant reduction in headcount as a result of the restructuring actions taken during the latter part of 2001 and 2002. Also related to the headcount reductions, travel and entertainment expense declined approximately $0.1 million for the year ended December 31, 2002 as compared to the same period in 2001. From 2000 to 2001, the cost of service and maintenance increased approximately $14.9 million, from $6.7 million for the year ended December 31, 2000 to $21.6 million for the year ended December 31, 2001, due to the implementation of the software under the Converge contract (see Note 10 to our consolidated financial statements).

  Research and Development

     Research and development cost consists primarily of salaries and fringe benefits cost of the Company’s product strategy, development, and testing employees. Research and development cost decreased approximately $14.8 million, from $23.8 million for the year ended December 31, 2001 to $9.0 million for the year ended December 31, 2002, primarily due to headcount reductions associated with the restructuring actions taken during the latter part of 2001 and 2002. Salary and fringe related cost accounted for the majority of the decrease. In addition, third-party consulting cost decreased approximately $2.8 million during the year ended December 31, 2002, as compared to the prior period in 2001. Facilities and infrastructure cost attributable to the research and development group contributed approximately $2.3 million to the overall decrease for the year ended December 31, 2002 as compared to the prior period in 2001. Additionally, research and development cost increased approximately $6.6 million, from $17.2 million for the year ended December 31, 2000 to $23.8 million for the year ended December 31, 2001, primarily as a result of the growing number of research and development personnel required to further develop our software products.

  Sales and Marketing

     Sales and marketing expense consists primarily of salaries and fringe benefits cost, as well as commissions for sales and marketing employees and related travel expenses. Sales and marketing expense for the years ended December 31, 2002, 2001 and 2000 was approximately $5.3 million, $18.1 million and $10.9 million, respectively. The significant decrease in sales and marketing expense for the year ended December 31, 2002 as compared to the prior year is primarily headcount related, as salary and fringe reductions amounted to approximately $5.8 million. In addition, travel related expense declined $1.7 million and direct marketing expense such as advertising, public relations and trade shows declined approximately $1.9 million. The $7.3 million increase in sales and marketing expense, from $10.9 million for the year ended December 31, 2000 to $18.1 million for the year ended December 31, 2001, is due primarily to a larger number of sales and marketing employees and increases in marketing program spending.

  General and Administrative

     General and administrative expense consists primarily of salaries and related cost for our executive, administrative, finance, legal and human resources personnel. General and administrative expense was approximately $9.0 million, $24.4 million and $36.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. This expense declined primarily as a result of the headcount cost reductions of approximately $8.1 million between 2001 and 2002. Professional services expense declined approximately $2.0 million between 2001 to 2002, due to a decrease in the Company’s use of outside legal and accounting services as a result of the Company’s reduced size. General and administrative facilities and infrastructure related reductions accounted for approximately $5.1 million of the decline between 2001 and 2002. In addition, during the year ended December 31, 2002, we settled certain litigation and tax related issues for which accruals had been established. The settlement of these items resulted in a reversal of the remaining accrual and thus reduced general and administrative expense during 2002 by $1.5 million. These are one-time reductions, and are not part of the operating cost structure.

  Restructuring and Asset Impairment

     Restructuring and asset impairment charges for the years ended December 31, 2002, 2001 and 2000 of $29.1 million, $268.6 million and $6.4 million, respectively, include goodwill impairment charges related to the goodwill recorded in the acquisitions of Atlas Commerce, Tradeum and Isadra. The remaining restructuring charges are comprised primarily of facility leases and severance obligations of approximately $1.6 million, $25.8 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. The lease adjustments are indicative of the difficult sublet market that exists for office space in certain markets where the Company currently leases office space. We are actively pursuing settlements of lease obligations for the excess office space.  As of January 31, 2003, subsequent to the restructuring of several operating lease agreements which required a payment of $2.3 million , we have $2.3 million in remaining lease obligations on facilities that we no longer utilize.

  Amortization Expense

     Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2.1 million, $108.9 million and $126.1 million, respectively, and primarily reflects the amortization of goodwill from purchase business combinations prior to the adoption of SFAS No 142.  It also includes the non-cash amortization of deferred costs related to the warrants and Series A convertible redeemable preferred stock issued to Microsoft.  Pursuant to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company discontinued its amortization of goodwill beginning January 1, 2002.

  Interest and Other Income (Expense)

     Interest and other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Transactions gain	$939	$910	$—
Write off of obsolete software	(711)	(2,819)	(4,122)
Equity investment loss	—	(2,312)	—
Inducement charge	(2,869)	—	—
Interest income (expense)	(2,597)	37	—
Gain (loss) on early extinguishment of debt	4,804	—	(11,207)
Realized gain (loss) on investments	—	(3,829)	79,875
Impairment charges – investments	(11,564)	(231,327)	—
In-process research and development charge	—	(420)	(10,000)
Other income (expense) items including terminated deal costs	(1,480)	3,029	(1,661)

Interest and other income (expense), net	$(13,478)	$(236,731)	$52,885

     In June 2002, the Company repurchased all of its outstanding Series A 6% convertible redeemable preferred stock. At the time of the repurchase, the carrying value of the preferred stock and the related accumulated dividends was approximately $106.0 million. The Company paid $5.0 million in cash consideration for the preferred shares, resulting in an increase in paid in capital of $101.0 million which is included in income attributable to common shareholders.

Liquidity and Capital Resources

     As of December 31, 2002, our primary source of liquidity consists of cash and short-term investments. The majority of such funds are readily available for operating purposes. At December 31, 2002, we had cash and cash equivalents totaling approximately $8.0 million and working capital of $3.9 million. As of February 28, 2003, we had cash, cash equivalents and highly liquid investments of $4.9 million and working capital of $4.5 million.

     Net cash used in operating activities was $26.5 million for the year ended December 31, 2002 compared to $71.3 million for the year ended December 31, 2001.  The reduction in the net cash used in operating activities is primarily a function of a smaller loss incurred from continuing operations.

     In 2002, $1.8 million of net cash was provided by investing activities, compared to net cash used in investing activities of $15.2 million in 2001.  Cash provided by investing activities for the year ended December 31, 2002 includes $2.4 million from the sale of the SMB unit, $1.85 million from the sale of our investment in Converge and $2.0 million from the release of previously restricted funds. Cash used in investing activities included the Company’s additional investment of $3.5 million in Converge and proceeds of $2.3 million from the sale of cost and equity method investments. Capital expenditures and capitalized software costs for the year ended December 31, 2002 were approximately $0.8 million, which consists primarily of capitalized software costs related to the development of the Verticalnet products.

     Net cash used in financing activities was approximately $17.8 million in 2002, compared to net cash provided by financing activities of $13.6 million in 2001. The 2002 amount includes $8.4 million for the settlement of the principal portion of the BT put and call obligation (the settlement included an additional payment of $1.1 million for accrued interest which is reflected in cash used in operating activities in the statement of cash flows) and $5.0 million for the repurchase of all of the Company’s outstanding convertible redeemable preferred stock. In addition, during 2002 we completed the repurchase of $14.6 million of our 5 1/4% convertible subordinated debentures due September 2004 for total cash consideration of $2.5 million.  The remaining $7.1 million of debentures continue to accrue interest and obligate the Company to make semi-annual interest payments accordingly. Also included in net cash used in financing activities was approximately $1.0 million paid under the put agreement with Atlas Commerce shareholders, as well as $1.3 million of principal payments on capital leases.

     As of December 31, 2002, we have $3.5 million of accrued restructuring costs primarily related to facility leases, $0.1 million of which were assumed as part of the Atlas Commerce acquisition. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities cannot be sublet or the leases early terminated, our contractual lease payments of approximately $3.5 million related to these leases will be due over the respective lease terms in addition to aggregate contractual lease payments of less then $0.1 million related to facilities we continue to use.

      We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2004. However, to the extent that the current level of liquid assets or future revenues prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

     In November 2002, we announced that we had retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. In the event that we complete a sale, certain severance and third-party obligations could be triggered, which could be substantial. If it would enhance our ability to sell all or part of the Company or provide economic benefits, we may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s convertible notes. If successful, our financial resources will be reduced.

Contractual Commitments

     The following table outlines future contractual commitments reflecting the effects of our restructured lease agreement (see Note 12 to our consolidated financial statements).

Expected Cash Payment by Year
(in thousands)

	2003	2004	2005	2006	2007 and beyond	Total

Convertible notes	$—	$7,135	$—	$—	$—	$7,135
Operating leases	3,364	741	190	34	—	4,329
Capital leases	415	151	7	—	—	573	(a)

Total	$3,779	$8,027	$197	$34	$—	$12,037

     (a) Capital lease balances excludes future interest obligations.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, there has been no amortization of goodwill since December 31, 2001 (see Note 8 to our consolidated financial statements for additional discussion).

     In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted and implemented SFAS No. 144 as of January 1, 2002.  The adoption of SFAS No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, subsequently recharacterized as Emerging Issues Task Force

(“EITF”) Issue No. 01-14. EITF Issue No. 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance was to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods were to be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective beginning January 1, 2003, however, the Company has elected to early adopt the provisions of SFAS No. 145. During the third quarter of 2002, in connection with the settlement of obligations involving British Telecommunications Plc. (“BT”), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30 and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included in interest and other income (expense), net within income from continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 2002 (see Note 18 to our consolidated financial statements).

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, which the Company has applied in these consolidated financial statements.  The adoption of SFAS No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

FACTORS AFFECTING OUR BUSINESS CONDITION

     We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve value, including the sale of the company.

     Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated for the next twelve months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

     If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition and results of operations will be materially and adversely affected.

     We may not generate an operating profit.

     As of December 31, 2002, our accumulated deficit was approximately $1.2 billion.  Although we generated  a profit in the fourth quarter of 2002, we expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

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

     The Company has not executed a software license agreement since March 2002. Looking forward, we anticipate the sales cycles for our enterprise software products to average approximately three to six months. We have experienced an increase in the length of sales cycles during 2002. We have also experienced difficulty in obtaining customer commitments to enter into contracts even after we have been selected as the preferred vendor. If the economy and the market for technology solutions remain depressed or continue to worsen, then our average sales cycle could become increasingly longer and our ability to enter into customer agreements could be come increasingly more difficult. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

     We may be unable to maintain our listing on the Nasdaq stock market, which could cause our stock price to fall and decrease the liquidity of our common stock.

     Our common stock is currently listed on The Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq Small-Cap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq Small-Cap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a one-for-ten reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days.  As of December 31, 2002, shareholders’ equity is approximately $1.6 million, which is below the Nasdaq Small-Cap Market continued listing requirement. On March 6, 2003, the Nasdaq notified us that we are not in compliance with the minimum bid price rule. We have 180 days, or until September 2, 2003, to regain compliance with the minimum bid price rule or delisting procedures will occur.  However, because we have not maintained $2.5 million in shareholders’ equity, delisting procedures may begin earlier than September 2, 2003.

     If our stock is delisted from the Nasdaq stock market and our share price declines significantly, then our stock may be deemed to be penny stock.

     If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in our stock. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

     Our ability to complete the reorganization of the Company depends on our key management and experienced software personnel, whom we may not be able to retain.

     We believe that our ability to complete a successful reorganization of the Company depends on continued employment of our senior management team and on maintaining a highly trained product development staff. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our prospects for reorganizing the Company could be materially adversely affected. If we are unable to retain trained technical personnel, it could limit our ability to design and develop products, which could reduce our attractiveness to potential investors or acquirers.

     We may not be able to hire enough additional personnel to meet our hiring needs.

     Our success also depends on having a highly trained professional services and development personnel. We may need to hire additional personnel if our business grows. A shortage in the number of trained consultants and developers could limit our ability to implement our software if we are able to license software to new customers or if our present customers ask us to perform more services for them. Competition for personnel, particularly for employees with technical expertise, could be strong. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

     We may have to amend previously filed reports with respect to revenue and expense items of our discontinued SMB business if we cannot otherwise resolve comments we have received from the SEC.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. We believe the ultimate resolution of such comments would not change our accumulated deficit at December 31, 2002, although there could be differences in reported quarterly operating results (refer to Note 12 to the consolidated financial statements for additional information). The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations. The SMB business was sold on June 28, 2002, and that business unit is reflected in our financial statements as a discontinued operation for all periods presented, which requires that all elements of revenue and expense be netted as a single line item to report net results of discontinued operations. As a result, revenues and expenses of our SMB business are no longer separately presented in our financial statements. We filed a response to the matters raised by the SEC and are awaiting their response. We are currently in the process of resolving these matters with the SEC and believe the historical presentations and recognition of revenue and expense for the SMB business are appropriate. If the SEC will not declare the Form S-3 effective without us first revising the historical presentation and recognition of previously reported revenue and expense items of our SMB business, then we will have to amend the reports that are incorporated into the Form S-3.

     Fluctuations in our quarterly operating results may cause our stock price to decline.

     Our quarterly operating results are difficult to forecast and could vary significantly. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall. Our quarterly operating results will be substantially dependent on software licenses booked and delivered in that quarter. Any delay in the recognition of revenue for any of our license transactions could cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels. We also expect that our quarterly operating results will fluctuate significantly due to other factors, many of which are beyond our control, including:

•	anticipated lengthy sales cycles for our products;

•	the size and timing of individual license transactions;

•	intense and increased competition in our target markets;

•	our ability to develop, introduce and bring to market new products and services, or enhancements to our existing products and services, on a timely basis; and

•	risks associated with past acquisitions.

     If we are able to grow our business, we may not be able to manage the growth successfully.

     If we are able to grow our business, such growth could place a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. In addition, we may not be able to limit our exposure to non-creditworthy customers.

     We may seek to raise or acquire additional capital, which could dilute our existing shareholders.

     We may seek to grow our business by acquiring another business which has additional capital. In addition, we may seek to raise additional capital. We may be required to incur debt or issue equity securities to pay for acquisitions or to acquire additional capital, which may be dilutive to our existing shareholders.

     We expect to rely on third parties to implement our products.

     We expect to rely on third parties to implement our software products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet our customers’ implementation needs. A number of our competitors have significantly more well established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

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

     The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services and features of our enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our software products or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our software products, or if our improvements, enhancements, offerings or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third-party technologies that are useful in our business, which we may not be able to do.

     We may ultimately be unable to compete in the markets for the products and services we offer.

     The markets for our software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the intensity of competition to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers. Many of our competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition and operating results would be negatively impacted.

     We have had decreases in the fair value, and in some cases a complete loss, of our equity investments.

     We hold investments in equity instruments of privately held companies that we made for business and strategic purposes prior to 2002. Such items are included in other investments on our balance sheet. For the year ended December 31, 2002, we recorded an aggregate of $12.0 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method and available-for-sale investments, $9.6 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, for which we entered into a sale agreement as of September 30, 2002. As of December 31, 2002, we held cost method investments with a carrying value of $0.6 million. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition and operating results.

     If we do not develop the “Verticalnet” brand in the enterprise software industry, our revenues might not increase.

     We must establish and continuously strengthen the awareness of the “Verticalnet” brand in the enterprise software industry. If our brand awareness as a maker of enterprise software does not develop, or if developed, is not sustained as a respected brand, it could decrease the attractiveness of our products and services to potential customers, which could result in decreased revenues.

     Our interests may conflict with those of Internet Capital Group, our largest shareholder, which may affect our business strategy and operations negatively.

     As a result of its stock ownership and board representation, Internet Capital Group is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At December 31, 2002, Internet Capital Group beneficially owned 3,579,172 shares, or approximately 26%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors and a second member of the board of directors is an employee of Internet Capital Group. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, we have no current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

     Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

     To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of December 31, 2002, Internet Capital Group’s ownership interest in us was 18%. Internet Capital Group’s total beneficial ownership in us is 3,579,172 or 26% of our common stock, because it has an agreement with Safeguard Scientifics that provides it with the right of first refusal to purchase the 1,052,308 shares of our stock that Safeguard owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

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

     If our shareholders or option holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of December 31, 2002, the holders of 3,528,500 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

     The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market’s adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

•	general economic conditions, including suppressed demand for technology products and services;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services;

•	changes in the market valuations of other software or technology companies;

•	failure to meet analysts’ or investors’ expectations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	our cash position and cash commitments;

•	our prospects for software sales and new customers; and

•	additions or departures of key personnel.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of December 31, 2002, our portfolio of investments included $8.0 million in cash and cash equivalents and $1.0 million that is recorded in prepaid expenses and other assets. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

     We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of December 31, 2002 we hold cost method equity investments with a carrying value of approximately $0.6million. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

     In connection with Ariba’s acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba’s common stock. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Our risk of loss in the event of nonperformance by the counter-party under the forward sales contract is not considered to be significant. Although the forward sales contract exposes us to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the fair value of the pledged securities.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders of Verticalnet, Inc.:

     We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and other comprehensive loss for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations.

KPMG LLP

Philadelphia, Pennsylvania
January 31, 2003, except
     as to Note 20, which is
     as of February 6, 2003

VERTICALNET, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$7,979	$50,252
Accounts receivable, net of allowance for doubtful accounts of $1,684 at December 31, 2002 and $101 at December 31, 2001	1,586	692
Prepaid expenses and other current assets	3,892	5,958
Assets held for disposal	—	10,319

Total current assets	13,457	67,221
Property and equipment, net	912	6,896
Long-term investments	—	2,599
Other investments	606	10,831
Goodwill and other intangibles, net of accumulated amortization of $900 at December 31, 2002 and $24,302 at December 31, 2002	1,800	30,410
Other assets	1,678	7,674

Total assets	$18,453	$125,631

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$415	$1,346
Accounts payable and accrued expenses	7,652	27,270
Deferred revenues	279	24,381
Other current liabilities	1,172	13,603
Liabilities held for disposal	—	22,279

Total current liabilities	9,518	88,879
Long-term debt and convertible notes	7,293	22,255
Other long-term liabilities	—	2,599

Total liabilities	16,811	113,733

Commitments and contingencies (see Notes 2, 12 and 13)
Series A 6.00% convertible redeemable preferred stock, $.01 par value, 250,000 shares authorized, none issued at December 31, 2002 and 109,290 shares issued at December 31, 2001, plus accrued dividends of $1,639 at December 31, 2001	—	102,180

Put arrangement involving common stock	—	1,057

Shareholders’ equity (deficit):
Preferred stock $.01 par value, 10,000,000 shares authorized, 0 issued at December 31, 2002 and December 31, 2001	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 13,708,546 shares issued at December 31, 2002 and 11,300,621 shares issued at December 31, 2001	137	113
Additional paid-in capital	1,170,742	1,055,351
Deferred compensation	(239)	(98)
Accumulated other comprehensive loss	(736)	(959)
Accumulated deficit	(1,167,457)	(1,144,941)

	2,447	(90,534)
Treasury stock at cost, 65,636 shares at December 31, 2002 and December 31, 2001	(805)	(805)

Total shareholders’ equity (deficit)	1,642	(91,339)

Total liabilities and shareholders’ equity (deficit)	$18,453	$125,631

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Revenues:
Software license	$36,043	$25,732	$2,204
Services and maintenance	7,681	10,387	5,702

Total revenues	43,724	36,119	7,906

Cost of Revenues:
Cost of software license	928	4,151	3,127
Cost of services and maintenance	5,602	21,618	6,703

Total cost of revenues	6,530	25,769	9,830

Gross profit (loss)	37,194	10,350	(1,924)

Research and development	8,975	23,757	17,168
Sales and marketing	5,305	18,146	10,856
General and administrative	9,039	24,425	36,221
Restructuring and asset impairment charges	29,144	268,626	6,439
Amortization expense	2,112	108,862	126,071

	54,575	443,816	196,755

Operating loss	(17,381)	(433,466)	(198,679)
Interest and other income (expense), net	(13,478)	(236,731)	52,885

Loss from continuing operations	(30,859)	(670,197)	(145,794)
Discontinued operations:
Income (loss) from operations of discontinued operations	8,508	(86,752)	(83,554)
Loss on disposal of discontinued operations	(165)	(3,903)	(81,968)

Net loss	(22,516)	(760,852)	(311,316)
Preferred stock dividends and accretion	(3,861)	(7,420)	(5,264)
Repurchase of convertible redeemable preferred stock	101,041	—	—

Income (loss) attributable to common shareholders	$74,664	$(768,272)	$(316,580)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$5.52	$(69.92)	$(18.17)
Income (loss) from discontinued operations	0.71	(8.95)	(10.05)
Loss on disposal of discontinued operations	(0.01)	(0.40)	(9.86)

Income (loss) per common share	$6.22	$(79.27)	$(38.08)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(2.56)	$(69.92)	$(18.17)
Income (loss) from discontinued operations	0.70	(8.95)	(10.05)
Loss on disposal of discontinued operations	(0.01)	(0.40)	(9.86)

Income (loss) per common share	$(1.87)	$(79.27)	$(38.08)

Weighted average common shares outstanding:
Basic	12,004	9,692	8,313
Diluted	12,068	9,692	8,313

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net loss	$(22,516)	$(760,852)	$(311,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,314	135,622	147,286
Non-cash restructuring charges	—	37,475	—
Goodwill and intangible asset impairment	27,595	284,353	11,530
Write-down related to cost method, equity method and available-for-sale investments	11,600	231,327	6,439
Other non-cash charges	1,475	3,107	143
Loss on disposal of property and equipment	2,548	286	—
Loss from equity method investments	—	2,312	2,769
Loss on disposal of discontinued operations	165	3,903	81,968
Realized loss (gain) on investments	(35)	3,829	(79,875)
Gain on debt retirement	(607)	—	—
In-process research and development charge	—	420	10,000
Gain on BT settlement	(4,804)	—	—
Inducement expense related to repurchase of convertible debt	2,869	—	—
Discontinued operations - working capital changes and noncash charges	—	—	109,778
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	93	30,231	(21,172)
Prepaid expenses and other assets	6,586	15,200	(13,904)
Accounts payable and accrued expenses	(18,586)	(46,123)	22,623
Deferred revenues	(41,773)	(12,347)	47,146
Other current liabilities	(1,427)	—	—

Net cash provided by (used in) operating activities	(26,503)	(71,257)	13,415

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(26,616)	15,231
Proceeds from sale of cost and equity method investments	2,285	586	1,651
Purchase of cost and equity method investments	(3,500)	(3,500)	(20,662)
Proceeds from sale and redemption of available-for-sale investments	—	21,499	141,569
Purchase of available-for-sale investments	(975)	—	(88,975)
Restricted cash	2,009	7,165	(9,900)
Proceeds from sale of assets	419	500	—
Capital expenditures	(833)	(14,784)	(28,972)
Discontinued operations - investing activities	2,350	—	(38,008)

Net cash provided by (used in) investing activities	1,755	(15,150)	(28,066)

Cash flows from financing activities
Payments to repurchase convertible redeemable preferred stock	(5,000)	—	—
Payments to settle BT put and call obligation	(8,374)	—	—
Payments to repurchase convertible note	(2,508)	—	—
Settlement of put arrangement involving common stock	(1,014)	—	—
Proceeds from forward sale	—	—	47,441
Principal payments on long-term debt and obligations under capital leases	(1,323)	(2,802)	(2,083)
Proceeds from issuance of common stock	—	15,000	—
Net proceeds from issuance of convertible redeemable preferred stock and warrents	—	—	99,900
Proceeds from exercise of stock options and employee stock purchase plan	442	1,357	28,784
Discontinued operations - financing activities	—	—	(43,393)

Net cash provided by (used in) financing activities	(17,777)	13,555	130,649

Effect of exchange rate fluctuation on cash and cash equivalents	252	(699)	169

Net increase (decrease) in cash	(42,273)	(73,551)	116,167
Cash and cash equivalents - beginning of year	50,252	123,803	7,636

Cash and cash equivalents - end of year	$7,979	$50,252	$123,803

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,233	$1,379	$14,917
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock to be issued as consideration for an acquisitions	$—	$42,250	$620,336
Preferred dividends paid through issuance of additional securities	3,861	7,420	5,264
Warrant exercises	—	—	653
Conversion of convertible debt, notes and related party loans to common stock	—	—	90,400
Issuance of common stock in settlement of BT obligation	2,955	—	—
Issuance of common stock to repurchase convertible debt	14,357	—	—
Equipment acquired under capital leases	—	—	736

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Preferred Stock		Common Stock		Common stock to be Issued	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders' Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance, December 31, 1999	—	$—	7,212	$72	99,546	$152,524	$(601)	$(219)	$(72,773)	$(152)	$178,397
Issuance of warrants	—	—	—	—	—	18,007	—	—	—	—	18,007
Issuance of convertible redeemable preferred stock	100	89,496	—	—	—	—	—	—	—	—	89,496
Convertible redeemable preferred stock dividends issued	1	1,450	—	—	—	(1,450)	—	—	—	—	—
Convertible redeemable preferred stock dividends accrued and accretion	—	3,814	—	—	—	(3,814)	—	—	—	—	—
Reclassification of convertible redeemable preferred stock (see Note 14)	(101)	(94,760)	—	—	—	—	—	—	—	—	(94,760)
Conversion of convertible debt	—	—	467	5	—	90,395	—	—	—	—	90,400
Exercise of options	—	—	381	4	—	26,037	—	—	—	—	26,041
Shares issued through employee stock purchase plan	—	—	11	—	—	2,743	—	—	—	—	2,743
Shares issued as consideration for acquisitions	—	—	719	7	(99,546)	719,875	—	—	—	—	620,336
Exercise of warrants	—	—	16	—	—	653	—	—	—	(653)	—
Unearned compensation	—	—	—	—	—	(29)	29	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	209	—	—	—	209
Net loss	—	—	—	—	—	—	—	—	(311,316)	—	(311,316)
Other comprehensive loss	—	—	—	—	—	—	—	(14,151)	—	—	(14,151)

Balance, December 31, 2000	—	—	8,806	88	—	1,004,941	(363)	(14,370)	(384,089)	(805)	605,402
Convertible redeemable preferred stock dividends accrued and accretion	—	—	—	—	—	(7,420)	—	—	—	—	(7,420)
Exercise and acceleration of options	—	—	152	2	—	1,488	—	—	—	—	1,490
Shares issued through employee stock purchase plan	—	—	26	—	—	335	—	—	—	—	335
Shares issued pursuant to private investment (see Note 14)	—	—	276	3	—	14,997	—	—	—	—	15,000
Shares issued to BT	—	—	499	5	—	45	—	—	—	—	50
Shares issued as consideration for acquisitions	—	—	1,542	15	—	41,128	—	—	—	—	41,143
Unearned compensation	—	—	—	—	—	(163)	163	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	102	—	—	—	102
Net loss	—	—	—	—	—	—	—	—	(760,852)	—	(760,852)
Other comprehensive income	—	—	—	—	—	—	—	13,411	—	—	13,411

Balance, December 31, 2001	—	—	11,301	113	—	1,055,351	(98)	(959)	(1,144,941)	(805)	(91,339)
Convertible redeemable preferred stock stock dividends accrued and accretion	—	—	—	—	—	(3,861)	—	—	—	—	(3,861)
Exercise and acceleration of options	—	—	154	1	—	395	—	—	—	—	396
Shares issued through employee stock purchase plan	—	—	19	—	—	46	—	—	—	—	46
Repurchase of convertible redeemable preferred
stock and warrants (Note 14)	—	—	—	—	—	101,041	—	—	—	—	101,041
Shares issued to settle BT put and call obligation (Note 7)	—	—	1,200	12	—	2,943	—	—	—	—	2,955
Repurchase of convertible debt (Note 11)	—	—	1,271	13	—	14,344	—	—	—	—	14,357
Settlement of put arrangement involving common stock	—	—	(236)	(2)	—	45	—	—	—	—	43
Unearned compensation	—	—	—	—	—	438	(438)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	297	—	—	—	297
Net loss	—	—	—	—	—	—	—	—	(22,516)	—	(22,516)
Other comprehensive income	—	—	—	—	—	—	—	223	—	—	223

Balance, December 31, 2002	—	$—	13,709	$137	—	$1,170,742	$(239)	$(736)	$(1,167,457)	$(805)	$1,642

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,

	2002	2001	2000

Net loss	$(22,516)	$(760,852)	$(311,316)
Unrealized gain on forward sale	1,553	20,030	29,768
Foreign currency translation adjustment	252	(699)	169
Unrealized loss on investments:
Unrealized loss	(1,582)	(18,106)	(44,088)
Reclassification adjustment for realized loss included in net loss	—	12,186	—

Comprehensive loss	$(22,293)	$(747,441)	$(325,467)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Description of Company

     Verticalnet, Inc. was incorporated in Pennsylvania on July 28, 1995. We are a provider of collaborative supply chain solutions that enable companies and their supply and demand chain partners to communicate, collaborate, and conduct commerce more effectively. With a comprehensive set of collaborative supply chain software applications including spend management, strategic sourcing, collaborative planning and order management, we offer a broad integrated supply chain solution delivered through a multi-party platform.

     On June 28, 2002 we completed the sale of the Small/Medium Business (“SMB”) unit (formerly referred to as Verticalnet Markets). The operating results of this unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements. The assets and liabilities of this unit at December 31, 2001 are reflected as held for disposal in our consolidated balance sheet.

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges (“NECX”) business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit through January 31, 2001 are reflected as a discontinued operation in our consolidated financial statements.

Basis of Presentation

     Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparability with the current year’s financial statement presentation.

     On January 20, 2000 and July 21, 1999, our board of directors approved two-for-one stock splits of our common stock effected on March 31, 2000 and August 20, 1999, respectively. Additionally, on July 1, 2002, the Company announced that its board of directors had approved a one-for-ten reverse stock split effective with the commencement of trading on July 15, 2002.  All references in the consolidated financial statements to shares and per share amounts have been adjusted retroactively for these splits.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts; inventory write-downs for discontinued operations; carrying values for intangible assets and non-publicly held investments; and restructuring charges for abandoned operating leases.

Cash and Cash Equivalents

     Cash and cash equivalents include cash, money market investments and other highly-liquid investments with purchased maturities of three months or less.

Restricted Cash

     Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2002, we had approximately $1.1 million and $0.5 million of restricted cash

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

classified in current and non-current other assets, respectively, on the consolidated balance sheet. At December 31, 2001, we had approximately $2.0 million and $1.7 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet.

Investments

     We account for debt securities and marketable equity securities in accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These available-for-sale investments are classified as long-term investments on the consolidated balance sheet and are reported at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). Realized gains or losses and other than temporary declines in fair value of available-for-sale securities are reported in interest and other income (expense), net, as incurred.

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

     Investments in privately owned companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting and included in other investments on the consolidated balance sheet. Determining whether we exercise significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee’s board of directors, as well as our overall ownership level of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, our share of the earnings or losses of the investee is reflected in interest and other income (expense), net on our consolidated statement of operations.

Property and Equipment

     Property and equipment are originally stated at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software	1.5-3 years
Office equipment and furniture	5 years
Trade show equipment	7 years

Capitalized Software

     Under the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life, beginning when the asset is ready for its intended use.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

     Software costs capitalized under SOP 98-1 and SFAS No. 86 were $0.7 million and $2.1 million during the years ended December 31, 2002 and 2001, respectively. Capitalized costs are included in property and equipment on the consolidated balance sheet. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0.5 million, $2.7 million and $2.0 million, respectively. The carrying value of the software is regularly reviewed and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. Approximately $2.7 million, $4.0 million and $1.0 million of capitalized software costs were impaired during the years ended December 31, 2002, 2001 and 2000, respectively.

Intangible and Other Long-Lived Assets

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of January 1, 2002.

     We performed a goodwill impairment test as of September 30, 2002under SFAS No. 142. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. For purposes of this test, we did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Accordingly, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize from the sale of the assets of the business. As a result of this test, the Company recorded a goodwill impairment charge of approximately $27.6 million, which represented the full amount of unamortized goodwill at the time of the test. Of this amount, approximately $21.6 million relates to the December 2001 acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) and approximately $6.0 million relates to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

     Long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss.  Such impairment tests compare estimated undiscounted cash flows to the reduced value of the asset.  If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows.

     Amortization expense related to goodwill and other intangibles was $0, $105.1 million and $121.7 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Self Insurance

     We are self-insured for certain losses related to employee medical benefits. We have purchased stop-loss coverage in order to limit our exposure. Self-insurance losses are accrued based on our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At December 31, 2002 and 2001, the accrued liability for self-insured losses is included in accounts payable and accrued expenses and approximates $0.5 million and $0.8 million, respectively.

Financial Instruments

     In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

valuation methodologies. Our financial instruments consist of cash equivalents, available-for-sale investments, accounts receivable, accounts payable, capital leases and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, is a reasonable estimate of their fair market values at December 31, 2002 and 2001 due to the short maturities of such items. The reasonable fair estimate of the convertible notes, as of December 31, 2002, is approximately $2.0 million based on a recent arms length transaction with a third party and adjusted for an additional premium that may be required to induce the remaining bondholders to sell their bonds back to the Company.  Based on their quoted market value as of December 31, 2001, the convertible notes are estimated to have an aggregate fair market value of approximately $5.4 million.

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short term investments and trade receivables. Cash and cash equivalents are held with high quality financial institutions. Short-term investments are primarily held in corporate bonds. We periodically perform credit evaluations of our customers and maintain reserves for potential losses. We do not anticipate losses from these receivables in excess of the provided allowances.

Revenue Recognition

     Through December 31, 2002, our software licensing and related services revenues have been substantially derived from one customer, Converge, Inc. (“Converge”). The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of our agreements with them. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, as of November 5, 2002, the amended and restated subscription license agreement was amended to relieve the Company of any obligation to provide future software products. As such, all remaining deferred license fees ($19.6 million) were recognized during the fourth quarter of 2002 (see Note 10).

     Total revenues from Converge were approximately $33.8 million and $29.8 million for the years ended December 31, 2002 and 2001, respectively. Approximately 95% of our deferred revenue balance as of December 31, 2001 related to Converge.

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

     We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

     Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 was related to license fee payments received from Converge. Such amounts were to be recognized as revenue on a straight-line basis over the contract term, which ends December 31, 2003. This revenue comprises the majority of our revenue for 2002. See Note 10 to the consolidated financial statements regarding the November 2002 amendment to the Converge license agreement.

     At December 31, 2002 and December 31, 2001, approximately $0.5 million and $0.2 million, respectively, of the accounts receivable balance was unbilled due to customer payment terms.

Research and Development

     Research and development costs consist primarily of salaries and benefits, consulting and other related expenses, which are expensed as incurred.

Advertising Costs

     We expense advertising costs as incurred and report such costs as a component of sales and marketing expense. Advertising expenses for continuing operations were approximately $0.5million, $2.3 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000 respectively.

     Stock Options

     Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net income (loss) and income (loss) per share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied.  The following table illustrates the effect on our net income (loss) attributable to common shareholders and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Year Ended December 31,

	2002	2001	2000

Income (loss) attributable to common shareholders:
As reported	$74,664	$(768,272)	$(316,580)
Add: Stock based employee compensation included in reported net income (loss)	297	102	209
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(49,588)	(20,535)	(237,913)

Pro forma	$25,373	$(788,705)	$(554,284)

Income (loss) per common share – basic:
As reported	$6.22	$(79.27)	$(38.08)
Pro forma	$2.11	$(81.38)	$(66.68)

Loss per common share-diluted:
As reported	$(1.87)	$(79.27)	$(38.08)
Pro forma	$(5.95)	$(81.38)	$(66.68)

Foreign Currency Translation

     We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Accounting for Derivatives

     We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other income (expense), net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in interest and other income (expense), net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in interest and other income (expense), net.

Income Taxes

     We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Computation of Historical Net Income (Loss) Per Share

     Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our former Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Common stock issued upon the conversion of the convertible notes given as consideration in connection with the purchase of NECX.com LLC was included in the calculation from the date of acquisition in December 1999 because the related securities were accounted for as equity (see Note 15 for income (loss) per share calculation).

Adoption of New Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which became effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, there has been no amortization of goodwill since December 31, 2001 (see Note 8 for additional discussion).

     In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted and implemented SFAS No. 144 as of January 1, 2002.  The adoption of SFAS No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, subsequently recharacterized as Emerging Issues Task Force (“EITF”) Issue No. 01-14. EITF Issue No. 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance was to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods were to be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective beginning January 1, 2003, however, the Company has elected to early adopt the provisions of SFAS No. 145. During the third quarter of 2002, in connection with the settlement of obligations involving British Telecommunications Plc. (“BT”), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30 and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included in interest and other income (expense), net within income from continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 2002 (see Note 18).

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, which the Company has applied in these consolidated financial statements.  The adoption of SFAS No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

(2)  Liquidity

      We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2004.  However, to the extent that the current level of liquid assets or future revenues prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In November 2002, we announced that we had retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. In the event that we complete a sale, certain severance and third-party obligations could be triggered, which could be substantial.  If it would enhance our ability to sell all or part of the Company or provide economic benefits, we may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s convertible notes. If successful, our financial resources will be reduced.

(3)  Acquisitions

Atlas Commerce

     On December 28, 2001, we acquired all of the outstanding capital stock of Atlas Commerce, a privately held software company that provided private exchange software and strategic sourcing applications. As a result of the acquisition, we accelerated our enterprise software business by offering an integrated collaborative sourcing solution that represents a combination of both companies’ technologies. Atlas Commerce’s results of operations were consolidated starting January 1, 2002. The aggregate purchase price was approximately $26.8 million, including transaction costs. The consideration included $3.5 million in cash, 1,430,571 shares of our common stock valued at approximately $19.5 million and issuance of employee options to purchase 163,007 shares of our common stock valued as of the date of acquisition at $1.4 million based on an independent valuation. Included in the stock consideration were 14,808 shares of our common stock that were issued to a former Atlas Commerce executive in January 2002. Approximately 247,939 of these shares are being held in escrow to be released on March 31, 2003. A portion of the value of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 10% based on restrictions detailed in a registration and lock up agreement executed in connection with the transaction.

     The Merger Agreement for the Atlas Commerce acquisition provided a put option to Atlas Commerce’s former common shareholders. These shareholders had the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. At the acquisition date the put arrangement covered 72,888 shares of our common stock and was recorded in temporary equity as of December 31, 2001, pursuant to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. On August 1, 2002, the Company completed the repurchase of 235,981 shares of common stock from former holders of Atlas Commerce common shares under the terms of the put agreement. The aggregate purchase price for the put shares was $1.0 million. These shares were retired upon repurchase. The effect of this transaction and the expiration of the put terms for the unexercised portion are reflected in the consolidated balance sheet as of December 31, 2002.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We obtained an independent valuation of certain intangible assets.

(in thousands)

Current assets	$4,285
Property and equipment, net	2,048
Other non-current assets	566
Intangible assets	3,235
Goodwill	21,562

Total assets acquired	31,696

Current liabilities	(4,919)
Long-term debt	(12)

Total liabilities assumed	(4,931)

Net assets acquired	$26,765

     Of the $3.2 million of acquired intangible assets, $0.4 million was assigned to in-process research and development and charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use. The remaining $2.8 million of acquired intangible assets have a weighted-average useful life of 35 months. These intangibles include developed technology of approximately $1.9 million with a useful life of 36 months and customer contracts of approximately $0.9 million with a weighted average useful life of 32 months. The $21.6 million of goodwill related to this transaction was written off due to impairment in September 2002.

     The following unaudited pro forma financial information presents combined results of operations of Verticalnet and Atlas Commerce as if the acquisition occurred on January 1, 2001, after giving effect to certain adjustments.  The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Verticalnet and Atlas Commerce constituted a single entity.

(in thousands, except per share data)	Year ended December 31, 2001

Revenues	$45,794
Net loss attributable to common shareholders	(789,816)
Net loss per common share	(81.49)

Tradeum

     On March 23, 2000, we acquired all of the outstanding capital stock of Tradeum, Inc. (“Tradeum”) for approximately $453.1 million, including transaction costs. The consideration included 257,384 shares of our common stock, valued at approximately $325.0 million and 142,615 employee options to purchase our common stock, valued as of the date of acquisition at approximately $122.6 million, based on an independent valuation. A portion of the common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $452.6 million was allocated to in-process research and development, existing technology, assembled workforce and goodwill in the amounts of approximately $10.0 million, $7.0 million, $1.0 million and $434.6 million, respectively. The $10.0 million was charged to expense as a non-recurring charge upon consummation of the

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use. The existing technology, assembled workforce and goodwill were being amortized on a straight-line basis over 36 months. As of December 31, 2001, all goodwill and intangible assets related to the Tradeum acquisition were impaired and written off.

Isadra

     In August 1999, we acquired all of the outstanding capital stock of Isadra for $2.4 million in cash, 200,000 shares of common stock valued at approximately $37.8 million, based on an independent valuation and options to purchase 8,153 shares of our common stock, valued at approximately $1.5 million at the date of acquisition using the Black-Scholes option pricing model. The common stock given as consideration was reduced by an illiquidity discount based on restrictions detailed in the lock up agreements signed by the individuals receiving the stock. The acquisition was accounted for as a purchase and the estimated excess of the purchase price over the fair value of the tangible net assets acquired of approximately $43.9 million was allocated to in-process research and development, existing technology, assembled work force and goodwill in the amounts of approximately $13.6 million, $2.1 million, $0.5 million and $27.7 million, respectively. The $13.6 million was charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use (see Note 4). The existing technology and assembled work force were amortized on a straight-line basis over 24 months, while goodwill, prior to the adoption of SFAS No. 142, was being amortized on a straight-line basis over 36 months.  The remaining amount of unamortized goodwill ($6.0 million) was written off due to impairment in September 2002.

(4)  In-Process Research and Development

     In various software company acquisitions, we have allocated a portion of the purchase price to in-process research and development (“IPR&D”). These allocations to IPR&D, which were determined by independent valuations, represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of these acquisitions, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the acquisition.

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

     The discounted cash flow analysis used to value the IPR&D was based on management’s forecast of future revenues, gross profit, selling costs, maintenance development costs and administrative expenses. Forecasted revenue and costs were then allocated to IPR&D based on management’s estimate that approximately 80% of the technology in a specific version of the software was taken from the previous release and the remaining 20% was newly developed. A risk-adjusted discount rate of 60% was used to discount the forecasted cash flows allocated to IPR&D.

Tradeum

     In connection with the acquisition of Tradeum in March 2000 (refer to Note 3), we allocated $10.0 million of the purchase price to IPR&D. At the acquisition date, Tradeum was conducting design, development and engineering testing activities associated with the development of next-generation technologies that were expected to address

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

emerging market demands for business-to-business e-commerce. The technologies under development were between 20% and 25% complete, based on projected man-months and costs. Tradeum had spent approximately $1.1 million on the IPR&D projects, and expected to spend approximately $3.9 million to complete the research and development.

     In making the purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The value assigned to IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on management’s estimates of cost of sales, operating expenses and income taxes from such projects. A risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

(5)  Discontinued Operations

SMB

     On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. As consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional $6.5 million based on a four-year performance-based earn-out provision. We recorded a loss on disposal of approximately $0.2 million in the period ended December 31, 2002 for the sale of the SMB unit.

     The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. The assets and liabilities of the discontinued operation have been classified separately on the December 31, 2001 consolidated balance sheet. The assets held for sale as of December 31, 2001 also included certain assets that were not sold to Corry Publishing, Inc., but were sold during the ordinary course of the SMB unit’s operations.

     Revenues and losses from this discontinued operation are as follows (also refer to Note 12, Commitments and Contingencies, regarding the presentation of revenue and expenses under certain transactions that are the subject of comments received from the SEC in connection with a recent filing on Form S-3):

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
E-commerce, advertising, software, maintenance and other revenues	$21,094	$89,962	$104,548
Income (loss) from discontinued operations	8,508	(86,752)	(56,536)
Loss on disposal of discontinued operations	(165)	—	—

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The assets and liabilities of the SMB unit as of December 31, 2001 were as follows (in thousands):

Current assets	$5,368
Property and equipment, net	4,525
Intangible assets	365
Other non-current assets	61

Total assets	$10,319

Deferred revenue	$20,102
Other liabilities	2,177

Total liabilities	$22,279

Accounts receivable of approximately $0.5 million and current liabilities of approximately $1.6 million were reclassified during the quarter ended June 30, 2002 out of assets and liabilities held for disposal, as these assets and liabilities ultimately were not included in the sale of the SMB unit.

Microsoft Relationship

     On March 29, 2000, we entered into a commercial arrangement (the “Original Microsoft Agreement”) with Microsoft Corporation (“Microsoft”), which was terminated and replaced on April 26, 2001 (the “New Microsoft Agreement”). Collectively, under the Original and New Microsoft Agreements, during the years ended December 31, 2002, 2001 and 2000, we recognized approximately $16.9 million, $60.0 million and $30.5 million in e-enablement and advertising revenue and $0, $17.9 million and $12.0 million of expense for advertising, software licensing and support.

     We received approximately $0, $40.0 million and $67.6 million during the years ended December 31, 2002, 2001 and 2000, respectively, from Microsoft under these agreements. Under the terms of the Original Microsoft Agreement we paid approximately $0, $0.5 million and $29.4 million to Microsoft during the years ended December 31, 2002, 2001 and 2000, respectively. Under the Original Microsoft Agreement we also made royalty payments to Microsoft of approximately $0, $0.2 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to additional storefronts and e-commerce centers sold by us.

     As of December 31, 2001, we had approximately $17.1 million of deferred revenue related to our Microsoft Agreements, which was included on our consolidated balance sheet, as noted above, in liabilities held for disposal.  Revenues and expenses recognized under these agreements are presented in income (loss) from discontinued operations in the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

Verticalnet Exchanges

     On January 31, 2001, we completed the sale of our Verticalnet Exchanges segment to Converge, a private company. Verticalnet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. (“RWE”) and F&G Capital, Inc. d/b/a American IC Exchange (“AICE”). In consideration for the sale to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge’s equity at the closing of the transaction. In the second quarter of 2001 following a post-closing audit, the final net worth and working capital adjustment calculation was performed. The calculation, which was based on a comparison of Verticalnet Exchanges’ net worth and working capital as of October 31, 2000 and as of the closing date, resulted in us making an aggregate payment of $12.8 million to Converge.

     The sale of Verticalnet Exchanges was treated as a non-monetary exchange pursuant to the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to value our investment in Converge. We accounted for our investment in Converge under the cost method of accounting for investments. We recorded an estimated loss on disposal of Verticalnet Exchanges of $82.0 million during the year ended December 31, 2000, which included an estimated loss from operations of $9.0 million for the month of January 2001. During the year ended December 31, 2001, we recorded an additional $3.9 million loss on disposal due to the final calculation of the net worth and working capital adjustment payment. Also in January 2001, in connection with the sale of Verticalnet Exchanges to Converge, we settled AICE’s remaining earn out provisions by issuing 110,155 shares of our common stock, valued at approximately $10.0 million, which was considered in calculating our original loss on disposal.

     The sale of Verticalnet Exchanges represented the disposal of a business segment. Accordingly, the results of this segment have been shown as a discontinued operation, and prior periods have been restated.

     Revenues and losses from the discontinued operation of the Verticalnet Exchanges segment are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Exchange transaction sales	$—	$—	$633,762
Cost of exchange transaction sales	—	—	(525,182)

Net exchange revenues	$—	$—	$108,580

Loss from discontinued operations	$—	$—	$(27,018)

Loss on disposal of discontinued operations	$—	$(3,903)	$(81,968)

     The following are businesses acquired in 1999 and 2000, which have been disposed of as part of the sale of our Verticalnet Exchanges segment:

NECX

     In December 1999, we acquired substantially all of the assets and liabilities of NECX for approximately $14.1 million in cash and $70.0 million of notes convertible into common stock. The notes were valued at the estimated fair value of the shares into which they were convertible, based on the average of the stock price for a few days before and after the date the transaction was announced. On the date of the definitive agreement, the notes were convertible into 200,874 shares of our common stock valued at approximately $99.5 million. Since the notes were required to be paid in common stock and it was our intention to convert the notes once a registration statement was declared effective, the notes were accounted for as common stock to be issued. In April 2000, a registration statement registering the underlying shares of the convertible notes was declared effective and the actual number of shares issued upon the conversion of the notes was 176,803. Additionally, we assumed certain liabilities including $10.0 million in debt and a $22.0 million line of credit, which were paid off upon the transaction closing.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

RW Electronics

     On March 31, 2000, NECX acquired substantially all of the assets and liabilities of RWE for approximately $14.5 million in cash and 72,065 shares of our common stock valued at approximately $73.0 million. Based on the purchase agreement terms, an additional 31,174 shares of common stock were issued to the RWE shareholders due to a decline in the market value of our common stock upon the registration of the shares with the Securities and Exchange Commission in May 2000. Additionally, NECX assumed certain liabilities, including a $22.9 million line of credit, which was paid off upon the transaction closing. RWE was a privately held company engaged in buying and selling semiconductors, electronic components, computer products and networking equipment. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $76.3 million was allocated to strategic relationships, including customer and vendor lists, assembled workforce and goodwill in the amounts of approximately $15.0 million, $0.5 million and $60.8 million, respectively. The assembled workforce was being amortized on a straight-line basis over 48 months, while strategic relationships and goodwill were being amortized on a straight-line basis over 60 months.

American IC Exchange

     On July 13, 2000, NECX acquired substantially all of the assets and assumed certain of the liabilities of AICE for 109,746 shares of our common stock valued at approximately $54.9 million. We agreed to pay additional consideration (payable in shares of our common stock) upon the achievement of negotiated financial and operating targets. As of December 31, 2000, we had issued an additional 23,956 shares of our common stock valued at approximately $8.1 million for earn out provisions that had been earned. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the tangible net assets acquired of approximately $51.3 million was allocated to developed technology, trade name, strategic relationships, assembled workforce and goodwill in the amounts of approximately $8.0 million, $5.4 million, $4.7 million, $0.6 million and $32.6 million, respectively. In January 2001, in connection with the sale of NECX to Converge, we settled AICE’s remaining earn out provisions by issuing an additional 110,155 shares of our common stock valued at approximately $10.0 million.

(6)  Restructuring and Asset Impairment Charges

     During the year ended December 31, 2002, we continued with our strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs.  The aggregate remaining restructuring accrual at December 31, 2002 of approximately $3.5 million, included in accounts payable and accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

     The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the years ended December 31, 2002 and 2001 (in thousands):

2002:

	Accrual at December 31, 2001	Cash payments	Adjustments	Accrual at December 31, 2002

Lease termination costs	$4,763	$(2,594)	$1,315	$3,484
Employee severance and related benefits	2,294	(2,856)	612	50
Other exit costs	25	(3)	(22)	—

	$7,082	$(5,453)	$1,905	$3,534

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2001:

	Restructuring and asset impairment charges	Cash payments	Non-cash charges	Adjustments	Accrual at December 31, 2001

Lease termination costs	$10,972	$(4,271)	$—	$(1,938)	$4,763
Employee severance and related benefits	14,565	(12,113)	(412)	254	2,294
Other exit costs	298	(248)	—	(25)	25
Asset disposals, net of cash received	36,627	—	(37,063)	436	—
Goodwill and other intangible assets	284,547	—	(284,353)	(194)	—

	$347,009	$(16,632)	$(321,828)	$(1,467)	$7,082

     During the year ended December 31, 2002, we recorded adjustments of approximately $1.3 million, related to lease termination costs and $0.6 million, related to employee termination benefits and other exit costs, due to changes in estimates. For the year ended December 31, 2002, these adjustments included $0.2 million of lease termination costs reflected in income (loss) from operations of discontinued operations. During the year ended December 31, 2002, the remaining $1.7 million of expenses are recorded in restructuring and asset impairment charges in the consolidated statements of operations.

     The amount accrued at December 31, 2002 for lease termination costs relates to two leases for office facilities. The accrual represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amounts to be paid to terminate the lease contracts before the end of their terms.

     The amount accrued at December 31, 2002 for employee severance and related benefits relates to severance payments which have not yet been made to employees whose positions were eliminated as part of the reductions in workforce.

     During the year ended December 31, 2001, we recorded restructuring and asset impairment charges of approximately $345.5million related to lease termination costs, employee termination benefits, asset disposals, asset impairment and other exit costs, inclusive of adjustments recorded in 2001. For the year ended December 31, 2001, this charge included an impairment of $284.4 million of identifiable assets and goodwill in accordance with SFAS No. 121, and $61.2 million for lease termination costs, employee termination benefits, and asset disposals. Of the total amount of $345.5 million, $268.6 million related to continuing operations and is recorded in restructuring and asset impairment charges in the consolidated statement of operations and the remaining $76.9 million is included in income (loss) from operations of discontinued operations.

     During the year ended December 31, 2000, we recorded a $6.4 million investment impairment charge.

(7)  Detail of Certain Balance Sheet Accounts

     Prepaid expenses and other current assets consists of the following balances (in thousands):

	December 31,

	2002	2001

Corporate bonds	$975	$—
Ariba common stock (see Note 9)	1,047	—
Restricted cash	1,141	1,953
Other	729	4,005

	$3,892	$5,958

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Property and equipment consists of the following balances (in thousands):

	December 31,

	2002	2001

Software	$1,386	$2,742
Computer equipment	914	8,888
Office equipment and furniture	386	1,655
Leasehold improvements	62	338

	2,748	13,623
Less: accumulated depreciation and amortization	(1,836)	(6,727)

Property and equipment, net	$912	$6,896

     Amortization applicable to property and equipment under capital leases is included in depreciation expense.

     During the year ended December 31, 2002, we recorded a charge of approximately $3.0 million related to the impairments of leasehold improvements for abandoned facilities, as well as impairments to furniture, office and computer equipment and software no longer being utilized in the ongoing operations of the business.  For the year ended December 31, 2001, we recorded a $37.1 million restructuring charge related to asset disposals, net of cash received.

     Other assets consists of the following balances (in thousands):

	December 31,

	2002	2001

Restricted cash	$544	$1,741
Ariba forward sale costs (see Note 9)	836	2,511
Loans receivable	—	506
Deferred warrants	—	2,112
Deferred convertible debt costs	86	410
Other	212	394

	$1,678	$7,674

     Accounts payable and accrued expenses consists of the following balances (in thousands):

	December 31,

	2002	2001

Accounts payable	$894	$3,563
Compensation and related costs	218	5,608
Acquisition related costs	85	5,469
Restructuring costs	3,534	7,082
Taxes and interest payable	628	2,498
Professional, investor and litigation costs	572	1,273
Other	1,721	1,777

	$7,652	$27,270

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Other current liabilities consists of the following balances (in thousands):

	December 31,

	2002	2001

Ariba forward sale obligation (see Note 9)	$1,047	$—
BT put/call obligations	—	13,603
Other	125	—

	$1,172	$13,603

     We had a put/call agreement with BT whereby we could purchase their remaining 10% interest in Verticalnet Europe at any time after March 12, 2002 and BT could sell its investment to us at any time after March 13, 2002.  The fair value of the put/call price of approximately $13.6 million was included in other current liabilities on the consolidated balance sheet as of December 31, 2001. On September 12, 2002, the Company completed the repurchase of the remaining 10% interest in Verticalnet Europe for consideration of $6.5 million in cash and 1,000,000 shares of Verticalnet common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment).

     In connection with this settlement, the put and call agreement between Verticalnet and BT was terminated, as well as BT’s put right under this agreement that would have required us to repurchase the BT shares. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation that was included in current liabilities on the consolidated balance sheet as of December 31, 2001.  As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT.

(8)  Goodwill and Other Intangibles

     We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of the Statement, we ceased amortization of goodwill and assembled workforce as of January 1, 2002. The carrying amount of goodwill at December 31, 2001 was $27.6 million, all of which was written off when the Company performed its impairment test as of September 30, 2002.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following table provides a reconciliation of reported income (loss) attributable to common shareholders for the years ended December 31, 2002, 2001 and 2000 to the adjusted income (loss) attributable to common shareholders excluding amortization expense relating to goodwill and assembled workforce (in thousands, except for per share data):

	Year Ended December 31,

	2002	2001	2000

Reported income (loss) attributable to common shareholders	$74,664	$(768,272)	$(316,580)
Add back: Goodwill and assembled workforce amortization	—	105,069	121,650

Adjusted income (loss) attributable to common shareholders	$74,664	$(663,203)	$(194,930)

Basic income (loss) per common share:
Reported income (loss) attributable to common shareholders	$6.22	$(79.27)	$(38.08)
Goodwill and assembled workforce amortization	—	10.84	14.63

Adjusted income (loss) attributable to common shareholder	$6.22	$(68.43)	$(23.45)

Diluted loss per common share:
Reported loss attributable to common shareholders	$(1.87)	$(79.27)	$(38.08)
Goodwill and assembled workforce amortization	—	10.84	14.63

Adjusted loss attributable to common shareholders	$(1.87)	$(68.43)	$(23.45)

The following table reflects the components of amortizable intangible assets as of December 31, 2002 and 2001 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
2002:
Amortizable intangible assets:	$1,925	$642
Existing technology	775	258

Customer contracts	$2,700	$900

2001:
Amortizable intangible assets:
Existing technology	$4,025	$2,100
Customer contracts	890	—

	$4,915	$2,100

     During the years ended December 31, 2002, 2001 and 2000, we recognized $0, $105.1 million and $121.7 million, respectively, in intangible asset amortization expense related to continuing operations.

     The following sets forth the estimated remaining amortization expense on intangible assets for the fiscal years ending on December 31 (in thousands):

2003	$900
2004	900
Thereafter	0

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9)  Investments

Available-For-Sale

     Investments categorized as available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Market Value

December 31, 2002
Marketable equity securities.	$52,862	$0	$(51,809)	$1,053

December 31, 2001
Marketable equity securities	$52,862	$2	$(50,229)	$2,635

     In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. (“Tradex”) for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. (“Ariba”). On March 10, 2000, pursuant to the terms of the Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba’s common stock, of which 64,310 shares were placed in escrow for one year subsequent to the transaction’s closing. Based on the fair market value of Ariba’s common stock on March 10, 2000, we recorded an $85.5 million gain on the disposition of the Tradex investment. After selling 140,000 shares in March 2000 at a loss of $5.6 million, we recorded a net investment gain of $79.9 million for the three months ended March 31, 2000. In March 2001, 49,982 of our escrowed Ariba shares were released, with the remaining 14,328 shares being held in escrow pending the resolution of a dispute under the Agreement and Plan of Reorganization. In light of the continued uncertainty around whether the Ariba shares remaining in escrow will eventually be released to us, we recorded a $2.2 million loss on investment during the three months ended March 31, 2001 to adjust the original investment gain we recorded when the transaction closed. To the extent the pending dispute is resolved in whole or in part in Tradex’s favor, we will subsequently record an additional adjustment.

     In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba’s common stock.

     The fair value of the obligation in connection with the forward sale of $1.0 million and $2.6 million, is reflected in other current liabilities as of December 31, 2002 and other long-term liabilities as of December 31, 2001. The initial cost of the transaction, which was approximately $5.0 million, is being amortized over the life of the agreement. The remaining carrying value of approximately $0.8 million at December 31, 2002 is included in other assets.

     Our investment in Ariba common stock of approximately $1.0 million and $2.6 million is included in prepaid expenses and other assets as of December 31, 2002 and long-term investments as of December 31, 2001. Our marketable equity securities are classified as available-for-sale and are stated at fair market value based on quoted market prices.  During the year ended December 31, 2001, we recognized an impairment charge, included in interest and other income (expenses), net, of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Proceeds from sales of available-for-sale investments were approximately $21.5 million and $141.6 million, respectively, for the years ended December 31, 2001 and 2000. There were no sales during the year ended December 31, 2002. Realized gains and losses are computed on a specific identification basis.

Cost Method Investments

     At December 31, 2002 and 2001, cost method investments were approximately $0.6 million and $10.6 million, respectively.

     On September 30, 2002, the Company and its wholly owned subsidiary, VNI Holdings, Inc. (“VNI”), entered into an agreement with another investor of Converge to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. Under the terms of the agreement, at the second closing, which has not yet occurred, the Company is expected to transfer to the buyer all of the outstanding capital stock of VNI, which owns all of the Company’s remaining equity interest in Converge. If the Company is not able to transfer the stock of VNI in accordance with the agreement, then the buyer has the right to require VNI to transfer the remaining Converge equity interests to the buyer and the Company will be required to refund approximately $0.1 million of cash consideration to the buyer. The buyer holds an irrevocable proxy to vote the Converge equity interests, and has no course of action available to it with regard to the second closing, other than as discussed above.

     For the year ended December 31, 2002, we recorded impairment charges of $9.6 million related to our total Converge investment, which includes the $3.5 million invested by the Company during February 2002. These impairment charges are included in interest and other income (expense), net. The Converge investment was valued at $7.8 million at December 31, 2001. During the year ended December 31, 2001, we recorded an impairment charge of $207.2 million related to our Converge investment based upon an independent valuation.

     During the year ended December 31, 2002, we recorded additional impairment charges of approximately $2.0 million for other than temporary declines in the fair values of our other cost method investments. These impairment charges are included in interest and other income (expense), net. During the year ended December 31, 2001, we recorded additional impairment charges of approximately $12.0 million, which are included in interest and other income (expense), net, for other than temporary declines in the fair values of our other cost method investments.

     During the year ended December 31, 2002, we sold a cost method investment for proceeds of approximately $2.3 million and realized an immaterial gain.

Equity Method Investments

     At December 31, 2001, our equity method investments were approximately $0.2 million. During the year ended December 31, 2002 all of our equity method investments have either been dissolved by mutual agreement of the investors or we have sold our ownership to the other investors. At December 31, 2001, our remaining investment balance of $0.2 million related to the proceeds received in March 2002 from the liquidation of Verticalnet Kabushiki Kaisha (Verticalnet Japan). Our loss from equity method investments, which is included in income (loss) from operations of discontinued operations, is approximately $2.3 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, we recorded impairment charges (net of cash returned from the sale or liquidation of investments) of approximately $1.6 million.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(10)  Strategic Relationships

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

     The Company and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. As of May 2002, all license payments had been received and the remaining deferred license revenue was to be recognized on a straight-line basis through December 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced Converge’s aggregate obligation by $0.5 million. The expected contractual maintenance payments under the new agreements plus the remaining deferred revenue under the original agreements were to be recognized on a straight-line basis through December 2003. In August 2002, Converge notified the Company that they would not be paying the remaining maintenance amounts through December 2003 according to the first amendment to the maintenance and support agreement. Converge proposed an amended payment schedule that extends the payments terms through October 2006 for the remaining $1.8 million due.  This amended payment schedule has not yet been finalized. Due to the risk of non-collection of all or a portion of the remaining amounts due, the Company began recognizing maintenance revenue from the Converge contract on a cash basis beginning in the fourth quarter of 2002. The remaining amount due from Converge of $1.7 million has been fully reserved for as of December 31, 2002. This amount will be recognized as revenue in 2003 and beyond if and when it is collected.

     In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Below are the contractual payments, either made or still due from Converge under the revised terms of the agreements, for the years ending December 31, 2002 and 2001 (in thousands):

2002:

	Remaining contractual payments as of December 31, 2001	Adjustments due to February 2002 contractual revisions	Cash received during the year ended December 31, 2002	Remaining contractual payments as of December 31, 2002 (a)

Subscription license	$9,000	$—	$(9,000)	$—
Maintenance and support	3,750	(500)	(1,592)	1,658

	$12,750	$(500)	$(10,592)	$1,658

2001:

	Contractual payments under original agreements	Adjustments due to October 2001 contractual changes	Cash received during the year ended December 31, 2001	Remaining contractual payments as of December 31, 2001

Subscription license	$73,000	$(23,000)	$(41,000)	$9,000
Professional services	35,000	(23,750)	(11,250)	—
Maintenance and support	—	4,500	(750)	3,750

	$108,000	$(42,250)	$(53,000)	$12,750

     (a) The Company has fully reserved for this accounts receivable due to the inherent risk and uncertainty related to its collection.

     During the years ended December 31, 2002 and 2001, we recognized revenues of approximately $33.8 million and $29.8 million, respectively, under the Converge agreements. Deferred revenue related to the Converge agreements was approximately $23.2 million as of December 31, 2001.

(11)  Debt and Convertible Notes

     Debt and convertible notes consist of the following (in thousands):

	December 31,

	2002	2001

Capital leases	$573	$1,896
Convertible notes	7,135	21,705

	7,708	23,601
Less: current portion	(415)	(1,346)

Long-term debt and convertible notes	$7,293	$22,255

     In September and October of 1999, we completed the sale of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $200 per share, subject to adjustment under certain circumstances. On February 11, 2000, we filed a registration statement with the Securities and

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Exchange Commission covering the convertible subordinated debentures and the shares of common stock underlying the debentures. The registration statement was declared effective on April 7, 2000. We may redeem the debentures if the price of our common stock is above $340 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures.

     In April 2000, approximately $93.3 million of the 5 1/4% convertible subordinated debentures were converted into 466,475 shares of common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the related debt holders which is included in interest and other income (expense), net and wrote off against additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of debt converted to equity.

     On July 30, 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included $0.8 million, or 1,270,854 shares, in common stock consideration, and $2.2 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, we wrote off, against additional paid-in-capital, approximately $0.2 million in deferred debt offering costs attributable to the portion of debt repurchased. The Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This charge is included in interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2002.

     In December 2002, we completed the repurchase of $0.7 million of our 5 1/4 % convertible subordinated debentures for total consideration of $0.1 million.  We recognized a gain of $0.6 million in connection with the repurchase.

     We have several capital leases with various financial institutions for computer and communications equipment used in operations with remaining lease terms ranging from one to three years.  The interest rates under the leases range from 8% to 20%. At December 31, 2002 and 2001, the book value of assets held under capital leases was approximately $0 and $0.3 million, respectively.

     At December 31, 2002, long-term debt and capital lease obligations will mature as follows (in thousands):

2003	$415
2004	7,286
2005	7

Total	$7,708

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(12)  Commitments and Contingencies

     Future minimum lease payments remaining under our operating leases for the fiscal years ending December 31 are as follows (in thousands):

	Original Lease Obligations	Restructured Lease Obligations

2003	$2,800	$3,088
2004	2,566	646
2005	2,002	124
2006	1,655	31
2007	1,370	—
Thereafter	2,227	—

Total	$12,620	$3,889

     These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of December 31, 2002. Subsequent to year end, we have amended our lease with our primary landlord, which represents a reduction of approximately $16.4 million of the original lease obligations, this consisted of both future minimum lease payments and related operating expenses. We currently estimate the remaining termination costs of these leases to be approximately $3.5 million, which are included in accounts payable and accrued expenses.

     In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. During the years ended December 31, 2002 and 2001, we recognized advertising revenues under the subject agreement of $0 and $5.0 million, respectively. From inception of the agreement through completion, we recorded advertising revenues of $22.2 million and advertising expenses of $19.3 million. We believe the ultimate resolution of such comments would not change our accumulated deficit at December 31, 2002. For the years ended December 31, 2002 and 2001, these differences are estimated to be $0 and a reduction of net reported expense of $5.7 million, respectively. The consolidated balance sheets as of December 31, 2002 and December 31, 2001 do not include any assets or liabilities associated with advertising activities under the subject agreement. We further believe that the cash flows from operations for the years ended December 31, 2002 and 2001 would be unaffected by any potential change in presentation.

     Additionally, there were certain other “barter” transactions recognized by the Company in accordance with EITF Issue No. 99-17 which could be impacted by the comments provided by the SEC as noted above. The Company is currently evaluating the impact that a change in presentation would have should such change be required. We believe that any change in presentation or recognition of revenues and expenses for these transactions would not result in a change to our accumulated deficit at December 31, 2002.

     During June 2002, the Company sold its SMB unit. Accordingly, that business unit is reflected in our financial statements as a discontinued operation for all periods presented. Such presentation requires that all elements of revenue and expense of the SMB unit be netted as a single line item to report net results of discontinued operations. As a result, we believe that any potential change in the presentation or recognition of revenues and expenses under “barter” arrangements would have an immaterial effect on the presentation of our statements of operations.

     The Company has filed its response to the matters raised by the SEC and is awaiting response from the SEC. We are currently in the process of resolving these matters with the SEC and believe the historical classifications

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of revenue and expense for the SMB unit are appropriate. As of the date of this filing, we cannot provide assurance, however, that the SEC will declare the Form S-3 effective without us first amending the reports that are incorporated into the Form S-3. The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations.

Pennsylvania Tax Grants

     In July 2000, we entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania Department of Community and Economic Development (“PaDCED”) whereby we received a grant in the amount of $1.0 million from the Commonwealth. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that we would operate in the Horsham facility for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $0.4 million from the Commonwealth, which amount was increased to $0.6 million in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in the Malvern facility for at least five years. Both contracts contain a provision that requires repayment of the grant amount in the event the conditions are not met.

     In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant.  The Company has responded to the PaDCED and believes that Verticalnet has substantially complied with the conditions.  Although we intend to negotiate an amicable settlement of the matter, we will vigorously defend any action to recover the grant amount.

(13)  Litigation

     On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 -- Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an Order denying a Motion made by the defendants to

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

dismiss the actions in their entirety, but granting the Motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

     We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(14)  Capital Stock

     At December 31, 2002, our amended and restated Articles of Incorporation provide us the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Common Stock

     On January 22, 2001, we sold approximately 280,000 shares of our common stock to Sumitomo for $15.0 million. Under the agreement, Sumitomo could not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

Series A 6.00% Convertible Redeemable Preferred Stock

     In April 2000, Microsoft made a $100.0 million equity investment in Verticalnet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock (“Series A Preferred Stock”), which were initially convertible into 115,108 shares of our common stock, and the warrants described below. On June 28, 2002, we completed the repurchase of all of our outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled the common stock purchase warrant, dated April 7, 2000. The difference between the carrying amount and the amount paid in the repurchase of approximately $101.0 million is recorded in additional paid in capital and included in income attributable to common shareholders for the year ended December 31, 2002.

     Based on an independent valuation of the Series A convertible redeemable preferred stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.0 million were recorded, respectively. The fair value of the warrants was recorded as additional paid-in capital. The approximately $7.6 million excess of the fair value over the actual cash received was recorded as a deferred cost in other assets and was amortized to expense on a straight-line basis over the period of the commercial agreement.

     Based on the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for which a consensus was reached in the fourth quarter of 2000, the Series A convertible redeemable preferred stock was classified outside of shareholders’ equity (deficit).

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Warrants

     Outstanding warrants as of December 31, 2002 consist of the following:

Date Granted	Number of Warrants	Exercise Price	Expiration Date

April 1997	1,548	$1.90	April 2007
November 1998	36,467	8.80	November 2008
November 1998	24,688	40.00	November 2008

Stock Option Plans

     Since 1996, the Company has established or acquired various long term incentive and equity compensation plans. The various plans were established to provide additional incentives to our employees, non-employee directors, consultants and advisors.

     The exercise price for the options is determined by our board of directors, but generally is not less than 100% of the fair market value of the common stock on the date of grant. Generally, the options vest over a two-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options.

     As of December 31, 2002 there was a total of 2,550,339 shares available for grant under the various equity compensation plans.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following table summarizes the activity for our stock option plans:

	Shares	Weighted average exercise price

Outstanding at December 31, 1999	1,550,502	$195.80
Options granted.	2,112,678	436.50
Options exercised	(380,610)	68.40
Options cancelled	(654,494)	405.20

Outstanding at December 31, 2000	2,628,076	344.40
Options granted	2,716,281	15.20
Options exercised	(147,357)	6.80
Options cancelled	(2,357,269)	281.30

Outstanding at December 31, 2001	2,839,731	100.20
Options granted	1,609,550	3.96
Options exercised	(154,248)	2.56
Options cancelled.	(2,058,093)	123.17

Outstanding at December 31, 2002	2,236,940	$16.55

     The following tables summarize information about stock options outstanding at December 31, 2002 .

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01	175,000	9.9	$0.01	—	$0.00
0.03	5,405	0.3	0.03	5,405	0.03
0.73 — 1.01	9,552	9.6	0.99	552	0.99
1.10	909,250	9.7	1.10	99,437	1.10
2.00 — 2.88	33,412	5.2	2.07	33,412	2.07
3.40 — 4.80	295,494	4.3	3.53	267,315	3.53
6.58	87,449	5.5	6.58	80,307	6.58
10.00 — 13.90	384,269	8.7	10.77	113,143	10.92
15.50 — 19.40	187,483	5.3	19.34	181,326	19.34
23.64 — 27.40	47,270	8.3	24.43	44,537	24.43
40.00 — 59.09	41,412	6.0	53.88	40,631	53.88
60.78	2,689	6.9	60.78	2,457	60.78
121.56 — 165.00	6,063	6.8	134.14	5,631	134.14
278.91 — 401.25	40,314	7.0	337.10	28,972	337.10
430.63 — 448.13	3,200	7.6	435.00	2,080	435.00
685.00 — 721.88	6,072	2.8	703.06	5,474	703.05
1,130.00	2,606	7.1	1,130.00	1,826	1,130.00

	2,236,940			912,505

The per share weighted-average fair value of options issued by us during 2002, 2001 and 2000 was $34.00, $12.00 and $401.40, respectively.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The following range of assumptions were used to determine the fair value of stock options:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	157%	120%	120%
Average expected option life	4.0 years	4.0 years	3.9 years
Risk-free interest rate	3.0%	4.2%	6.2%

Employee Stock Purchase Plan

     In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee’s eligible compensation, up to a maximum of 400 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 120,000 to 200,000. At December 31, 2002, approximately128,893 of these shares remain available. No employees participated in the plan as of December 31, 2002.

(15)  Income (Loss) Per Share

     During the years ended December 31, 2001 and 2000, the dilutive earnings per share calculation was the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive.

     The following table sets forth the computation of net income (loss) per common share for the year ended December 31, 2002 (in thousands, except for per share data):

	Net Income (Loss)	Shares	Per Share Amount

Net loss	$(22,516)
Less: Preferred stock dividends and accretion	(3,861)
Plus: Repurchase of convertible redeemable preferred stock	101,041

Basic Earnings Per Share
Income attributable to common shareholders	74,664	12,004	$6.22

Effect of Dilutive Securities
Convertible redeemable preferred stock	(97,180)	64

Diluted Earnings Per Share
Loss attributable to common shareholders and assumed conversions	$(22,516)	12,068	$(1.87)

     Potentially dilutive common shares of 2,335,318, in 2002, 3,171,888 in 2001 and 2,959,449 in 2000, were excluded because their effect was anti-dilutive.

(16)  Defined Contribution Plan

     In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. To date, we have not made any contributions to the plan.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(17)  Income Taxes

     The Company incurred losses for both income tax and financial statement purposes for all periods reported. Accordingly, no provision for income taxes has been recorded.  The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35%) to income taxes is due to the loss for which no tax benefit is currently recognizable.

     The components of the net deferred tax assets as of December 31, 2002 and 2001 consist of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating losses	$220,614	$233,910
Capital losses	76,853	—
Reserves	3,595	1,309
Depreciation and amortization	2,287	13,992
Deferred revenue and other	317	12,048
Investment impairment	1,791	96,411

Total gross deferred tax assets	305,457	357,670
Valuation allowance	(304,453)	(336,247)

	1,004	21,423
Deferred tax liabilities:
Internally developed software costs	—	(2,372)
Gain on investment	(1,004)	(19,051)

Total deferred tax liabilities	(1,004)	(21,423)

Net deferred tax asset	$—	$—

     Deferred income taxes reflect the net effects of net operating loss and capital loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2002 and 2001. The net change in the valuation allowance for deferred tax assets at December 31, 2002 and 2001 was a decrease of $31.8 million and an increase of $133.6 million, respectively.

     As of December 31, 2002, we have approximately $532 million of net operating loss carryforwards for federal and state income tax purposes. The federal carryforwards will begin expiring in 2011 if not utilized.  The majority of the state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

     Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforwards is limited following a change in ownership of greater than 50% within a three-year period. Due to our prior equity transactions, our net operating loss carryforwards are subject to an annual limitation generally determined by multiplying our market value on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 1999 to 2001. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies, their net operating losses of approximately $46.5 million became subject to an annual limitation of approximately $3.2 million.

     As of December 31, 2002, we have approximately $220 million of capital loss carryforwards for federal income tax purposes. These carryforwards will expire in 2007 if not utilized.

     Additionally, at December 31, 2002, approximately $106.5 million of the gross deferred tax asset will be recorded directly to equity to the extent such assets are realized.

(18)  Interest and Other Income (Expense), Net

     Interest and other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Transactions gain	$939	$910	$—
Write off of obsolete software	(711)	(2,819)	(4,122)
Equity investment loss	—	(2,312)	—
Inducement charge	(2,869)	—	—
Interest income (expense)	(2,597)	37	—
Gain (loss) on early extinguishment of debt	4,804	—	(11,207)
Realized gain (loss) on investments	—	(3,829)	79,875
Impairment charges – investments	(11,564)	(231,327)	—
In-process research and development charge	—	(420)	(10,000)
Other income (expense) items including terminated deal costs	(1,480)	3,029	(1,661)

Interest and other income (expense), net	$(13,478)	$(236,731)	$52,885

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(19)  Summarized Quarterly Data (Unaudited)

     The quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Revenues	$8,005	$6,242	$6,584	$22,893
Income (loss) from continuing operations	(5,763)	(9,858)	(32,595)	17,357
Income from operations and disposal of discontinued operations	7,481	862	—	—
Net income (loss)	1,718	(8,996)	(32,595)	17,357
Net income (loss) attributable to common shareholders.	(199)	90,102	(32,595)	17,357
Basic income (loss) per common share:
Continuing operations	$(0.69)	$7.91	$(2.66)	$1.30
Discontinued operations	0.67	0.09	—	—
Loss on disposal of discontinued operations	—	(0.01)	—	—

Income (loss) per common share	$(0.02)	$(7.99)	$(2.66)	$1.30

Diluted income (loss) per common share:
Continuing operations	$(0.69)	$(0.86)	$(2.66)	$1.30
Discontinued operations	0.67	0.09	—	—
Loss on disposal of discontinued operations	—	(0.02)	—	—

Income (loss) per common share	$(0.02)	$(0.79)	$(2.66)	$1.30

     The basic income (loss) per common share amounts and the fully diluted income (loss) per common share amounts noted above for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 differ from the amounts previously reported in the respective Form 10-Qs.  The differences are due to adjustments to the weighted average shares outstanding (for both the basic and diluted calculations) for the three quarters noted above, as well as an adjustment related to the treatment of the redemption of the convertible redeemable preferred stock for the diluted calculation for the quarter ended June 30, 2002.

	Quarter Ended

	March 31	June 30	September 30	December 31

2001
Revenues	$9,293	$9,794	$9,710	$7,322
Loss from continuing operations	(70,484)	(235,457)	(244,651)	(119,605)
Income (loss) from operations and disposal of discontinued operations	(19,863)	(68,563)	4,869	(7,098)
Net loss	(90,347)	(304,020)	(239,782)	(126,703)
Net loss attributable to common shareholders	(92,166)	(305,862)	(241,649)	(128,595)
Basic income (loss) per common share:
Continuing operations	$(7.80)	$(24.28)	$(25.12)	$(12.26)
Discontinued operations	(2.09)	(6.67)	0.49	(0.72)
Loss on disposal of discontinued operations	(0.06)	(0.35)	—	—

Income (loss) per common share	$(9.95)	$(31.30)	$(24.63)	$(12.98)

Diluted income (loss) per common share:
Continuing operations	$(7.80)	$(24.28)	$(25.12)	$(12.26)
Discontinued operations	(2.09)	(6.67)	0.49	(0.72)
Loss on disposal of discontinued operations	(0.06)	(0.35)	—	—

Income (loss) per common share	$(9.95)	$(31.30)	$(24.63)	$(12.98)

(20)  Subsequent Events

     In February 2003, the Company reached an agreement to terminate one of its capital lease obligations.  The lease obligation, which had a recorded value of $0.4 million, was settled for an immaterial amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     Information with respect to our directors may be found under the caption “Proposal No. 1 -- Election of Directors” in our proxy statement for the 2003 Annual Meeting of Shareholders to be held on June 18, 2003 (the “Proxy Statement”). Information with respect to our executive officers may be found under the caption “Executive and Senior Officers” included in Part I of this report. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

     The information in the Proxy Statement set forth under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information in the Proxy Statement set forth under the caption entitled “Stock Ownership” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

     The information in the Proxy Statement set forth under the caption entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Document filed as Part of this Report

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     3.          Exhibits.

     See paragraph(c) below.

     (b) Reports on Form 8-K.

     None

     (c) Exhibits

     The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (9)
3.5	Amended and Restated Bylaws (1)
4.1	Indenture, dated September 27, 1999, between Verticalnet, Inc. and Bankers Trust Company (3)
4.2	Registration Rights Agreement, dated September 27, 1999, between Verticalnet, Inc. and the initial purchasers of its 5 1/4% Convertible Subordinated Debentures (3)
4.3	Registration and Lock-Up Agreement, dated as of December 28, 2001, by and among Verticalnet, Inc. and certain stockholders of Atlas Commerce, Inc. (7)
10.1	Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock, dated November 25, 1998, issued to Progress Capital, Inc. (1)
10.2	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)
10.3	Series A Preferred Stock Purchase Agreement, dated as of September 12, 1996, between Internet Capital Group, L.L.C. and Verticalnet, Inc. (1)
10.4	Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors (1)
10.5	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)
10.6	Exchange, Registration and Lock-Up Agreement, dated as of September 12, 2002, between Verticalnet, Inc. and Ballinrobe Limited (10)
10.7	Asset Purchase Agreement, dated as of June 28, 2002, between Verticalnet, Inc., Verticalnet LLC, Vert Tech LLC, Corry Publishing, Inc. and Vert Markets Inc. (9)
10.8	Agreement of Merger dated as of December 28, 2001 by and among Verticalnet, Inc., Everest Acquisition Co. and Atlas Commerce, Inc. (7)
10.9	Subscription License Agreement, dated as of December 19, 2000, among Verticalnet, Inc., Tradeum, Inc. d/b/a Verticalnet Solutions and Converge, Inc. (8)
10.10	First Amendment to Subscription License Agreement, dated as of January 31, 2001, among Verticalnet, Inc., Verticalnet Solutions LLC and Converge, Inc. (8)
10.11	Amended and Restated Subscription License Agreement, dated as of October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)
10.12	Maintenance and Support Agreement, dated October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)
10.13	First Amendment to the Amended and Restated Subscription License Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)
10.14	First Amendment to Maintenance and Support Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)
10.15	Second Amendment to Amended and Restated Subscription License Agreement, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (13)

10.16

Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania)*

10.17	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Coda Convertible Fund III*
10.18	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and James Nolen *
10.19	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Jeremiah P. O’Grady*
10.20	Securities Purchase Agreement dated as of September, 2002, by and among VNI Holdings Inc., Verticalnet, Inc., and Pharos Capital Partners, L.P.*
10.21	Amended and Restated 1996 Equity Compensation Plan (1)(6)
10.22	1999 Equity Compensation Plan(3)(6)(14)
10.23	Verticalnet, Inc. 2000 Equity Compensation Plan (4)(6)
10.24	Amended and Restated Equity Compensation Plan for Employees (5)(6)
10.25	1999 Long Term Incentive Plan (6)(15)
10.26	Employment Agreement, dated October 1, 2001, between Verticalnet, Inc. and Michael J. Hagan (6)(8)
10.27	Employment Agreement, dated October 1, 2001, between Verticalnet, Inc. and James W. McKenzie, Jr. (6)(8)
10.28	Employment Agreement, dated February 7, 2002, between Verticalnet, Inc. and John A. Milana (6)(11)
10.29	Amendment No. 1 to Employment Agreement of John A. Milana (6)(13)
10.30	Employment Agreement, dated February 19, 2002, between Verticalnet, Inc. and Kevin S. McKay (6)(11)
10.31	Restricted Stock Unit Agreement, dated February 19, 2002 between Verticalnet, Inc. and Kevin S. McKay (6)(11)
10.32	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz* (6)
10.33	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick*(6)
10.34	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn*(6)
21	Subsidiaries of the registrant*
23.1	Consent of KPMG LLP*
99.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated March 31, 2003*
99.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated March 31, 2003*

*	Filed herewith
(1)	Filed as an exhibit to the registrant’ Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 1999.
(4)

Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on April 27, 2000. This exhibit was approved by the registrant’s shareholders at the registrant’s 2000 Annual Meeting.

(5)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s report on Form 8-K dated January 4, 2002.
(8)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2001.
(9)	Filed as an exhibit to the registrant’s report on Form 8-K dated July 15, 2002.
(10)	Filed as an exhibit to the registrant’s report on Form 8-K dated September 24, 2002.
(11)	Filed as an exhibit to the registrant’s report on Form 10-Q dated May 15, 2002.
(12)	Filed as an exhibit to the registrant’s report on Form 10-Q dated August 14, 2002.
(13)	Filed as an exhibit to the registrant’s report on Form 10-Q dated November 8, 2002.
(14)

Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.

(15)

Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on March 31, 2003.

VERTICALNET, INC.

By:	/s/ GENE S. GODICK

Gene S. Godick
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 31, 2003.

Signature	Title	Date

/s/ MICHAEL J. HAGAN	Chairman of the Board and Director	March 31, 2003

Michael J. Hagan

/s/ NATHANAEL V. LENTZ	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2003

Nathanael V. Lentz

/s/ GENE S. GODICK	Executive Vice President and Chief Financial Officer (principal financial officer and accounting officer)	March 31, 2003

Gene S. Godick

/s/ JEFFREY C. BALLOWE	Director	March 31, 2003

Jeffrey C. Ballowe

/s/ ROBERT F. BERNSTOCK	Director	March 31, 2003

Robert F. Bernstock

/s/ WALTER W. BUCKLEY, III	Director	March 31, 2003

Walter W. Buckley, III

/s/ JOHN N. NICKOLAS	Director	March 31, 2003

John N. Nickolas

/s/ MARK L. WALSH	Director	March 31, 2003

Mark L. Walsh

CEO CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nathanael V. Lentz, certify that:

1.	I have reviewed this annual report on Form 10-K of Verticalnet, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ NATHANAEL V. LENTZ

Nathanael V. Lentz
President and Chief Executive Officer

Date: March 31, 2003

CFO CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gene S. Godick, certify that:

1.	I have reviewed this annual report on Form 10-K of Verticalnet, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ GENE S. GODICK

Gene S. Godick
Executive Vice President and Chief Financial Officer

Date: March 31, 2003

VERTICALNET, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at the beginning of the year	Charge to costs and expenses	Write-offs	Other(1)	Balance at the end of the year

Allowance for doubtful accounts:
December 31, 2000	$802	$2,372	$(1,102)	$—	$2,072
December 31, 2001	2,072	1,237	(2,308)	(900)	101
December 31, 2002	101	2,917	(1,330)	(4)	1,684

(1) Primarily pertains to the SMB and JM Computer, Inc. (sold in March 2002) allowance balances at December 31, 2001 of ($837) and ($47), respectively.