Form 10-Q
period 2003-03-31
VERTICALNET INC
filed 2003-05-15
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-25269

VERTICALNET, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2815834 (I.R.S. Employer Identification No.)

400 Chester Field Parkway
Malvern, Pennsylvania 19355
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(610) 240-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of May 1, 2003 was 13,652,286.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

SIGNATURES	30

CERTIFICATIONS	31

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,090	$7,979
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2003 and $1,684 at December 31, 2002	1,837	1,586
Prepaid expenses and other current assets	3,818	3,892

Total current assets	11,745	13,457
Property and equipment, net	494	912
Other investments	606	606
Intangible assets, net of accumulated amortization (see Note 5)	1,575	1,800
Other assets	630	1,678

Total assets	$15,050	$18,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30	$415
Accounts payable and accrued expenses	5,386	7,652
Deferred revenues	728	279
Other current liabilities	1,190	1,172

Total current liabilities	7,334	9,518
Long-term debt and convertible notes	7,155	7,293

Total liabilities	14,489	16,811

Commitments and contingencies (see Notes 8 and 9)
Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, None issued at March 31, 2003 and December 31, 2002	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 13,717,922 shares issued at March 31, 2003 and 13,708,546 shares issued at December 31, 2002	137	137
Additional paid-in capital	1,170,805	1,170,742
Deferred compensation	(210)	(239)
Accumulated other comprehensive loss	(716)	(736)
Accumulated deficit	(1,168,650)	(1,167,457)
Treasury stock at cost, 65,636 shares at March 31, 2003 and December 31, 2002	(805)	(805)

Total shareholders’ equity	561	1,642

Total liabilities and shareholders’ equity	$15,050	$18,453

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenues:
Software license	$239	$6,258
Services and maintenance	3,192	1,747

Total revenues	3,431	8,005

Cost of revenues:
Cost of software license	188	426
Cost of services and maintenance	720	1,463

Total cost of revenues	908	1,889

Gross profit	2,523	6,116

Research and development	1,119	3,516
Sales and marketing	667	1,749
General and administrative	1,552	3,551
Restructuring and asset impairment charges	(6)	1,355
Amortization expense	—	1,056

	3,332	11,227

Operating loss	(809)	(5,111)
Interest and other expense, net	(384)	(652)

Loss from continuing operations	(1,193)	(5,763)
Discontinued operations:
Income from operations of discontinued operations	—	7,481

Net income (loss)	(1,193)	1,718
Preferred stock dividends and accretion	—	(1,917)

Loss attributable to common shareholders	$(1,193)	$(199)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.69)
Income from discontinued operations	—	0.67

Loss per common share	$(0.09)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	13,400	11,073

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities
Net income (loss)	$(1,193)	$1,718
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	390	3,222
Other non-cash charges	91	(222)
Loss (gain) on disposal of property and equipment	9	(108)
Realized loss (gain) on investments	(113)	10
Change in assets and liabilities:
Accounts receivable	(251)	(1,636)
Prepaid expenses and other assets	(564)	1,378
Accounts payable and accrued expenses	(2,788)	(8,877)
Deferred revenues	449	(9,970)
Other current liabilities	—	791

Net cash used in operating activities	(3,970)	(13,694)

Cash flows from investing activities
Proceeds from sale of short-term investments	979	—
Proceeds from sale of cost and equity method investments	—	305
Purchase of cost and equity method investments	—	(3,500)
Restricted cash	837	1,487
Proceeds from sale of assets	292	239
Capital expenditures	(35)	(323)

Net cash provided by (used in) investing activities	2,073	(1,792)

Cash flows from financing activities
Principal payments on long-term debt and obligations under capital leases	—	(953)
Proceeds from employee stock plans	1	217

Net cash provided by (used in) financing activities	1	(736)

Effect of exchange rate fluctuation on cash and cash equivalents	7	(47)

Net decrease in cash	(1,889)	(16,269)
Cash and cash equivalents - beginning of period	7,979	50,252

Cash and cash equivalents - end of period	$6,090	$33,983

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$187	$569
Supplemental schedule of non-cash investing and financing activities
Preferred dividends paid through issuance of additional securities	$—	$1,917

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 2002	13,709	$137	$1,170,742	$(239)	$(736)	$(1,167,457)	$(805)	$1,642
Exercise of restricted units	9	—	1	—	—	—	—	1
Unearned compensation	—	—	62	(62)	—	—	—	—
Amortization of unearned compensation	—	—	—	91	—	—	—	91
Net loss	—	—	—	—	—	(1,193)	—	(1,193)
Other comprehensive income	—	—	—	—	20	—	—	20

Balance, March 31, 2003 – (Unaudited)	13,718	$137	$1,170,805	$(210)	$(716)	$(1,168,650)	$(805)	$561

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2003	2002

Net income (loss)	$(1,193)	$1,718
Unrealized gain on forward sale	—	724
Foreign currency translation adjustment	7	68
Unrealized gain (loss) on investments	13	(728)

Comprehensive income (loss)	$(1,173)	$1,782

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Background and Basis of Presentation

Company Overview

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet”, “the Company”, “the registrant”, “we”, or “us”.

We are a provider of Strategic Sourcing and Supply Management solutions that enable companies to identify, negotiate, realize, and maintain supply chain savings. Led by our Spend Analysis solution that provides companies with insight into enterprise-wide spending, Verticalnet’s full suite of Supply Management solutions enables companies to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles.

With the completion of the June 2002 sale of our Small/Medium Business (“SMB”) unit that operated and managed 59 industry-specific online marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers. The operating results of this unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements.

Our consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

On July 1, 2002, the Company announced that its board of directors had approved a one-for-ten reverse stock split effective with the commencement of trading on July 15, 2002. All references in the consolidated financial statements to shares and per share amounts have been adjusted for this split.

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

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At March 31, 2003, we had approximately $0.8 million and $0.1 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet. At December 31, 2002, we had approximately $1.1 million and $0.5 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet.

Investments

We account for debt securities and marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These available-for-sale investments are classified as prepaid expenses and other current assets on the consolidated balance sheet and are reported at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). Realized gains or losses and other than temporary declines in fair value of available-for-sale securities are reported in interest and other expense, net, as incurred.

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

Computer equipment and software	1.5 - 3 years
Office equipment and furniture	5 years

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

There were no software costs capitalized under SOP 98-1 and SFAS No. 86 during the three months ended March 31, 2003 and 2002. Any costs that were capitalized would be included in property and equipment on the consolidated balance sheet. Amortization expense for the three months ended March 31, 2003 and 2002 was immaterial. The carrying value of the software is regularly reviewed and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. No impairment of capitalized software was recognized during the three months ended March 31, 2003 and 2002.

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Self Insurance

We are self-insured for certain losses related to employee medical benefits. We have purchased stop-loss coverage in order to limit our exposure. Self-insurance losses are accrued based on our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At March 31, 2003 and December 31, 2002, the accrued liability for self-insured losses is included in accounts payable and accrued expenses and approximates $0.2 million and $0.5 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short-term investments and trade receivables. Cash and cash equivalents are held with high quality financial institutions. Short-term investments are primarily held in corporate bonds. We periodically perform credit evaluations of our customers and maintain reserves for potential losses, if necessary. We do not anticipate losses from these receivables in excess of provided allowances.

Revenue Recognition

Software licensing and related services revenues are principally derived from the licensing of our products, from maintenance and support contracts and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase custom development and implementation services from us.

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

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services rendered in connection with the licensing of our software have been considered to be essential to the functionality and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 was related to license fee payments received from Converge, Inc. (“Converge”). Such amounts were to be recognized as revenue on a straight-line basis over the contract term, which was scheduled to end on December 31, 2003. This revenue comprised the majority of our revenue (66%) for the three months ended March 31, 2002. See Note 6 to these consolidated financial statements regarding the November 2002 amendment to the Converge license agreement.

Research and Development

Research and development costs consist primarily of salaries and benefits, consulting and other related expenses, which are expensed as incurred.

Advertising Costs

We expense advertising costs as incurred and report such costs as a component of sales and marketing expense. Advertising expenses for continuing operations were immaterial for the three months ended March 31, 2003 and 2002.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net loss and loss per share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net loss attributable to common shareholders and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Three Months Ended March 31,

	2003	2002

Loss attributable to common shareholders:
As reported	$(1,193)	$(199)
Add: Stock-based employee compensation included in reported net loss	91	31
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(1,465)	(8,180)

Pro forma	$(2,567)	$(8,348)

Loss per common share – basic and diluted:
As reported	$(0.09)	$(0.02)
Pro forma	$(0.19)	$(0.75)

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other expense, net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in interest and other expense, net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in interest and other expense, net.

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

Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity during a period from non-owner sources.

Computation of Historical Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our former Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of loss per common share (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Loss from continuing operations	$(1,193)	$(5,763)
Less: preferred stock dividends and accretion	—	(1,917)

Loss from continuing operations attributable to common shareholders	(1,193)	(7,680)

Income from operations of discontinued operations	—	7,481

Loss attributable to common shareholders	$(1,193)	$(199)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.69)
Income from discontinued operations	—	0.67

Loss per common share	$(0.09)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	13,400	11,073

During the periods ending March 31, 2003 and 2002, the dilutive earnings per share calculation was the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive. Potentially dilutive common shares of 2,140,420 and 2,406,747 were excluded because their effect was anti-dilutive for the periods ending March 31, 2003 and 2002, respectively. In addition 247,939 common shares, that were previously held in escrow in connection with the Atlas Commerce, Inc. (“Atlas Commerce”) transaction are only included in the loss per share calculation since their release date of March 31, 2003.

Adoption of New Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Although SFAS No. 145 became effective January 1, 2003, the Company elected to early adopt the provisions of SFAS No. 145 in 2002. During the third quarter of 2002, in connection with the settlement of obligations involving British Telecommunications Plc. (“BT”), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions, and determined that the gain did not meet the criteria for classification as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002, which the Company has applied in these consolidated financial statements.

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)

LIQUIDITY

We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next twelve months. However, to the extent that the current level of liquid assets or future revenues prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

We may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s convertible notes. If successful, our financial resources will be reduced.

(3)

DISCONTINUED OPERATIONS

SMB

On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. As consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional $6.5 million based on a four-year performance-based earn-out provision. We recorded a loss on disposal of approximately $0.2 million in the three months ended June 30, 2002 for the sale of the SMB unit.

The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. Revenues and losses from this discontinued operation are as follows:

Three Months Ended March 31, 2002

(in thousands)
E-commerce, advertising, software, maintenance and other revenues	$13,052
Income from discontinued operations	7,481

The income from discontinued operations for the three months ended March 31, 2002 includes $0.3 million in restructuring charges.

(4)

INVESTMENTS

Cost Method Investments

At March 31, 2003 and December 31, 2002, cost method investments were approximately $0.6 million.

Other Investments

On February 15, 2002, we invested $3.5 million in Converge, LLC, an indirect subsidiary of Converge, Inc. (“Converge”), and received a subordinated promissory note with a face value of $8.75 million. In September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. sold all of the Company’s equity interests in, and notes receivable from, Converge to another investor in Converge for cash consideration of approximately $1.9 million (See Note 6).

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)

INTANGIBLE ASSETS

The following table reflects the components of amortizable intangible assets as of March 31, 2003 and December 31, 2002:

Amortizable intangible assets:	Gross Carrying Amount	Accumulated Amortization

Existing technology	$1,925	$642
Customer contracts	775	258

Balance as of December 31, 2002	$2,700	$900

Existing technology	$1,925	$802
Customer contracts	775	323

Balance as of March 31, 2003	$2,700	$1,125

Amortization expense on intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

The following sets forth the remaining estimated amortization expense on intangible assets for the fiscal years ending December 31:

(in thousands)

2003	$675
2004	900
Thereafter	—

(6)

STRATEGIC RELATIONSHIP

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

Verticalnet and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. The amendment to the maintenance and support agreement reduced our required level of service, accelerated the payment terms and reduced Converge’s aggregate obligation by $0.5 million. The expected contractual payments under the new agreements plus the remaining deferred revenue under the original agreements were anticipated to be recognized on a straight-line basis through December 2003. In order to secure the payments under the amended and restated subscription license agreement, the Company also received a subordinated security interest in certain of Converge’s assets (the "Security Interest").

In February 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge, and received a subordinated promissory note with a face value of $8.75 million. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly-owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share. As noted above, we sold all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million in September 2002.

In August 2002, Converge notified the Company that they would not be paying the remaining maintenance amounts through December 2002 according to the first amendment to the maintenance and support agreement. Converge proposed an amended payment schedule that extended the payment terms through October 2006 for the remaining $1.8 million due. This amended payment schedule was not finalized.

In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2003, Converge informed the Company that Converge intended to sell substantially all the assets of Converge to PCG Trading, LLC (“PCG Trading”), and in connection with such sale transaction, PCG Trading and certain of its affiliates intended to enter into a credit and security agreement with Fleet Capital Corporation (“Fleet Capital”). As a condition to (a) the completion of the sale transaction to PCG Trading and (b) the closing of the Fleet Capital credit facility (collectively, the “Sale Transactions”), PCG Trading and Fleet Capital required that Verticalnet’s Security Interest, as defined, and lien in all collateral be released. In connection with the Sale Transactions and the subsequent dissolution and winding up of Converge, Converge also requested the termination of the amended and restated subscription license agreement effective as of October 1, 2001, by and among the Company and certain of its affiliates and Converge and the maintenance and support agreement effective as of October 1, 2001, by and among the Company and certain of its affiliates and Converge, as amended.

In exchange for the right to use the software installed at Converge in accordance with the terms and conditions set forth in the amended and restated subscription license agreement for a term of six (6) months from the consummation of the Sale Transactions, at which time such right shall terminate, PCG Trading agreed to pay the Company $0.33 million, payable $33,000 per month for ten consecutive months beginning April 1, 2003, and the Company agreed to provide PCG Trading maintenance and support for the software installed at Converge pursuant to the amended and restated subscription license agreement for the six-month period following the consummation of the Sale Transactions.

In addition, the Security Interest, the amended and restated subscription license agreement and the amended maintenance and support agreement were deemed terminated immediately preceding the consummation of the Sale Transactions. Both the Company and Converge agreed there would be no further obligations of the Company, Converge or either of their respective affiliates under the amended and restated subscription license agreement and the amended maintenance and support agreement as of, and following, the consummation of the Sale Transactions. The Security Interest of the Company in the collateral or in any other assets of Converge, Converge, LLC or its affiliates was released and terminated as of the consummation of the Sale Transactions.

(7)

RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

During 2003, we continued to make payments under previous restructuring charges incurred in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. The aggregate remaining restructuring accrual at March 31, 2003 of approximately $1.2 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

The following table provides a summary by category and a roll forward of the changes in the restructuring accrual for the three months ended March 31, 2003:

	Accrual at December 31, 2002	Cash payments	Adjustments	Accrual at March 31, 2003

Lease termination costs	$3,484	$(2,276)	$1	$1,209
Employee severance and related benefits	50	(40)	(10)	—
Other exit costs	—	—	3	3

	$3,534	$(2,322)	$(6)	$1,212

In connection with a lease termination settlement, during the three months ended March 31, 2003, the Company received back its security deposits in the amount of $0.8 million. The security deposits had previously been classified as restricted cash.

The amount accrued at March 31, 2003 for lease termination costs relates to two leases for office facilities that have not yet been terminated. The accrual represents the amount required to fulfill our obligation under signed lease contracts, the net expense expected to be incurred to sublet the facilities, or the estimated amount to be paid to terminate the lease contracts before the end of their terms.

VERTICALNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)

COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments as of March 31, 2003 for our buildings leases are as follows (in thousands):

Years ending December 31,

2003	$747
2004	646
2005	124
Thereafter	31

These future minimum lease payments include all leases for which we are contractually committed to make payments. We are in the process of negotiating sublease arrangements and/or terminations of various facility leases, which represent approximately $1.5 million of the above amounts.

SEC Comment Letter

In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. During the year ended December 31, 2002 we recognized no advertising revenues under the subject agreement. From inception of the agreement through completion, we recorded advertising revenues of $22.2 million and advertising expenses of $19.3 million. We believe the ultimate resolution of such comments would not change our accumulated deficit at March 31, 2003. The consolidated balance sheets as of March 31, 2003 and December 31, 2002 do not include any assets or liabilities associated with advertising activities under the subject agreement. We further believe that the cash flows from operations for the year ended December 31, 2002 would be unaffected by any potential change in presentation.

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

(9)

LITIGATION

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive

VERTICALNET, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq SmallCap Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled “Factors Affecting our Business Condition.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

Company Overview

We are a provider of Strategic Sourcing and Supply Management solutions that enable companies to identify, negotiate, realize, and maintain supply chain savings. Supply Management is more than merely reducing prices – it requires the balancing of price, performance, and risk resulting in a lower total cost of ownership. Led by our Spend Analysis solution that quickly provides companies with insight into enterprise-wide spending, Verticalnet’s full suite of Supply Management solutions enables companies to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles. As a result, our clients recognize significant and sustainable savings in materials costs, inventory levels, and administrative costs – resulting in improved profitability.

With the completion of the June 2002 sale of our Small/Medium Business (“SMB”) unit that operated and managed 59 industry-specific online marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers. The operating results of this unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements.

Significant management actions were taken since the beginning of 2002 to complete the transformation from an operator of online public vertical communities to an enterprise software company. These actions included the following:

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

•

In July 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included 1,270,854 shares of common stock valued at $0.8 million and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, $0.2 million of deferred debt offering costs attributable to the portion of debt repurchased were written off against additional paid-in capital. In addition, the Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversions of Convertible Debt. The net effect on shareholders’ equity was an increase of $11.5 million. In December 2002, we completed the repurchase of $0.7 million of our 5 1/4% convertible subordinated debentures for total consideration of $0.1 million. We recognized a gain of $0.6 million in connection with the December repurchase.

•

In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the “BV Shares”), for consideration of $6.5 million in cash and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

•

Also in September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. (“VNI”) entered into an agreement with another investor in Converge, Inc. (“Converge”) to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration.

Under the terms of the agreement, the Company was to transfer to the buyer all of the outstanding capital stock of VNI at a second closing. If the Company was not able to transfer the stock of VNI, the Company could have been required to refund $0.1 million to the buyer. The Company was relieved of this obligation as part of the sale of Converge’s assets as more fully set forth in Strategic Relationship (see Note 6 of the consolidated financial statements).

•

We completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142, Goodwill and Other Intangible Assets. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.6 million. Of this amount, approximately $21.6 million related to the December 2001 acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) and approximately $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

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

•

In January 2003, the Company amended the lease agreement with its primary landlord resulting in an annual savings of $2.7 million of operating expenses and reducing the Company’s off balance sheet obligations by $16.4 million, which consisted of both future minimum lease payment and related operations expenses. The amended agreement terminated the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provides for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis. We have exercised the option to continue the lease for an additional 90 days, commencing June 1, 2003.

Results of Continuing Operations for the Three Months Ended March 31, 2003 and 2002

Revenues

Total revenues for the quarter ended March 31, 2003 were $3.4 million as compared to $8.0 million for the quarter ended March 31, 2002.

Revenues in the ongoing business are comprised of software license revenues and service and maintenance revenues. For the three months ended March 31, 2003, software license revenues were $0.2 million versus $6.3 million in the same period last year. The decline relates primarily to a more difficult macro economic market for software. The Company has not executed a software license agreement since March 2002. Services and maintenance revenues were $3.2 million in the first quarter of 2003 as compared to $1.7 million in the same period last year. The increase in service and maintenance revenues is due to selling additional services to our customers. Revenues derived from the Converge arrangement, as a percentage of total revenues for the quarters ended March 31, 2003 and 2002 were 5% and 66%, respectively.

Cost of Revenues

Cost of revenues is comprised of the cost of software license and the cost of services and maintenance. The cost of software license itself is comprised of royalties and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions. The cost of software license was $0.2 million for the quarter ended March 31, 2003 as compared to $0.4 million for the same period last year. The decrease of approximately $0.2 million from the first quarter of 2002 to the first quarter of 2003 is due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum, Inc. (“Tradeum”) acquisitions, which, as of December 31, 2002 had been fully amortized. The cost of acquired technology for the first quarter of 2003 relates primarily to the Atlas Commerce acquisition, which occurred in December 2001.

The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company’s customer support function, which is provided to customers as part of the recurring maintenance fees. These costs decreased from approximately $1.5 million to $0.7 million in the quarters ended March 31, 2002 and 2003, respectively. The decrease relates substantially to reduced facilities and infrastructure costs and a significant reduction in headcount in the first nine months of 2002 as a result of the restructuring actions that occurred during 2002. The combination of these costs accounted for approximately $0.7 million of the decrease. In addition, the costs attributable to the amortization of software maintenance contracts decreased approximately $0.1 million, largely due to the restructuring actions taken throughout 2002.

Research and Development

Research and development costs consist primarily of salaries and fringe benefits costs of our product strategy, development, and testing employees. The research and development costs decreased approximately $2.4 million to approximately $1.1 million for the quarter ended March 31, 2003 from approximately $3.5 million in the first quarter of 2002. The decrease was primarily due to headcount reductions associated with the restructuring actions that occurred during 2002. Salary and fringe benefits related costs accounted for approximately $1.5 million of the decrease. Facilities and infrastructure costs attributable to the research and development group contributed approximately $0.6 million to the overall decrease. In addition, third-party consulting costs decreased approximately $0.3 million.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions, for sales and marketing employees. Also, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the quarters ended March 31, 2003 and 2002 were approximately $0.7 million and $1.7 million, respectively. The significant decrease in sales and marketing expenses is primarily related to headcount reductions during the first nine months of 2002, as salary and fringe benefits reductions amounted to approximately $0.6 million. Facilities and infrastructure costs attributable to the group contributed approximately $0.3 million in reductions, while direct marketing expenses, such as advertising, public relations and trade shows, declined approximately $0.1 million.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and human resources personnel. General and administrative expenses decreased approximately $2.0 million to approximately $1.6 million for the quarter ended March 31, 2003 from $3.6 million for the quarter ended March 31, 2002. These expenses declined primarily as a result of the restructuring actions undertaken in 2002. Headcount related cost reductions during the first nine months of 2002 accounted for approximately $1.7 million of the decline. General and administrative expenses, such as rent, contributed approximately $0.3 million in cost reductions.

Restructuring and Asset Impairment Charges

Restructuring and impairment charges for the first quarter of 2003 reflect the net adjustment to the restructuring accrual. For the three months ended March 31, 2002 the Company recognized approximately $1.4 million in restructuring and impairment charges. The charges taken during the first quarter of 2002 relate to severance benefits and facility leases and include adjustments to amounts previously recorded. The severance benefits related to positions that were redundant as a result of the December 28, 2001 acquisition and subsequent integration of Atlas Commerce and amount to approximately $0.7 million. The facility leases were adjusted approximately $0.7 million to reflect the difficult sublet market that existed for office space in certain markets where the Company currently leases office space. The Company is actively engaged in marketing the excess office space. The Company did not incur any significant restructuring and impairment charges during the quarter ended March 31, 2003.

Amortization Expense

For the quarter ended March 31, 2002 amortization expense totaled approximately $1.1 million, which primarily reflected the non-cash amortization of deferred costs related to warrants and Series A preferred stock issued to Microsoft.

Interest and Other Expense, net

Interest and other expense, net was comprised of the following (in thousands):

	Three Months Ending March 31,

	2003	2002

Gain (loss) on asset disposal	$(9)	$108
Transaction loss	—	(13)
Realized gain (loss) on investments	113	(10)
Interest expense	(488)	(737)

Interest and other expense, net	$(384)	$(652)

Liquidity and Capital Resources

As of March 31, 2003, our primary source of liquidity consists of cash and cash equivalents. The majority of such funds are readily available for operating purposes. At March 31, 2003, we had cash and cash equivalents totaling approximately $6.1 million, compared to cash, cash equivalents and short-term investments of $9.0 million at December 31, 2002. At March 31, 2003, working capital increased approximately $0.5 million to approximately $4.4 million from $3.9 million at December 31, 2002.

Net cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2003 compared to $13.7 million for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 consisted primarily of losses from continuing operations, decreases in accounts payable and accrued expenses, increases in accounts receivable and prepaid expenses and other assets, offset by an increase in deferred revenue.

During the three months ended March 31, 2003, $2.1 million of net cash was provided by investing activities, compared to net cash used in investing activities of $1.8 million during the three months ended March 31, 2002. Cash provided by investing activities for the three months ended March 31, 2003 includes $1.0 million from the sale of our investment in corporate bonds, $0.3 million from the sale of property and equipment, and $0.8 million from the release of previously restricted funds.

Net cash provided by financing activities was immaterial for the three months ended March 31, 2003, compared to net cash used in financing activities of $0.7 million in 2002. The 2002 amount primarily relates to the repayment of long term debt offset by proceeds from employee stock plans.

As of March 31, 2003, we have $1.2 million of accrued restructuring costs primarily related to facility leases. We have made significant efforts to estimate the expected costs to early terminate the leases or sublease facilities. If these facilities cannot be sublet or the leases early terminated, our contractual lease payments of approximately $1.5 million related to these leases will be due over the respective lease terms.

We believe that our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next twelve months. However, to the extent that the current level of liquid assets or future revenues prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

We may attempt to settle outstanding non-cancelable lease obligations and/or the Company's convertible notes. If successful, our financial resources will be reduced.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Although SFAS No. 145 became effective January 1, 2003, the Company elected to early adopt the provisions of SFAS No. 145 in 2002. During the third quarter of 2002, in connection with the settlement of obligations involving BT, the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions, and determined that the gain did not meet the criteria for classification as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002, which the Company has applied in these consolidated financial statements.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual arrangements will be sufficient to finance our capital requirements and anticipated operating losses for the next twelve months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures or acquire complementary businesses, technologies or services.

In November 2002, we announced that we had retained US Bancorp Piper Jaffray, an investment banker, to pursue a potential sale of the Company. While we now believe a sale of the Company is unlikely given our announced intention to actively pursue continued operations and growth of the Company, we may not be able to achieve that growth and may in the future again pursue a sale of the Company. In the event that we complete a sale, certain severance and third-party obligations could be triggered, which could be substantial.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition and results of operations will be materially and adversely affected.

We may not generate an operating profit.

As of March 31, 2003, our accumulated deficit was approximately $1.2 billion. Although we generated a profit in the fourth quarter of 2002, we expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

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

The Company has not executed a software license agreement since March 2002. Looking forward, we anticipate the sales cycles for our enterprise software products to average approximately three to nine months. We have experienced an increase in the length of sales cycles during 2002 and 2003. We have also experienced difficulty in obtaining customer commitments to enter into contracts even after we have been selected as the preferred vendor given financial flux at prospective customers. If the economy and the market for technology solutions remain depressed or continue to worsen, then our average sales cycle could become increasingly longer and our ability to enter into customer agreements could become increasingly more difficult. In selling our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

We may be unable to maintain our listing on the Nasdaq Stock Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a one-for-ten reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. On March 6, 2003, the Nasdaq notified us that were not in compliance with the minimum bid price rule. As of May 15, 2003, our common stock had closed above $1.00 for 10 consecutive trading days and we now satisfy that standard for continued listing of our common stock. As of March 31, 2003, shareholders’ equity is approximately $0.6 million, which is below the Nasdaq SmallCap Market continued listing requirement. Because we have not maintained $2.5 million in shareholders’ equity, Nasdaq could institute delisting procedures at any time. On April 8, 2003, we received a letter from Nasdaq stating that Nasdaq was reviewing our eligibility for continued listing on Nasdaq SmallCap Market due to (i) the Company’s failure to maintain the minimum net worth, and (ii) Nasdaq’s belief that the members of the Company’s Audit Committee were not independent within the meaning of Nasdaq rules. The letter stated that delisting procedures would begin if Nasdaq believed the Company’s plan to achieve and maintain compliance with listing standards was inadequate. On April 22, 2003, the Company responded to Nasdaq and asserted that (i) the Company has a plan to improve the Company’s net worth sufficient to meet Nasdaq listing requirements, and (ii) that the Company believes that under existing law and proposed SEC and Nasdaq rules, the members of the Company’s Audit Committee are independent, and that no further modification of the Audit Committee would be required until the annual meeting in 2004. The Company has not received a response from Nasdaq as of the date of this filing.

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

Our ability to complete the business repositioning and financial restructuring of the Company depends on our key management and experienced software personnel, whom we may not be able to retain.

We believe that our ability to complete a successful business repositioning and financial restructuring of the Company depends on continued employment of our senior management team and on maintaining a highly trained product development staff. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our prospects for reorganizing the Company could be materially adversely affected. If we are unable to retain trained technical personnel, it could limit our ability to design and develop products, which could reduce our attractiveness to potential investors or acquirers.

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

In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. We believe the ultimate resolution of such comments would not change our accumulated deficit at March 31, 2003, although there could be differences in reported quarterly operating results (refer to Note 8 to the consolidated financial statements for additional information). The remaining open SEC comments do not relate in any way to our ongoing collaborative supply chain software operations. The SMB business was sold on June 28, 2002, and that business unit is reflected in our financial statements as a discontinued operation for all periods presented, which requires that all elements of revenue and expense be netted as a single line item to report net results of discontinued operations. As a result, revenues and expenses of our SMB business are no longer separately presented in our financial statements. We filed a response to the matters raised by the SEC and are awaiting their response. We are currently in the process of resolving these matters with the SEC and believe the historical presentations and recognition of revenue and expense for the SMB business are appropriate. If the SEC will not declare the Form S-3 effective without us first revising the historical presentation and recognition of previously reported revenue and expense items of our SMB business, then we will have to amend the reports that are incorporated into the Form S-3.

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

We hold investments in equity instruments of privately held companies that we made for business and strategic purposes prior to 2002. Such items are included in other investments on our balance sheet. For the year ended December 31, 2002, we recorded an aggregate of $12.0 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method and available-for-sale investments, $9.6 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, for which we entered into a sale agreement as of September 30, 2002. As of March 31, 2003, we held cost method investments with a carrying value of $0.6 million. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition and operating results.

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

As a result of its stock ownership and board representation, Internet Capital Group, Inc. (“Internet Capital Group”) is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At March 31, 2003, Internet Capital Group beneficially owned 3,579,172 shares, or approximately 26%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors and a second member of the board of directors is an employee of Internet Capital Group. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet

Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, neither they nor we have any current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of March 31, 2003, Internet Capital Group’s ownership interest in us was 18%. Internet Capital Group’s total beneficial ownership in us is 3,579,172 or 26% of our common stock, because it has an agreement with Safeguard Scientifics, Inc. (“Safeguard Scientific”) that provides it with the right of first refusal to purchase the 1,052,308 shares of our stock that Safeguard Scientific owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

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

If our shareholders or option holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of March 31, 2003, the holders of 3,528,500 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of March 31, 2003, our portfolio of investments included $6.1 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at March 31, 2003. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of March 31, 2003 we hold cost method equity investments with a carrying value of approximately $0.6 million. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

In connection with Ariba Inc.’s (“Ariba”) acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. At the conclusion of the three-year period, we have the option of delivering either cash or the pledged Ariba shares to satisfy the forward sale. However, we will not be required to deliver shares in excess of those we pledged. If we choose to deliver Ariba shares to satisfy the forward sale, the number of Ariba shares to be delivered at maturity may vary depending on the then market price of Ariba’s common stock. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Our risk of loss in the event of nonperformance by the counter-party under the forward sales contract is not considered to be significant. Although the forward sales contract exposes us to market risk, fluctuations in the fair value of these contracts are mitigated by expected offsetting fluctuations in the fair value of the pledged securities.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the amended and consolidated complaint. In addition, we intend to enforce our indemnity rights with respect to the underwriters who are also named as defendants in the amended and consolidated complaint.

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

(b)

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

10.1*	Agreement Assigning and Terminating Lease Agreements and Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc.

10.2*	Letter Agreement dated March 20, 2003 by and among Converge, LLC, Converge, Inc., PCG Trading, LLC, Verticalnet, Inc. and Verticalnet Enterprises, LLC.

99.1*	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated May 15, 2003.

99.2*	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated May 15, 2003.

*

Filed herewith.

(b)

Reports on Form 8-K.

On March 11, 2003, we filed a Current Report on Form 8-K, dated March 4, 2003, regarding our press release of March 4, 2003.

On March 31, 2003, we filed a Current Report on Form 8-K/A regarding an amendment to a footnote in the Consolidated Financial Statements attached to the press release of March 4, 2003 and the reporting of the amendment in the Company’s Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on May 15, 2003.

VERTICALNET, INC.
By:	/s/ NATHANAEL V. LENTZ

Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK

Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ NATHANAEL V. LENTZ

Nathanael V. Lentz President and Chief Executive Officer

Date: May 15, 2003

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GENE S. GODICK

Gene S. Godick Executive Vice President and Chief Financial Officer

Date: May 15, 2003