Form 10-Q
period 2003-06-30
VERTICALNET INC
filed 2003-08-14
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of August 1, 2003 was 16,418,686.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

Part I.    Financial Information

Item 1.    Consolidated Financial Statements

Verticalnet, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2003	Pro Forma June 30, 2003 (See Note 7)	December 31, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,644	$5,278	$7,979
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2003 and $1,684 at December 31, 2002	1,510	1,510	1,586
Prepaid expenses and other current assets	2,702	2,702	3,892

Total current assets	9,856	9,490	13,457
Property and equipment, net	353	353	912
Other investments	606	606	606
Intangible assets, net	1,350	1,350	1,800
Other assets	147	92	1,678

Total assets	$12,312	$11,891	$18,453

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$115	$115	$415
Accounts payable and accrued expenses	3,882	3,817	7,652
Deferred revenues	352	352	279
Other current liabilities	1,266	1,266	1,172

Total current liabilities	5,615	5,550	9,518
Long-term debt and convertible notes	7,135	728	7,293

Total liabilities	12,750	6,278	16,811

Commitments and contingencies (see Notes 5 and 6)
Shareholders’ equity (deficit):
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at
June 30, 2003 and December 31, 2002	—	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 13,790,222 shares issued at June 30, 2003 (16,484,322 shares pro forma) and 13,708,546 shares issued at December 31, 2002	138	176	137
Additional paid-in capital	1,171,242	1,182,955	1,170,742
Deferred compensation	(466)	(466)	(239)
Accumulated other comprehensive loss	(727)	(727)	(736)
Accumulated deficit	(1,169,820)	(1,175,520)	(1,167,457)
Treasury stock at cost, 65,636 shares at June 30, 2003 and December 31, 2002	(805)	(805)	(805)

Total shareholders’ equity (deficit)	(438)	5,613	1,642

Total liabilities and shareholders’ equity (deficit)	$12,312	$11,891	$18,453

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software license	$35	$4,649	$274	$10,907
Services and maintenance	2,142	1,593	5,334	3,341

Total revenues	2,177	6,242	5,608	14,248

Cost of revenues:
Cost of software license	175	259	363	686
Cost of services and maintenance	563	1,470	1,283	2,933

Total cost of revenues	738	1,729	1,646	3,619

Gross profit	1,439	4,513	3,962	10,629

Research and development	904	2,841	2,023	6,358
Sales and marketing	598	1,450	1,265	3,199
General and administrative	944	2,706	2,497	6,256
Restructuring and asset impairment charges	(302)	411	(309)	1,765
Amortization expense	—	1,056	—	2,112

	2,144	8,464	5,476	19,690

Operating loss	(705)	(3,951)	(1,514)	(9,061)
Interest and other expense, net	(465)	(5,907)	(849)	(6,560)

Loss from continuing operations	(1,170)	(9,858)	(2,363)	(15,621)
Discontinued operations:
Income from operations of discontinued operations	—	1,027	—	8,508
Loss on disposal of discontinued operations	—	(165)	—	(165)

Net loss	(1,170)	(8,996)	(2,363)	(7,278)
Preferred stock dividends and accretion	—	(1,943)	—	(3,861)
Repurchase of convertible redeemable preferred stock	—	101,041	—	101,041

Income (loss) attributable to common shareholders	$(1,170)	$90,102	$(2,363)	$89,902

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$7.91	$(0.17)	$7.30
Income from discontinued operations	—	0.09	—	0.76
Loss on disposal of discontinued operations	—	(0.02)	—	(0.02)

Income (loss) per common share	$(0.09)	$7.98	$(0.17)	$8.04

Diluted income (loss) per common share:
Loss from continuing operations	$(0.09)	$(0.86)	$(0.17)	$(1.38)
Income from discontinued operations	—	0.09	—	0.75
Loss on disposal of discontinued operations	—	(0.02)	—	(0.01)

Loss per common share	$(0.09)	$(0.79)	$(0.17)	$(0.64)

Weighted average common shares outstanding:
Basic	13,676	11,286	13,539	11,180
Diluted	13,676	11,413	13,539	11,310

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,363)	$(7,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761	6,182
Write-down of investments	—	5,250
Other non-cash charges	(821)	1,474
Loss (gain) on disposal of property and equipment	8	(95)
Loss on disposal of discontinued operations	—	165
Realized gain on investments	(113)	—
Change in assets and liabilities:
Accounts receivable	76	(811)
Prepaid expenses and other assets	377	5,958
Accounts payable and accrued expenses	(3,329)	(11,874)
Deferred revenues	73	(16,085)
Other current liabilities	—	145

Net cash used in operating activities	(5,331)	(16,969)

Cash flows from investing activities:
Proceeds from sale of cost and equity method investments	—	305
Proceeds from sale of short-term investments	979	—
Purchase of cost and equity method investments	—	(3,500)
Restricted cash	1,686	1,531
Proceeds from sale of assets	292	343
Capital expenditures	(40)	(717)
Discontinued operation—investing activities	—	2,350

Net cash provided by investing activities	2,917	312

Cash flows from financing activities:
Payments to repurchase convertible redeemable preferred stock	—	(5,000)
Payment related to BT put and call obligation	—	(2,076)
Principal payments on long-term debt and obligations under capital leases	—	(1,052)
Proceeds from employee stock plans	81	455

Net cash provided by (used in) financing activities	81	(7,673)

Effect of exchange rate fluctuation on cash and cash equivalents	(2)	61

Net decrease in cash	(2,335)	(24,269)
Cash and cash equivalents—beginning of period	7,979	50,252

Cash and cash equivalents—end of period	$5,644	$25,983

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$189	$1,527
Supplemental schedule of non-cash investing and financing activities
Preferred dividends paid through issuance of additional securities	$—	$3,861
Common stock issued to BT under put and call obligation	—	1,755

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2002	13,709	$137	$1,170,742	$(239)	$(736)	$(1,167,457)	$(805)	$1,642
Exercise of restricted units	9	—	1	—	—	—	—	1
Exercise of stock options	72	1	79	—	—	—	—	80
Unearned compensation	—	—	420	(420)	—	—	—	—
Amortization of unearned compensation	—	—	—	193	—	—	—	193
Net loss	—	—	—	—	—	(2,363)	—	(2,363)
Other comprehensive income	—	—	—	—	9	—	—	9

Balance, June 30, 2003 (Unaudited)	13,790	$138	$1,171,242	$(466)	$(727)	$(1,169,820)	$(805)	$(438)

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statements of Other Comprehensive loss (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,170)	$(8,996)	$(2,363)	$(7,278)
Unrealized gain on forward sale	—	529	—	1,253
Foreign currency translation adjustment	(9)	(6)	(2)	62
Unrealized gain (loss) on investments	(2)	(481)	11	(1,209)

Comprehensive loss	$(1,181)	$(8,954)	$(2,354)	$(7,172)

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1)    BACKGROUND AND BASIS OF PRESENTATION

Company Overview

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet”, “the Company”, “the registrant”, “we”, or “us”.

We are a provider of Strategic Sourcing and Supply Management solutions that enable companies to identify, negotiate, realize, and sustain supply chain savings and supply base performance improvement. Led by our Spend Analysis solution that provides companies with insight into enterprise-wide spending, Verticalnet’s full suite of Supply Management solutions enables companies to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles.

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

Our consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and the cash flows for the six months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2002, we had approximately $1.1 million and $0.5 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet. As of June 30, 2003 all restricted cash balances have been released and are now included as part of cash and cash equivalents.

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Capitalized Software

Software costs capitalized under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were $0.3 and $0.6 million for the three and six months ended June 30, 2002, respectively. There were no software costs capitalized for the three and six months ended June 30, 2003. Amortization expense related to previously capitalized costs for the three and six months ended June 30, 2003 was immaterial. Amortization expense related to previously capitalized costs for the three and six months ended June 30, 2002 was $0.1 million and $0.3 million, respectively. The carrying value of the software is regularly reviewed and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. No impairment of capitalized software was recognized during the six months ended June 30, 2003 and 2002.

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

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services rendered in connection with the licensing of our software have been considered essential to the functionality and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 was related to license fee payments received from Converge, Inc. (“Converge”). Such amounts were to be recognized as revenue on a straight-line basis over the contract term, which was scheduled to end on December 31, 2003. This revenue comprised the majority of our revenue (69% and 67%) for the three and six months ended June 30, 2002, respectively. The Converge license agreement was amended in November 2002, at which time we recognized the remaining deferred revenue related to Converge.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net income (loss) attributable to common shareholders and income (loss) per share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net income (loss) attributable to common shareholders and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income (loss) attributable to common shareholders:
As reported	$(1,170)	$90,102	$(2,363)	$89,902
Add: Stock based employee compensation included in reported net income (loss) attributable to common shareholders	102	44	193	75
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(4,093)	(6,858)	(9,032)	(14,233)

Pro forma	$(5,161)	$83,288	$(11,202)	$75,744

Income (loss) per common share—basic:
As reported	$(0.09)	$7.98	$(0.17)	$8.04
Pro forma	$(0.38)	$7.38	$(0.83)	$6.77
Loss per common share—diluted:
As reported	$(0.09)	$(0.79)	$(0.17)	$(0.64)
Pro forma	$(0.38)	$(1.39)	$(0.83)	$(1.90)

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Computation of Historical Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5¼% convertible subordinated debentures and our former Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three and six months ended June 30, 2003, the dilutive loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

The following tables set forth the computation of income (loss) per common share for the three and six months ended June 30, 2002 (in thousands, except per share data):

Three months ended June 30, 2002:

	Net Income (Loss)	Shares	Per Share Amount
Net loss	$(8,996)
Less: Preferred stock dividends and accretion	(1,943)
Plus: Repurchase of convertible redeemable preferred stock	101,041

Basic Income Per Common Share
Income attributable to common shareholders	90,102	11,286	$7.98

Effect of Dilutive Securities
Convertible redeemable preferred stock	(99,098)	127

Diluted Income Per Common Share
Loss attributable to common shareholders	$(8,996)	11,413	$(0.79)

Six months ended June 30, 2002:

	Net Income (Loss)	Shares	Per Share Amount
Net loss	$(7,278)
Less: Preferred stock dividends and accretion	(3,861)
Plus: Repurchase of convertible redeemable preferred stock	101,041

Basic Income Per Common Share
Income attributable to common shareholders	89,902	11,180	$8.04

Effect of Dilutive Securities
Convertible redeemable preferred stock	(97,180)	130

Diluted Income Per Common Share
Loss attributable to common shareholders	$(7,278)	11,310	$(0.64)

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive common shares of 4,242,713 and 1,759,109 were excluded from the computation of diluted loss per common share because their effect was anti-dilutive for the three and six months ending June 30, 2003 and the three and six months June 30, 2002, respectively. In addition, 247,939 common shares that were previously held in escrow in connection with the Atlas Commerce, Inc. (“Atlas Commerce”) transaction are only included in the loss per common share calculation subsequent to their release date of March 31, 2003.

Adoption of New Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Although SFAS No. 145 became effective January 1, 2003, the Company elected to early adopt the provisions of SFAS No. 145 in 2002. During the third quarter of 2002, in connection with the settlement of obligations involving British Telecommunications Plc. (“BT”), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and determined that the gain did not meet the criteria for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002, which the Company has applied in these consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares,

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the Company’s financial position, results of operations, or cash flows.

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

In July 2003, we completed a repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.7 million in cash, stock and warrants. This consideration included $1.3 million in cash, common stock with a fair market value of $4.3 million and change of control warrants valued at $0.1 million. See note 7 to these consolidated financial statements regarding this subsequent event.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company received approximately $0.9 million in net proceeds from this transaction. See Note 7 to these consolidated financial statements regarding this subsequent event.

We may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s remaining $728,000 of convertible debentures. If successful, our financial resources will be reduced.

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

The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. Revenues and losses from this discontinued operation are as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(in thousands)
E-commerce, advertising, software, maintenance and other revenues	$8,042	$21,094
Income from discontinued operations	1,027	8,508
Loss on disposal of discontinued operations	(165)	(165)

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(4)    RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

During 2003, we continued to make payments under previous restructuring charges incurred in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies and reduce costs. The aggregate remaining restructuring accrual at June 30, 2003 of $0.7 million, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

The following table provides a summary by category and a roll forward of the changes in the restructuring accrual for the six months ended June 30, 2003 (in thousands):

	Accrual at December 31, 2002	Cash payments	Adjustments	Accrual at June 30, 2003
Lease termination costs	$3,484	$(2,485)	$(302)	$697
Employee severance and related benefits	50	(40)	(10)	—
Other exit costs	—	(3)	3	—

	$3,534	$(2,528)	$(309)	$697

(5)    COMMITMENTS AND CONTINGENCIES

SEC Comment Letter

In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued to acquire Atlas Commerce. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. During the year ended December 31, 2002 we recognized no advertising revenues under the subject agreement. From inception of the agreement through completion, we recorded advertising revenues of $22.2 million and advertising expenses of $19.3 million. We believe the ultimate resolution of such comments would not change our accumulated deficit at June 30, 2003. The consolidated balance sheets as of June 30, 2003 and December 31, 2002 do not include any assets or liabilities associated with advertising activities under the subject agreement. We further believe that the cash flows from operations for the year ended December 31, 2002 would be unaffected by any potential change in presentation.

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

In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant. The Company responded to the PaDCED that it believes it had substantially complied with the conditions. Although we intend to negotiate an amicable settlement of the matter, we will vigorously defend any action to recover the grant amount.

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(6)    LITIGATION

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999—Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. It is expected that the proposed resolution will be reviewed by the District Court in late 2003 or early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A.

No. 03-2949. The lawsuit alleges that Silicon Valley Bank provided a letter of credit on behalf of these affiliates in connection with a lease of office space in San Francisco, and that these affiliates must reimburse Silicon Valley Bank for certain draws upon the letter of credit by the landlord, totaling $133,690, as well as a remittance or deposit of $501,309 as security for the remaining undrawn amount of the letter of credit. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the lawsuit.

We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(7)    SUBSEQUENT EVENT

On July 28, 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.7 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.3 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control and expire on September 27, 2004 and were valued at $0.1 million. In connection with the repurchase, the Company expects to record a charge to operations in the third quarter of 2003 of $5.7 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. Shareholders’ equity will increase by $5.1 million as a result of the repurchase transaction.

On August 12, 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share. Shareholder’s equity will increase by $0.9 million as a result of the private placement.

Due to the significance of these two transactions on the Company’s financial position, we have presented a pro forma balance sheet reflecting these transactions as if they had occurred on June 30, 2003.

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

Company Overview

We are a provider of Strategic Sourcing and Supply Management solutions that enable companies to identify, negotiate, realize, and sustain supply chain savings and supply base performance improvement. Led by our Spend Analysis solution that quickly provides companies with insight into enterprise-wide spending, Verticalnet’s full suite of Supply Management solutions enables companies to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles.

In June 2002, we completed the sale of certain assets of the Small/Medium Business (“SMB”) unit that operated and managed online marketplaces. The SMB unit was sold to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet and helped complete our transformation from an online operator of online public vertical communities to an enterprise software company. The operating results of this unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements.

With our transformation to an enterprise software business model complete, management has taken the following significant actions since June 2002 to restructure our balance sheet and improve the financial viability of our business:

•	In June 2002, the Company completed the repurchase of all of its outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled a common stock purchase warrant, dated April 7, 2000. The effect of the transaction was a net increase to shareholders’ equity of $101.0 million.

•	In July 2002, we completed the repurchase of $13.85 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included 1,270,854 shares of common stock valued at $0.8 million and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, $0.2 million of deferred debt offering costs attributable to the portion of debt repurchased were written off against additional paid-in capital. In addition, the Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversions of Convertible Debt. The net effect on shareholders’ equity was an increase of $11.5 million. In December 2002, we completed the repurchase of $0.7 million of our 5¼% convertible subordinated debentures for total consideration of $0.1 million. We recognized a gain of $0.6 million in connection with the December repurchase. In July 2003, the Company completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.4 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.0 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants expire on September 27, 2004 and were valued at $0.1 million. In connection with the repurchase, the Company expects to record a charge to operations in the third quarter of 2003 of $5.3 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84. Shareholders’ equity will increase by $5.1 million as a result of the repurchase transaction.

•	In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the “BV Shares”), for consideration of $6.5 million in cash and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment which included payment of accrued interest). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

•	Also in September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. (“VNI”) entered into an agreement with another investor in Converge, Inc. (“Converge”) to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. Under the terms of the agreement, the Company was to transfer to the buyer all of the outstanding capital stock of VNI at a second closing. If the Company was not able to transfer the stock of VNI, the Company could have been required to refund $0.1 million to the buyer. The Company was relieved of this obligation as part of the sale of Converge’s assets in the first quarter of 2003.

•	We completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142, Goodwill and Other Intangible Assets. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.6 million. Of this amount, $21.6 million related to the December 2001 acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) and $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

•	In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

•	In January 2003, the Company amended the lease agreement with its primary landlord resulting in an annual savings of $2.7 million of operating expenses and reducing the Company’s off balance sheet obligations by $16.4 million, which consisted of both future minimum lease payment and related operations expenses. The amended agreement terminated the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provided for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis. We have exercised the option to continue the lease for an additional 90 days, commencing September 1, 2003.

•	In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share. See Note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2003 and June 30, 2002

Revenues

Total revenues for the quarter ended June 30, 2003 were $2.2 million as compared to $6.2 million for the quarter ended June 30, 2002. For the six month period ended June 30, 2003 and 2002, total revenues were $5.6 million and $14.2 million, respectively.

Revenues in the ongoing business are comprised of software license revenues and service and maintenance revenues. For the three months ended June 30, 2003 and 2002, software license revenues were $35,000 and $4.6 million, respectively. For the six months ended June 30, 2003, software license revenues were $0.3 million versus $10.9 million in the same period last year. The decline relates primarily to changes in our agreement with Converge and a more difficult macro economic market for software. There have been no new license agreements signed since March 2002. Revenues derived from the Converge arrangement represented approximately 4% and 61% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

Services and maintenance revenues increased to $2.1 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002 and increased year to date to $5.3 million compared to $3.3 million for the same period in 2002. The increase in service and maintenance revenues is due to selling additional services to our customers.

For the three and six months ended June 30, 2003, 80% and 75% of total revenues were derived from the Company’s two largest customers.

Cost of Revenues

Cost of revenues is comprised of the cost of software license and the cost of services and maintenance. The cost of software license itself is comprised of royalties and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions.

The cost of software license was $0.2 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, the cost of software licenses decreased to $0.4 million compared to $0.7 million for the same period last year. The decrease for the three and six months ended June 30, 2003 is due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum, Inc. (“Tradeum”) acquisitions, which had been fully amortized as of December 31, 2002. The cost of acquired technology for the three and six months of 2003 relates primarily to the Atlas Commerce acquisition, which occurred in December 2001.

The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company’s customer support function, which is provided to customers as part of the recurring maintenance fees. For the three months ended June 30, 2003 and 2002 these costs were $0.6 million and $1.5 million, respectively. During the six months ended June 30, 2003 the costs decreased to $1.3 million from $2.9 million during the same period of 2002. The decrease is primarily due to reduced facilities and infrastructure costs and a significant reduction in headcount in the first nine months of 2002 as a result of the restructuring actions that occurred during 2002. For the six months ended June 30, 2003, the combination of these items accounted for approximately $1.3 million of the decrease.

Research and Development

Research and development costs consist primarily of salaries and fringe benefits costs of our customer funded development, product strategy, development, and testing employees. For the six months ended June 30, 2003, research and development costs decreased $4.3 million to $2.0 million as compared to the same period in the prior year. Research and development costs decreased to $0.9 million from $2.8 million for the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to headcount reductions associated with the restructuring actions that occurred during 2002. During the three and six months ended June 30, 2003, reductions in salary and fringe benefits related costs accounted for approximately $1.2 million and $2.9 million of the decrease, respectively. Reduction in facilities and infrastructure costs attributable to the research and development group contributed approximately $0.4 million and $0.9 million to the overall decrease, respectively. In addition, third-party consulting costs decreased approximately $0.3 million and $0.4 million, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions, for sales and marketing employees. In addition, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the six months ended June 30, 2003 and 2002 were $1.3 million and $3.2 million, respectively. The sales and marketing expenses for the three months ended June 30, 2003 and 2002 were $0.6 million and $1.5 million, respectively. For the three and six months ended June 30, 2003, the significant decrease in sales and marketing expenses is primarily related to headcount reductions, which resulted in salary and fringe benefits decreasing by $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2003, facilities and infrastructure costs attributable to the group decreased by $0.2 million and $0.5 million, respectively, while direct marketing expenses, such as advertising, public relations and trade shows, declined approximately $0.1 million and $0.2 million, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal and human resources personnel. General and administrative expenses decreased $3.8 million to $2.5 million for the six months ended June 30, 2003 from $6.3 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, general and administrative expenses decreased to $0.9 million from $2.7 million for the same period in 2002. These expenses declined primarily as a result of the restructuring actions undertaken in 2002. For the three and six months ended June 30, 2003, headcount related cost reductions accounted for $0.5 million and $2.3 million of the decline, respectively, and general and administrative expenses, such as rent, contributed $0.2 million and $0.5 million in cost reductions, respectively.

Restructuring and Asset Impairment Charges

Restructuring and impairment charges for the three and six months ended June 30, 2003 reflect the net adjustment to the restructuring accrual. For the three and six months ended June 30, 2002 the Company recognized approximately $0.4 million and $1.8 million in restructuring and impairment charges, respectively. The charges taken during the first six months of 2002 relate to severance benefits and facility leases and include adjustments to amounts previously recorded. The severance benefits related to positions that were redundant as a result of the December 28, 2001 acquisition and subsequent integration of Atlas Commerce and amounted to approximately $0.7 million. The accrual for facility leases was adjusted by $1.4 million to reflect the difficult sublet market that existed for office space in certain markets where the Company leased office space.

Amortization Expense

For the three and six months ended June 30, 2002 amortization expense totaled $1.1 million and $2.1 million, respectively, which primarily reflected the non-cash amortization of deferred costs related to warrants and Series A preferred stock issued to Microsoft. The Company did not incur any such amortization expense during the three or six months ended June 30, 2003.

Interest and Other Expense, net

Interest and other expense, net was comprised of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Gain (loss) on asset disposal	$—	$—	$(9)	$108
Transaction gain (loss)	25	—	25	(13)
Realized gain (loss) on investments	21	(5,250)	134	(5,240)
Interest expense	(511)	(657)	(999)	(1,415)

Interest and other expense, net	$(465)	$(5,907)	$(849)	$(6,560)

In June 2002, the Company repurchased all of its outstanding Series A 6% convertible redeemable preferred stock. At the time of the repurchase, the carrying value of the preferred stock and the related accumulated dividends was approximately $106.0 million. The Company paid $5.0 million in cash consideration for the preferred shares, resulting in an increase in paid-in capital of $101.0 million, which is included in income attributable to common shareholders for the three and six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, our primary source of liquidity consists of cash and cash equivalents. The majority of such funds are readily available for operating purposes. At June 30, 2003, we had cash and cash equivalents totaling $5.6 million, compared to cash, cash equivalents and short-term investments of $9.0 million at December 31, 2002. At June 30, 2003, working capital increased $0.3 million to $4.2 million from $3.9 million at December 31, 2002.

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2003 compared to $17.0 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 consisted primarily of losses from continuing operations and decreases in accounts payable and accrued expenses, offset by decreases in accounts receivable, and prepaid expenses and other assets and an increase in deferred revenues.

During the six months ended June 30, 2003, $2.9 million of cash was provided by investing activities compared to $2.4 million during the six months ended June 30, 2002. Cash provided by investing activities for the six months ended June 30, 2003 includes $1.0 million from the sale of our investment in corporate bonds, $0.3 million from the sale of property and equipment, and $1.7 million from the release of previously restricted funds.

Net cash provided by financing activities was $81,000 for the six months ended June 30, 2003, compared to net cash used in financing activities of $7.7 million in 2002. The 2002 amount primarily relates to $5.0 million for the repurchase of all of the Company’s outstanding convertible redeemable preferred stock, and approximately $2.1 million paid toward the principal of the BT put and call agreement, as well as $1.1 million of principal payments on capital leases, offset by proceeds from employee stock plans.

In July 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.4 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.0 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control and expire on September 27, 2004, and were valued at $0.1 million. See note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share. See Note 7 to the accompanying consolidated financial statements including elsewhere in this report regarding this subsequent event.

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

We may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s remaining convertible debentures. If successful, our resources will be reduced.

Contractual Commitments

The following table outlines the remaining future commitments reflecting the effects of the repurchase of $6.4 million of our convertible debentures (see note 7 to our consolidated financial statements).

Expected Cash Payments by Year

(in thousands)

	2003*	2004	2005	2006	2007 and beyond	Total
Convertible notes	$—	$728	$—	$—	$—	$728
Operating leases	129	125	124	31	—	409

Total	$129	$853	$124	$31	$—	$1,137

*	Reflects amounts payable over the last six months of 2003

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Although SFAS No. 145 became effective January 1, 2003, the Company elected to early adopt the provisions of SFAS No. 145 in 2002. During the third quarter of 2002, in connection with the settlement of obligations involving BT, the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and determined that the gain did not meet the criteria for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002, which the Company has applied in the notes to the consolidated financial statements included elsewhere in this report.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2003, our accumulated deficit was approximately $1.2 billion. Although we generated a profit in the fourth quarter of 2002, we expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

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

The Company has not executed a software license agreement since March 2002. Looking forward, we anticipate the sales cycle for our enterprise software products to average approximately three to nine months. We have experienced an increase in the length of the sales cycle during 2002 and 2003. We have also experienced difficulty in obtaining customer commitments to enter into contracts even after we have been selected as the preferred vendor due to financial flux at prospective customers. If the economy and the market for technology solutions remain depressed or continue to worsen, then our average sales cycle could become increasingly longer and our ability to enter into customer agreements could become increasingly more difficult. By purchasing our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products and services may be better known to, and more widely accepted by, potential customers than ours.

We may be unable to maintain our listing on the Nasdaq Stock Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a one-for-ten reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. Our stock was trading above $1.00 as of August 13, 2003. As of June 30, 2003, our shareholders’ deficit was approximately $0.4 million, which is below the Nasdaq SmallCap Market continued listing requirement. On April 8, 2003, we received a letter from Nasdaq stating that Nasdaq was reviewing our eligibility for continued listing on the Nasdaq SmallCap Market due to (i) the Company’s failure to maintain the minimum shareholders’ equity of $2.5 million, and (ii) Nasdaq’s belief that the members of the Company’s Audit Committee were not independent within the meaning of the Nasdaq rules. The letter stated that delisting procedures would begin if Nasdaq believed the Company’s plan to achieve and maintain compliance with listing standards was inadequate. On April 22, 2003, the Company responded to Nasdaq and asserted that (i) the Company has a plan to improve the Company’s net worth sufficient to meet Nasdaq listing requirements, and (ii) that the Company believes that under existing law and proposed SEC and Nasdaq rules, the members of the Company’s Audit Committee are independent, and that no further modification of the Audit Committee would be required until the annual meeting in 2004. On June 5, 2003, we received a letter from Nasdaq rejecting our request that our stock remain listed on the Nasdaq SmallCap Market. The Company filed an immediate appeal, which stayed the delisting until a hearing could be held before a hearing panel. On July 24, 2003, the Company attended a hearing convened by Nasdaq before a Listing Qualifications Panel to consider the delisting of Verticalnet’s common stock. On August 5, 2003, we received a letter from Nasdaq informing us that the Listing Qualifications Panel had determined to continue our listing of the Company’s securities on the Nasdaq SmallCap Market, subject to our completion of certain matters, including (i) the timely filing of this Quarterly Report containing the pro forma balance sheet (note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event); (ii) submitting documentation evidencing the election of independent directors and audit committee members, and (iii) timely filing a Quarterly Report for the third calendar quarter of 2003 which evidences shareholders’ equity in excess of $2,500,000. We have already complied with all but the last requirement, and although we believe we will comply with that requirement when required, there can be no assurance that we will be able to meet the minimum shareholders’ equity balance at that time.

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

Our success also depends on having highly trained professional services and development personnel. We may need to hire additional personnel if our business grows. A shortage in the number of trained consultants and developers could limit our ability to implement our software if we are able to license software to new customers or if our present customers ask us to perform more services for them. Competition for personnel, particularly for employees with technical expertise, could be strong. Our business, financial condition and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

We may have to amend previously filed reports with respect to revenue and expense items of our discontinued SMB business if we cannot otherwise resolve comments we have received from the SEC.

In connection with our acquisition of Atlas Commerce, we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. The remaining open comments relate primarily to the presentation and recognition of certain previously reported revenue and expense items of our SMB business and whether one element of a material agreement should be accounted for as “barter” in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. We believe the ultimate resolution of such comments would not change our accumulated deficit at June 30, 2003, although there could be differences in reported quarterly operating results (refer to note 5 to the consolidated financial statements for additional information). The remaining open SEC comments do not relate in any way to our ongoing Strategic Sourcing and Supply Management solutions operations. The SMB business was sold on June 28, 2002, and that business unit is reflected in our financial statements as a discontinued operation for all periods presented, which requires that all elements of revenue and expense be netted as a single line item to report net results of discontinued operations. As a result, revenues and expenses of our SMB business are no longer separately presented in our financial statements. We filed a response to the matters raised by the SEC and are awaiting their response. We believe the historical presentations and recognition of revenue and expense for the SMB business are appropriate. If the SEC will not declare the Form S-3 effective without us first revising the historical presentation and recognition of previously reported revenue and expense items of our SMB business, then we will have to amend the reports that are incorporated into the Form S-3.

Fluctuations in our quarterly operating results may cause our stock price to decline.

Our quarterly operating results are difficult to forecast and could vary significantly. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall. Our quarterly operating results will be substantially dependent on software licenses and professional services booked and delivered in that quarter. Any delay in the recognition of revenue for any of our license transactions or professional services could cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels. We also expect that our quarterly operating results will fluctuate significantly due to other factors, many of which are beyond our control, including:

•	anticipated lengthy sales cycle for our products;

•	the size and timing of individual license transactions;

•	intense and increased competition in our target markets;

•	our ability to develop, introduce and bring to market new products and services, or enhancements to our existing products and services, on a timely basis; and

•	risks associated with past acquisitions.

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

We hold investments in equity instruments of privately held companies. Such items are included in other investments on our balance sheet. For the year ended December 31, 2002, we recorded an aggregate of $12.0 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method and available-for-sale investments, $9.6 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, for which we entered into a sale agreement as of September 30, 2002. As of June 30, 2003, we held cost method investments with a carrying value of $0.6 million. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition and operating results.

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

As a result of its stock ownership and board representation, Internet Capital Group, Inc. (“Internet Capital Group”) is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At June 30, 2003, Internet Capital Group beneficially owned 3,579,172 shares, or approximately 26%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, neither we nor they have any current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to continue to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of June 30, 2003, Internet Capital Group’s ownership interest in us was 18%. Internet Capital Group’s total beneficial ownership in us is 3,579,172 or 26% of our common stock, because it has an agreement with Safeguard Scientifics, Inc. (“Safeguard Scientific”) that provides it with the right of first refusal to purchase the 1,052,308 shares of our stock that Safeguard Scientific owns. If its ownership interest falls below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

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

Several lawsuits have been brought against us and the underwriters of our stock in our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for that offering was materially misleading because it did not disclose these sales practices. In addition, a lawsuit was brought by Silicon Valley Bank alleging that two of our subsidiaries are indebted to them under a letter of credit which had secured a terminated lease obligation of those subsidiaries. We intend to vigorously defend against these lawsuits. No assurance can be given as to the outcome of these lawsuits.

Shares eligible for future sale by our current or future shareholders may cause our stock price to decline.

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of June 30, 2003, the holders of 3,528,500 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer or type of investment. As of June 30, 2003, our portfolio of investments included $5.6 million in cash and cash equivalents. Due to the conservative nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at June 30, 2003. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of June 30, 2003 we hold cost method equity investments with a carrying value of approximately $0.6 million. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

In connection with Ariba Inc.’s (“Ariba”) acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As of the date of this filing, we have not been advised whether the pledged shares have been delivered to the counter-party. We have no further obligations under the forward sale contract. We have only limited involvement with derivative financial instruments and do not use them for trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Changes in internal controls.    The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999—Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. It is expected that the proposed resolution will be reviewed by the District Court in late 2003 or early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A. No. 03-2949. The lawsuit alleges that Silicon Valley Bank provided a letter of credit on behalf of these affiliates in connection with a lease of office space in San Francisco, and that these affiliates must reimburse Silicon Valley Bank for certain draws upon the letter of credit by the landlord, totaling $133,690, as well as a remittance or deposit of $501,309 as security for the remaining undrawn amount of the letter of credit. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the lawsuit.

We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

(d) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our 2003 Annual Meeting of Shareholders on June 18, 2003.

(b)	Per Instruction 3 to item 4 of Form 10-Q, no response is required.

(c)	The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below.

(1)	Election of Directors. The result of the vote tabulated at the meeting for the following three director nominees was as follows:

	Number of Shares
	Voted in Favor	Withheld
Robert F. Bernstock	10,365,795	77,880
Walter W. Buckley III	10,396,548	47,127
Mark L. Walsh	10,328,971	114,704

(2)	Approval of the amendment to the Verticalnet, Inc. 2000 Equity Compensation Plan. The result of the vote tabulated at the meeting for the amendment was as follows:

Number of Votes FOR	4,220,597
Number of Votes AGAINST	239,813
Number of Abstentions	12,743

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number		Description

10.1		Agreement Assigning and Terminating Lease Agreements and Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc.

10.2		Letter Agreement dated March 20, 2003 by and among Converge, LLC, Converge, Inc., PCG Trading, LLC, Verticalnet, Inc. and Verticalnet Enterprises, LLC.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated August 14, 2003.

32.2	**	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated August 14, 2003.

*	Filed herewith.
**	Furnished herewith.

(b) Reports on Form 8-K.

On April 17, 2003, we filed a Current Report on Form 8-K regarding the replacement of the Independent Auditors’ Consent filed as Exhibit 23.1 with the Annual Report filed on Form 10-K.

On May 8, 2003, we filed a Current Report on Form 8-K, dated May 6, 2003, regarding our press release of May 6, 2003 setting forth financial information for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on August 14, 2003.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name: Nathanael V. Lentz President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name: Gene S. Godick Executive Vice President and Chief Financial Officer