Form 10-Q
period 2003-09-30
VERTICALNET INC
filed 2003-11-14
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2003 was 19,367,980.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

Part I. Financial Information

Item 1. Consolidated Financial Statements

Verticalnet, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2003	Pro Forma September 30, 2003 (See Notes 1 and 7)	December 31, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,217	$5,349	$7,979
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2003 and $1,684 at December 31, 2002	1,213	1,213	1,586
Prepaid expenses and other current assets	1,097	1,097	3,892

Total current assets	6,527	7,659	13,457

Property and equipment, net	239	239	912
Other investments	606	606	606
Intangible assets, net	1,125	1,125	1,800
Other assets	92	92	1,678

Total assets	$8,589	$9,721	$18,453

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$801	$801	$415
Accounts payable and accrued expenses	3,484	3,029	7,652
Deferred revenues	352	352	279
Other current liabilities	302	153	1,172

Total current liabilities	4,939	4,335	9,518

Long-term debt and convertible notes	—	—	7,293

Total liabilities	4,939	4,335	16,811

Commitments and contingencies (see Notes 5, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at September 30, 2003 and December 31, 2002	—	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 17,626,106 shares issued at September 30, 2003 (19,426,106 shares pro forma) and 13,708,546 shares issued at December 31, 2002	176	194	137
Additional paid-in capital	1,182,826	1,184,544	1,170,742
Deferred compensation	(435)	(435)	(239)
Accumulated other comprehensive loss	(698)	(698)	(736)
Accumulated deficit	(1,177,414)	(1,177,414)	(1,167,457)
Treasury stock at cost, 65,636 shares at September 30, 2003 and December 31, 2002	(805)	(805)	(805)

Total shareholders’ equity	3,650	5,386	1,642

Total liabilities and shareholders’ equity	$8,589	$9,721	$18,453

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Software license	$52	$4,421	$326	$15,328
Services and maintenance	1,793	2,163	7,127	5,503

Total revenues	1,845	6,584	7,453	20,831

Cost of revenues:
Cost of software license	182	193	545	879
Cost of services and maintenance	548	1,275	1,831	4,208

Total cost of revenues	730	1,468	2,376	5,087

Gross profit	1,115	5,116	5,077	15,744

Research and development	916	1,544	2,939	7,901
Sales and marketing	576	1,483	1,841	4,682
General and administrative	1,637	1,260	4,134	7,517
Restructuring and asset impairment charges (reversals)	(180)	28,911	(489)	30,677
Amortization expense	—	—	—	2,112

	2,949	33,198	8,425	52,889

Operating loss	(1,834)	(28,082)	(3,348)	(37,145)

Interest and other expense, net	(5,760)	(4,513)	(6,609)	(11,072)

Loss from continuing operations	(7,594)	(32,595)	(9,957)	(48,217)

Discontinued operations:
Income from operations of discontinued operations	—	—	—	8,508
Loss on disposal of discontinued operations	—	—	—	(165)

Net loss	(7,594)	(32,595)	(9,957)	(39,874)

Preferred stock dividends and accretion	—	—	—	(3,861)
Repurchase of convertible redeemable preferred stock	—	—	—	101,041

Income (loss) attributable to common shareholders	$(7,594)	$(32,595)	$(9,957)	$57,306

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.46)	$(2.66)	$(0.69)	$4.24
Income from discontinued operations	—	—	—	0.74
Loss on disposal of discountinued operations	—	—	—	(0.01)

Income (loss) per common share	$(0.46)	$(2.66)	$(0.69)	$4.97

Diluted income (loss) per common share:
Loss from continuing operations	$(0.46)	$(2.66)	$(0.69)	$(4.15)
Income from discontinued operations	—	—	—	0.73
Loss on disposal of discountinued operations	—	—	—	(0.01)

Loss per common share	$(0.46)	$(2.66)	$(0.69)	$(3.43)

Weighted average common shares outstanding:
Basic	16,336	12,247	14,482	11,539
Diluted	16,336	12,247	14,482	11,626

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,957)	$(39,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,119	7,338
Non-cash restructuring charges (reversals)	(489)	—
Inducement expense related to debt conversion	5,707	2,869
Goodwill and intangible asset impairment	—	27,507
Write-down of investments	—	11,340
Other non-cash charges	(335)	1,401
Loss (gain) on disposal of property and equipment	8	(83)
Loss on disposal of discontinued operations	—	165
Gain on BT settlement	—	(4,804)
Realized gain on investments	(111)	—

Change in assets and liabilities:
Accounts receivable	373	(908)
Prepaid expenses and other assets	742	8,056
Accounts payable and accrued expenses	(3,472)	(15,568)
Deferred revenues	73	(20,315)

Net cash used in operating activities	(6,342)	(22,876)

Cash flows from investing activities:
Proceeds from sale of cost and equity method investments	—	1,850
Proceeds from sale of short-term investments	979	—
Purchase of cost and equity method investments	—	(2,959)
Restricted cash	1,685	1,811
Proceeds from sale of assets	292	406
Capital expenditures	(59)	(780)
Discontinued operation - investing activities	—	2,350

Net cash provided by investing activities	2,897	2,678

Cash flows from financing activities:
Payments to repurchase convertible redeemable preferred stock	—	(5,000)
Payments to repurchase convertible notes	(1,289)	(2,393)
Proceeds from issuance of common stock and warrants, net	936	—
Settlement of put arrangement involving common stock	—	(1,014)
Payments to settle BT put and call obligation	—	(8,374)
Principal payments on long-term debt and obligations under capital leases	(71)	(2,146)
Proceeds from employee stock plans	82	418

Net cash used in financing activities	(342)	(18,509)

Effect of exchange rate fluctuation on cash and cash equivalents	25	245

Net decrease in cash and cash equivalents	(3,762)	(38,462)

Cash and cash equivalents - beginning of period	7,979	50,252

Cash and cash equivalents - end of period	$4,217	$11,790

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$189	$2,206

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock and warrants to repurchase convertible debt	$10,815	$14,357
Preferred dividends paid through issuance of additional securities	—	3,861
Issuance of common stock to BT under put/call obligation	—	2,955

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Consolidated Statement of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	13,709	$137	$1,170,742	$(239)	$(736)	$(1,167,457)	$(805)	$1,642
Exercise of restricted units	9	—	1	—	—	—	—	1
Repurchase of convertible debentures	2,694	27	10,788	—	—	—	—	10,815
Issuance of common stock, net	1,140	11	464	—	—	—	—	475
Reclassification of warrants	—	—	197	—	—	—	—	197
Exercise of stock options	74	1	80	—	—	—	—	81
Unearned compensation	—	—	554	(554)	—	—	—	—
Amortization of unearned compensation	—	—	—	358	—	—	—	358
Net loss	—	—	—	—	—	(9,957)	—	(9,957)
Other comprehensive income	—	—	—	—	38	—	—	38

Balance, September 30, 2003 (Unaudited)	17,626	$176	$1,182,826	$(435)	$(698)	$(1,177,414)	$(805)	$3,650

Verticalnet, Inc.

Consolidated Statements of Other Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(7,594)	$(32,595)	$(9,957)	$(39,874)
Unrealized gain on forward sale	—	777	—	2,030
Foreign currency translation adjustment	15	184	13	246
Unrealized gain (loss) on investments	14	(829)	25	(2,038)

Comprehensive loss	$(7,565)	$(32,463)	$(9,919)	$(39,636)

See accompanying notes to consolidated financial statements.

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1) Background and Basis of Presentation

Company Overview

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet”, “the Company”, “the registrant”, “we”, or “us.”

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

With the completion of the June 2002 sale of our Small/Medium Business (“SMB”) unit that operated and managed 59 industry-specific online marketplaces, we have completed a business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering supply chain solutions to enterprise customers. The operating results of the SMB unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements.

Our consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and the cash flows for the nine months ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2002, we had approximately $1.1 million and $0.5 million of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet. As of September 30, 2003, all restricted cash balances have been released and are now included as part of cash and cash equivalents.

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

Capitalized Software

Software costs capitalized under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were $0.1 million and $0.7 million for the three and nine months ended September 30, 2002, respectively. There were no software costs capitalized for the three and nine months ended September 30, 2003. Amortization expense related to previously capitalized costs for the three and nine months ended September 30, 2003 was immaterial. Amortization expense related to previously capitalized costs for the three and nine months ended September 30, 2002 was $0.1 million and $0.4 million, respectively. The carrying value of the software is regularly reviewed and impairments are recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. No impairment of capitalized software was recognized during the nine months ended September 30, 2003 or 2002.

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

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services rendered in connection with the licensing of our software have been considered essential to the functionality of the software product and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2001 was related to license fee payments received from Converge, Inc. (“Converge”). Such amounts were to be recognized as revenue on a straight-line basis over the contract term, which was scheduled to end on December 31, 2003. This revenue comprised the majority of our revenue (63% and 66%) for the three and nine months ended September 30, 2002, respectively. The Converge license agreement was amended in November 2002, at which time we recognized the remaining deferred revenue related to Converge.

Despite the reduction in revenues we expect to recognize from Converge in 2003, as compared to those we recognized in 2002, we do not believe such reduction will materially affect out future operating results, as we have obtained other sources of revenue, and have significantly reduced our overall cost structure.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net income (loss) attributable to common shareholders and income (loss) per common share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net income (loss) attributable to common shareholders and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) attributable to common shareholders:
As reported	$(7,594)	$(32,595)	$(9,957)	$57,306
Add: Stock-based employee compensation included in reported net income (loss) attributable to common shareholders	165	45	358	120
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(3,835)	(6,347)	(12,867)	(20,580)

Pro forma	$(11,264)	$(38,897)	$(22,466)	$36,846

Income (loss) per common share – basic:
As reported	$(0.46)	$(2.66)	$(0.69)	$4.97
Pro forma	$(0.69)	$(3.18)	$(1.55)	$3.19

Loss per common share – diluted:
As reported	$(0.46)	$(2.66)	$(0.69)	$(3.43)
Pro forma	$(0.69)	$(3.18)	$(1.55)	$(5.19)

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

Computation of Historical Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures and our former Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three and nine months ended September 30, 2003, as well as the three months ended September 30, 2002, the dilutive loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

The following tables set forth the computation of income (loss) per common share for the nine months ended September 30, 2002 (in thousands, except per share data):

	Net Income (Loss)	Shares	Per Share Amount
Net loss	$(39,874)
Less: Preferred stock dividends and accretion	(3,861)
Plus: Repurchase of convertible redeemable preferred stock	101,041

Basic Income Per Common Share
Income attributable to common shareholders	57,306	11,539	$4.97

Effect of Dilutive Securities
Convertible redeemable preferred stock	(97,180)	87

Diluted Income Per Common Share
Loss attributable to common shareholders	$(39,874)	11,626	$(3.43)

Potentially dilutive common shares of 4,896,887 and 2,465,631 were excluded from the computation of diluted loss per common share because their effect was anti-dilutive for the three and nine months ending September 30, 2003 and the three and nine months September 30, 2002, respectively. In addition, 247,939 common shares that were previously held in escrow in connection with the Atlas Commerce, Inc. (“Atlas Commerce”) transaction are only included in the loss per common share calculation subsequent to their release date of March 31, 2003.

Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of September 30, 2003 reflects the following three subsequent events (see Note 7):

In October 2003, Verticalnet signed Waiver Letter Agreements with certain warrantholders who had acquired warrants in conjunction with the August 12, 2003 private placement (see Note 2). The Waiver Letter Agreements resulted in a modification to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of a net cash settlement (i.e., “put”) provision in the warrant. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. The put provision in the original warrant resulted in the instrument being accounted for as a liability. Upon the elimination of this provision, the fair value of these warrants was reclassified from other current liabilities to equity.

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

The effects on the balance sheet accounts were as follows (in thousands):

	Debit	Credit
Other current liabilities	$149
Additional paid-in capital		$149

On October 9, 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share.

The effects on the balance sheet accounts were as follows (in thousands):

	Debit	Credit
Cash and cash equivalents	$1,612
Accounts payable and accrued expenses		$25
Common stock		18
Additional paid-in capital		1,569

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. As part of the settlement, the Company has agreed to pay Silicon Valley Bank $480,000 and Silicon Valley Bank has agreed to dismiss the lawsuit. See Note 6 to these consolidated financial statements.

The effects on the balance sheet accounts were as follows (in thousands):

	Debit	Credit
Accounts payable and accrued expenses	$480
Cash		$480

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

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations, or cash flows.

(2) LIQUIDITY

We believe that our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next twelve months. However, to the extent that the current level of liquid assets or future revenues proves to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

In July 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million in cash, stock, and warrants. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million and change of control warrants valued at $0.1 million. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This charge is included in interest and other expenses, net in the consolidated statements of operations for the three and nine months ended September 30, 2003.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $0.5 million. The Company received approximately $0.9 million in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. In August and September, Verticalnet signed Waiver Letter Agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement provision, the fair value of the warrants ($197,000) was reclassified from other current liabilities to additional paid-in capital. Subsequent to September 30, 2003, additional warrantholders also signed such Waiver Letter Agreements. See Notes 1 and 7 to these consolidated financial statements regarding this subsequent event.

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

On October 9, 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction. See note 7 to these consolidated financial statements regarding this subsequent event.

We may attempt to settle the Company’s remaining $728,000 of convertible debentures. If successful, our financial resources will be reduced.

(3) DISCONTINUED OPERATIONS

SMB

On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. As consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional $6.5 million based on a four-year performance-based earn-out provision. We recorded a loss on disposal of approximately $165,000 in the six months ended June 30, 2002 for the sale of the SMB unit.

The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. Revenues and losses from this discontinued operation are as follows:

Nine Months Ended September 30, 2002
E-commerce, advertising, software, maintenance, and other revenues	$18,982
Income from discontinued operations	8,508
Loss on disposal of discontinued operations	(165)

(4) RESTRUCTURING CHARGES AND ASSET WRITE-DOWN

During 2003, we continued to make payments under previous restructuring charges incurred in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at September 30, 2003 of $498,000, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover the actual amount to be paid. Differences, if any, between the estimated amount accrued and the actual amount paid will be reflected in operating expenses in future periods. The Company expects to complete all payments relating to this restructuring accrual by the first quarter of 2004.

The following table provides a summary by category and a rollforward of the changes in the restructuring accrual for the nine months ended September 30, 2003 (in thousands):

	Accrual at December 31, 2002	Cash payments	Adjustments	Accrual at September 30, 2003
Lease termination costs	$3,484	$(2,504)	$(482)	$498
Employee severance and related benefits	50	(40)	(10)	—
Other exit costs	—	(3)	3	—

	$3,534	$(2,547)	$(489)	$498

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco. As a result, the restructuring accrual has been adjusted to reflect the agreed upon settlement. See Note 6 to these consolidated financial statements.

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

(5) COMMITMENTS AND CONTINGENCIES

SEC Comment Letter

In connection with our acquisition of Atlas Commerce, Inc., we filed a registration statement on Form S-3 with the SEC registering the resale of shares of our common stock issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. As part of the ongoing comment and response process, the SEC reviewed our Form 10-K for the period ended December 31, 2002 and Form 10-Q for the period ended June 30, 2003 and has provided comments generally related to augmenting our disclosure in certain areas. We believe the ultimate resolution of such comments would not change our accumulated deficit at September 30, 2003 as presented in our consolidated financial statements. However, we intend to amend our Form 10-K for the period ended December 31, 2002 and our Form 10-Q for the period ended June 30, 2003, to comply with the SEC’s request for amended disclosure for certain items. On October 8, 2003, we withdrew the registration statement registering the resale of shares of our common stock issued in the Atlas Commerce acquisition. On November 4, 2003 we filed a response with the SEC regarding the remaining open comments. We believe we have addressed the SEC’s comments in this Form 10-Q.

(6) OTHER LITIGATION

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual

Verticalnet Inc.

Notes to Consolidated Financial Statements (Unaudited)

allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. It is expected that the proposed resolution will be reviewed by the District Court in late 2003 or early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A. No. 03-2949, in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. In October 2003, the Company executed a settlement agreement with Silicon Valley Bank, pursuant to which the Company paid Silicon Valley Bank $480,000 and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result of the settlement the lawsuit was dismissed.

In July 2000, we entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania Department of Community and Economic Development (“PaDCED”) whereby we received a grant in the amount of $1.0 million from the Commonwealth. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that we would operate in the Horsham facility for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in the Malvern facility for at least five years. Both contracts contain a provision that requires repayment of the grant amount in the event the conditions are not met.

In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant to Verticalnet. The Company responded to the PaDCED that it believes it had substantially complied with the conditions. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas, although the Complaint has not yet been served upon us. The Complaint seeks to recover the total amount of the grant to Verticalnet. Although we would prefer to amicably resolve the matter, we will vigorously defend any action to recover the grant amount.

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

(7) SUBSEQUENT EVENTS

In October 2003, Verticalnet signed Waiver Letter Agreements with certain warrantholders who had acquired warrants in conjunction with the August 12, 2003 private placement (see Note 2). The Waiver Letter Agreements resulted in a modification to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of a net cash settlement (i.e., “put”) provision in the warrant. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. The put provision in the original warrants resulted in the instrument being accounted for as a liability. Upon the elimination of this provision, the fair value of these warrants was reclassified from other current liabilities to equity.

On October 9, 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share. Shareholders’ equity will increase by approximately $1.6 million as a result of the private placement.

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. As part of the settlement, the Company paid Silicon Valley Bank $480,000 and Silicon Valley Bank agreed to release the Company from all other claims. See Note 6 to these consolidated financial statements.

Due to the significance of these three transactions on the Company’s financial position, we have presented a pro forma balance sheet reflecting these transactions as if they had occurred on September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “plan to,” “believe,” “continue,” “intend,” “expect,” and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development, and implementation of our products; the strategies underlying our business objectives; the benefits to our customers and their trading partners of our products; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition, and operating results.

Our forward-looking statements are not meant to predict future events or circumstances which may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq SmallCap Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled “Factors Affecting our Business Condition.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

In June 2002, we completed the sale of certain assets of the Small/Medium Business (“SMB”) unit that operated and managed online marketplaces. The SMB unit was sold to Corry Publishing for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet and helped complete our transformation from an online operator of online public vertical communities to an enterprise software company. The operating results of the SMB unit through June 28, 2002 have been reflected as a discontinued operation in our consolidated financial statements.

With our transformation to an enterprise software business model complete, management has taken the following significant actions since June 2002 to restructure our balance sheet and improve the financial viability of our business:

•	In June 2002, the Company completed the repurchase of all of its outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled a common stock purchase warrant, dated April 7, 2000. The effect of the transaction was a net increase to shareholders’ equity of $101.0 million.

•	In July 2002, we completed the repurchase of $13.85 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $2.9 million. This consideration included 1,270,854 shares of common stock valued at $0.8 million and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $0.3 million, also in cash. In connection with the transaction, $0.2 million of deferred debt offering costs attributable to the portion of debt repurchased were written off against additional paid-in capital. The Company recorded a charge to operations of $2.9 million representing the inducement for conversion of the convertible debentures, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversions of Convertible Debt. The net effect on shareholders’ equity was an increase of $11.5 million. In December 2002, we completed the repurchase of $0.7 million of our 5 1/4% convertible subordinated debentures for total consideration of $0.1 million. We recognized a gain of $0.6 million in connection with the December repurchase. In July 2003, the Company completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock, with a fair market value of $4.4 million, $1.3 million of cash, and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control, expire on September

27, 2004 and were valued at $0.1 million. Additionally the Company made a payment for accrued but unpaid interest of $21,000 also in cash and approximately $55,000 of deferred offering costs attributable to the portion of debt repurchased was written off against additional paid-in capital. In connection with the repurchase, the Company recorded a charge to operations in the third quarter of 2003 of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84.

•	In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own for consideration of $6.5 million in cash, of which $0.9 million pertained to accrued interest, and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment which included payment of accrued interest of $0.2 million). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

•	Also in September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. (“VNI”) entered into an agreement with another investor in Converge, Inc. (“Converge”) to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. Under the terms of the agreement, the Company was to transfer to the buyer all of the outstanding capital stock of VNI at a second closing. If the Company was not able to transfer the stock of VNI, the Company could have been required to refund $0.1 million to the buyer. The Company was relieved of this obligation as part of the sale of Converge’s assets in the first quarter of 2003.

•	We completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142, Goodwill and Other Intangible Assets. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.6 million. Of this amount, $21.6 million related to the December 2001 acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) and $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

•	In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

•	In January 2003, the Company amended the lease agreement with its primary landlord resulting in an annual savings of $2.7 million of operating expenses and reducing the Company’s off balance sheet obligations by $16.4 million, which consisted of both future minimum lease payment and related operations expenses. The amended agreement terminated the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provided for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis. We have exercised the option to continue the lease for an additional 90 days, commencing September 1, 2003.

•	In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at approximately $0.5 million. The Company received approximately $0.9 million in net proceeds from this transaction.

•	In October 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction. See note 7 to the consolidated financial statements included elsewhere in this report regarding this subsequent event.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

Total revenues for the quarter ended September 30, 2003 were $1.8 million as compared to $6.6 million for the quarter ended September 30, 2002. For the nine month periods ended September 30, 2003 and 2002, total revenues were $7.5 million and $20.8 million, respectively.

Revenues in the ongoing business are comprised of software license revenues and service and maintenance revenues. For the three months ended September 30, 2003 and 2002, software license revenues were $0.1 and $4.4 million, respectively. For the nine months ended September 30, 2003, software license revenues were $0.3 million versus $15.3 million in the same period last year. The decline relates primarily to changes in our agreement with Converge and a more difficult macro economic market for software companies. There have been no new license agreements signed since March 2002. Revenues derived from the Converge arrangement represented approximately 4% and 66% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Despite the reduction in revenues we expect to recognize from Converge in 2003, as compared to those we recognized in 2002, we do not believe such reduction will materially affect out future operating results, as we have obtained other sources of revenue, and have significantly reduced our overall cost structure.

Services and maintenance revenues were $1.8 million for the three months ended September 30, 2003 versus $2.2 million for the three months ended September 30, 2002, and increased year to date to $7.1 million compared to $5.5 million for the same period in 2002. The increase in service and maintenance revenues is due to selling additional services to our customers.

For the three and nine months ended September 30, 2003, 76% and 75% of total revenues were derived from the Company’s two largest customers.

Cost of Revenues

Cost of revenues is comprised of the cost of software license and the cost of services and maintenance. The cost of software license itself is comprised of royalties and the cost of acquired technology, which is the non-cash amortization of currently used technologies acquired through acquisitions.

The cost of software license was $0.2 million for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, the cost of software licenses decreased to $0.5 million compared to $0.9 million for the same period last year. The decrease for the nine months ended September 30, 2003 is due primarily to the decrease in the amortization of the technology acquired in the Isadra and Tradeum, Inc. (“Tradeum”) acquisitions, which had been fully amortized as of December 31, 2002. The cost of acquired technology for the three and nine months of 2003 relates primarily to the Atlas Commerce acquisition, which occurred in December 2001.

The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company’s customer support function, which is provided to customers as part of the recurring maintenance fees. For the three months ended September 30, 2003 and 2002 these costs were $0.5 million and $1.3 million, respectively. During the nine months ended September 30, 2003 the costs decreased to $1.8 million from $4.2 million during the same period of 2002. The decrease is primarily due to reduced facilities and infrastructure costs and a significant reduction in headcount in the first nine months of 2002 as a result of the restructuring actions that occurred during 2002. For the nine months ended September 30, 2003, the combination of these items accounted for approximately $2.0 million of the decrease. The reduction of third-party consultants and a decrease in amortization expense contributed approximately $0.3 million and $0.1 million to the overall decrease, respectively.

Research and Development

Research and development costs consist primarily of salaries and fringe benefits costs of our development efforts related to our specific customers, product strategy, development, and testing employees. For the nine months ended September 30, 2003, research and development costs decreased $5.0 million to $2.9 million as compared to the same period in the prior year. Research and development costs decreased to $0.9 million from $1.5 million for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to headcount reductions associated with the restructuring actions that occurred during 2002. During the three and nine months ended September 30, 2003, reductions in salary and fringe benefits related costs accounted for approximately $0.4 million and $3.3 million of the decrease, respectively. Reduction in facilities and infrastructure costs attributable to the research and development group contributed approximately $0.1 million and $1.0 million to the overall decrease, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions, for sales and marketing employees. In addition, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the nine months ended September 30, 2003 and 2002 were $1.8 million and $4.7 million, respectively. The sales and marketing expenses for the three months ended September 30, 2003 and 2002 were $0.6 million and $1.5 million, respectively. For the three and nine months ended September 30, 2003, the significant decrease in sales and marketing expenses is primarily related to headcount reductions, which resulted in salary and fringe benefits decreasing by $0.4 million and $1.5 million, respectively. For the three and nine months ended September 30, 2003, facilities and infrastructure costs attributable to the group decreased by $0.2 million and $0.4 million, respectively, while direct marketing expenses, such as advertising, public relations and trade shows, declined approximately $0.1 million and $0.7 million, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, and human resources personnel. General and administrative expenses decreased $3.4 million to $4.1 million for the nine months ended September 30, 2003 from $7.5 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, general and administrative expenses increased to $1.6 million from $1.3 million for the same period in 2002. For the nine months ended September 30, 2003 these expenses declined primarily as a result of the restructuring actions undertaken in 2002. For the nine months ended September 30, 2003, headcount related cost reductions accounted for $1.0 million, a decrease in depreciation expense accounted for $2.0 million of the decline and a decrease in other general and administrative expenses, such as rent, contributed $0.3 million. For the three months ended September 30, 2003 these expenses increased primarily due to the prior year’s one-time settlement gains of $0.9 million relating to certain litigation and tax related issues.

Restructuring and Asset Impairment Charges (Reversals)

Restructuring and impairment charge (reversals) for the three and nine months ended September 30, 2003 reflect the net adjustment to the restructuring accrual. For the three and nine months ended September 30, 2002, the Company recognized approximately $28.9 million and $30.7 million in restructuring and impairment charges, respectively. The charges include a goodwill impairment of $27.5 million related to the goodwill recorded in the acquisition of Atlas Commerce and Isadra. The remaining charges include adjustments to the restructuring charge recognized in the fourth quarter of 2001. The $1.4 million and the $3.2 million adjustments for the quarter and nine months ended September 30, 2002, respectively, relate primarily to facility leases, and in the nine month period include $0.6 million related to severance costs incurred as a result of the Atlas Commerce acquisition and integration. During the three months ended September 30, 2003, the accrual for facility leases was adjusted by approximately $0.2 million to reflect the settlement with Silicon Valley Bank. See Notes 6 and 7 to the consolidated financial statements included elsewhere in this report regarding this event.

Amortization Expense

For the nine months ended September 30, 2002 amortization expense totaled $2.1 million, which primarily reflected the non-cash amortization of deferred costs related to warrants and Series A preferred stock issued to Microsoft. The Company did not incur any such amortization expense during the three months ended September 30, 2003 or 2002 or nine months ended September 30, 2003.

Interest and Other Expense, net

Interest and other expense, net was comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Gain (loss) on asset disposal	$—	$(25)	$(9)	$83
Gain on BT settlement	—	4,804	—	4,804
Cost of inducement	(5,707)	(2,869)	(5,707)	(2,869)
Transaction gain (loss)	—	—	25	(13)
Impairment charges - investments	—	(6,100)	—	(11,340)
Realized gain (loss) on investments	—	—	113	—
Interest expense	(53)	(323)	(1,031)	(1,737)

Interest and other expense, net	$(5,760)	$(4,513)	$(6,609)	$(11,072)

In June 2002, the Company repurchased all of its outstanding Series A 6% convertible redeemable preferred stock. At the time of the repurchase, the carrying value of the preferred stock and the related accumulated dividends was approximately $106.0 million. The Company paid $5.0 million in cash consideration for the preferred shares, resulting in an increase in paid-in capital of $101.0 million, which is included in income attributable to common shareholders for the nine months ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003, our primary source of liquidity consists of cash and cash equivalents. The majority of such funds are readily available for operating purposes. At September 30, 2003, we had cash and cash equivalents totaling $4.2 million, compared to cash, cash equivalents, and short-term investments of $9.0 million at December 31, 2002. At September 30, 2003, working capital decreased approximately $2.3 million to $1.6 million from $3.9 million at December 31, 2002.

Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2003 compared to $22.9 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 consisted primarily of losses from continuing operations and decreases in accounts payable and accrued expenses, offset by an inducement expense related to debt conversion, along with the decreases in accounts receivable and prepaid expenses and other assets and an increase in deferred revenues.

During the nine months ended September 30, 2003, $2.9 million of cash was provided by investing activities compared to $2.7 million during the nine months ended September 30, 2002. Cash provided by investing activities for the nine months ended September 30, 2003 includes $1.0 million from the sale of our investment in corporate bonds, $0.3 million from the sale of property and equipment, and $1.7 million from the release of previously restricted funds offset by $0.1 million of capital expenditures.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2003, compared to $18.5 million in 2002. Cash used in financing activities for the nine months ended September 30, 2003 primarily relates to $1.3 million in cash consideration for the repurchase of the Company’s convertible subordinated debentures, offset by $0.9 million of proceeds from the issuance of common stock.

In July 2003, we completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock, with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock at $0.01 per share. The warrants are exercisable only upon a change of control and expire on September 27, 2004, and were valued at $0.1 million.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $0.5 million. The Company received approximately $0.9 million in net proceeds from this transaction.

On October 9, 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction. See note 7 to the consolidated financial statements included elsewhere in this report regarding this subsequent event.

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. As part of the settlement, the Company paid Silicon Valley Bank $0.5 million and Silicon Valley Bank agreed to release the Company from all other claims. See Note 6 to the consolidated financial statements included elsewhere in this report regarding this subsequent event.

We believe that our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next twelve months. However, to the extent that the current level of liquid assets or future revenues proves to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

We may attempt to settle the Company’s remaining convertible debentures. If successful, our resources may be further reduced.

Contractual Commitments

The following table outlines our future contractual commitments:

Expected Cash Payments by Year

(in thousands)

	2003*	2004	2005	2006	2007 and beyond	Total
Convertible notes	$—	$728	$—	$—	$—	$728
Operating leases	74	144	124	31	—	373
Other	44	29	—	—	—	73

Total	$118	$901	$124	$31	$—	$1,174

*	Reflects amounts payable over the last three months of 2003

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations, or cash flows.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses for the next twelve months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations will be materially and adversely affected.

We may not generate an operating profit.

As of September 30, 2003, our accumulated deficit was approximately $1.2 billion. Although we generated a profit in the fourth quarter of 2002, we expect to incur operating losses for the foreseeable future. We may never generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We may not develop significant revenues from enterprise software licensing and professional services, which could adversely affect our future revenue growth and ability to achieve profitability.

If we do not develop and consistently generate significant revenues from enterprise software licensing and professional services, our business, financial condition, and operating results will be impaired. Our ability to generate enterprise software revenues depends on the overall demand for enterprise software solutions and professional services, as well as general economic and business conditions. Suppressed demand for enterprise software solutions and services caused by a weakening economy and reduced levels of spending on technology solutions may result in less revenue growth than expected or even a decline in revenues. We cannot offer any assurances that we will be able to develop, enhance, or promote our enterprise software solutions and professional services effectively, whether as a result of general economic conditions or otherwise. A substantive portion of our revenue is derived from contracts to perform professional services to our customers. If we are not able to continue to obtain contracts to provide professional services to our customers, or we lose one or more customers, our revenues will be impacted.

We anticipate lengthy sales cycles for our software products, and difficulty in obtaining customer commitments.

The Company has not executed a software license agreement since March 2002. Looking forward, we anticipate the sales cycle for our enterprise software products to average approximately three to nine months. We have experienced an increase in the length of the sales cycle during 2002 and 2003. We have also experienced difficulty in obtaining customer commitments to enter into contracts even after we have been selected as the preferred vendor due to financial difficulties and economic concerns of prospective customers. If the economy and the market for technology solutions remain depressed or worsen, then our average sales cycle could become increasingly longer and our ability to enter into customer agreements could become increasingly more difficult. By purchasing our products, we may be asking potential customers in many cases to change their established business practices and conduct business in new ways. In addition, potential customers must generally consider additional issues, such as product benefits, ease of installation, ability to work with existing technology, functionality and reliability, and adoption by their suppliers, before committing to purchase our products. Additionally, we believe that the purchase of our products is often discretionary and generally involves a significant commitment of capital and other resources by a customer, which frequently requires approval at a number of management levels within the customer organization. Likewise, the implementation and deployment of our enterprise software products requires a significant commitment of resources by our customers and our professional services organization. The challenges we face in attempting to obtain commitments and approvals from our customers may be exacerbated by worsening economic conditions in general and in our target markets, as well as by competition from other software solution providers whose brands, products, and services may be better known to, and more widely accepted by, potential customers than ours.

We may be unable to maintain our listing on the Nasdaq Stock Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a one-for-ten reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. Our stock was trading above $1.00 as of November 12, 2003. On April 8, 2003, we received a letter from Nasdaq stating that Nasdaq was reviewing our eligibility for continued listing on the Nasdaq SmallCap Market due to (i) the Company’s failure to maintain the minimum shareholders’ equity of $2.5 million, and (ii) Nasdaq’s belief that the members of the Company’s Audit Committee were not independent within the meaning of the Nasdaq rules. The letter stated that delisting procedures would begin if Nasdaq believed the Company’s plan to achieve and maintain compliance with listing standards was inadequate. On April 22, 2003, the Company responded to Nasdaq and asserted that (i) the Company has a plan to improve the Company’s shareholders’ equity sufficient to meet Nasdaq listing requirements, and (ii) that the Company believes that under existing law and proposed SEC and Nasdaq rules, the members of the Company’s Audit Committee are independent, and that no further modification of the Audit Committee would be required until the annual meeting in 2004. On June 5, 2003, we received a letter from Nasdaq rejecting our request that our stock remain listed on the Nasdaq SmallCap Market. The Company filed an immediate appeal, which stayed the delisting until a hearing could be held before a hearing panel. On July 24, 2003, the Company attended a hearing convened by Nasdaq before a Listing Qualifications Panel to consider the delisting of Verticalnet’s common stock. On August 5, 2003, we received a letter from Nasdaq informing us that the Listing Qualifications Panel had determined to continue our listing of the Company’s securities on the Nasdaq SmallCap Market, subject to our completion of certain matters, including (i) the timely filing of the June 30, 2003 quarterly report on Form 10-Q, which contained a pro forma balance sheet reflecting the repurchase of $6.4 million of the Company’s 5¼% convertible subordinated debentures due September 2004 and the $1.1 million private placement of its common stock; (ii) submitting documentation evidencing the election of independent directors and audit committee members, and (iii) timely filing this Quarterly Report for the third calendar quarter of 2003 which evidences shareholders’ equity in excess of $2.5 million. As a result of this filing we have complied with all of the requirements set forth by Nasdaq and we expect to remain listed by Nasdaq.

If our stock is delisted from the Nasdaq Stock Market or our share price declines significantly, then our stock may be deemed to be penny stock.

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

Our success also depends on having highly trained professional services and development personnel. We may need to hire additional personnel if our business grows. A shortage in the number of trained consultants and developers could limit our ability to implement our software if we are able to license software to new customers or if our present customers ask us to perform more services for them. Competition for personnel, particularly for employees with technical expertise, could be strong. Our business, financial condition, and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

We intend to amend previously filed reports to resolve certain comments we have received from the SEC and may have additional amendments if we cannot otherwise resolve the remaining comments we have received.

In connection with our acquisition of Atlas Commerce, Inc., we filed a registration statement on Form S-3 with the SEC registering for resale the shares of our common stock that were issued in the acquisition. In connection with a routine review and comment letter process related to this filing, we have received comments from the SEC. As part of the ongoing comment and response process, the SEC reviewed our Form 10-K for the period ended December 31, 2002 and Form 10-Q for the period ended June 30, 2003 and has provided comments generally related to augmenting our disclosure in certain areas. We believe the ultimate resolution of such comments would not change our accumulated deficit at September 30, 2003 as presented in our consolidated financial statements. However, we intend to amend our Form 10-K for the period ended December 31, 2002 and our Form 10-Q for the period ended June 30, 2003, to comply with the SEC’s request for amended disclosure for certain items. On October 8, 2003, we withdrew the registration statement registering the resale of shares of our common stock issued in the Atlas Commerce acquisition. On November 4, 2003, we filed a response with the SEC regarding the remaining open comments and are awaiting their response.

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

We may seek to grow our business by acquiring another business. In addition, we may seek to raise additional capital. We may be required to incur debt or issue equity securities to pay for acquisitions or to acquire additional capital, which may be dilutive to our existing shareholders.

We expect to rely on third parties to implement our products.

We expect to rely on third parties to implement our software products at customer sites. If we are unable to establish and maintain effective, long-term relationships with implementation providers, or if these providers do not meet the needs or expectations of our customers, our business could be seriously harmed. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which could significantly limit our ability to meet our customers’ implementation needs. A number of our competitors have significantly better established relationships with third parties that we may potentially partner with. As a result, these third parties may be more likely to recommend competitors products and services rather than our own. In addition, we would not be able to control the level and quality of service provided by our implementation partners.

New versions and releases of our products may contain errors or defects.

Our enterprise software products may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. Errors in new releases and new products after their introduction could result in delays in release, lost revenues, and customer frustration during the period required to correct these errors. We may in the future discover errors and defects in new releases or new products after they are shipped or released.

Our target markets are evolving and characterized by rapid technological change, which we may not be able to keep pace with.

The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards, and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition, and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services, and features of our enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our software products or introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our software products, or if our improvements, enhancements, offerings, or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third-party technologies that are useful in our business, which we may not be able to do.

We may ultimately be unable to compete in the markets for the products and services we offer.

The markets for our enterprise software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the intensity of competition to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing, and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition, and operating results would be negatively impacted.

We have had decreases in the fair value, and in some cases a complete loss, of our equity investments.

We hold investments in equity instruments of privately held companies. Such items are included in other investments on our consolidated balance sheet. For the year ended December 31, 2002, we recorded an aggregate of $12.0 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method, and available-for-sale investments, $9.6 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, for which we entered into a sale agreement as of September 30, 2002. As of September 30, 2003, we held cost method investments with a carrying value of $0.6 million. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

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

As a result of its stock ownership and board representation, Internet Capital Group, Inc. (“Internet Capital Group”) is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At October 15, 2003, Internet Capital Group beneficially owned 2,526,864 shares, or approximately 13%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, neither we nor they have any current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities and to continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of October 15, 2003, Internet Capital Group’s ownership interest in us was approximately 13%. Now that its ownership interest has fallen below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

We may not be able to protect our proprietary rights and may infringe the proprietary rights of others.

Proprietary rights are important to our success and our competitive position. We may be unable to register, maintain, and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. Although we file copyright registrations for the source code underlying our software, enforcement of our rights might be too difficult and costly for us to pursue effectively. We have filed patent applications for the proprietary technology underlying our software, but our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. Effective patent, copyright, and trade secret protection of our software may be unavailable or limited in certain countries.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of October 15, 2003, the holders of 6,416,192 shares of common stock and warrants to purchase 1,238,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option, and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market’s adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

•	general economic conditions, including suppressed demand for technology products and services;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services;

•	changes in the market valuations of other software or technology companies;

•	failure to meet analysts’ or investors’ expectations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;

•	our cash position and cash commitments;

•	our prospects for software sales and new customers; and

•	additions or departures of key personnel.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We have made, and plan to continue to make, investments in complementary companies, technologies, and assets. Future acquisitions are subject to the following risks:

•	acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls, and procedures;

•	we may acquire companies in markets in which we have little experience;

•	we may not be able to successfully integrate the services, products, and personnel of any acquisition into our operations;

•	we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions; and

•	our acquisitions may not result in any return on our investment and we may lose our entire investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. As of September 30, 2003, our portfolio of investments included $4.2 million in cash and cash equivalents. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at September 30, 2003. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of September 30, 2003 we hold cost method equity investments with a carrying value of approximately $0.6 million. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

In connection with Ariba Inc.’s (“Ariba”) acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As of the date of this filing, we have not been advised whether the pledged shares have been delivered to the counter-party. We have no further obligations under the forward sale contract. We have only limited involvement with derivative financial instruments and do not use them for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. It is expected that the proposed resolution will be reviewed by the District Court in late 2003 or early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A. No. 03-2949, in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. In October 2003 the Company executed a settlement agreement with Silicon Valley Bank, pursuant to which the Company paid Silicon Valley Bank $0.5 million and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result of the settlement the lawsuit was dismissed.

In July 2000, we entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania Department of Community and Economic Development (“PaDCED”) whereby we received a grant in the amount of $1.0 million from the Commonwealth. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that we would operate in the Horsham facility for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in the Malvern facility for at least five years. Both contracts contain a provision that requires repayment of the grant amount in the event the conditions are not met.

In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant to Verticalnet. The Company responded to the PaDCED that it believes it had substantially complied with the conditions. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas, although the Complaint has not yet been served upon us. The Complaint seeks to recover the total amount of the grant to Verticalnet. Although we would prefer to amicably resolve the matter, we will vigorously defend any action to recover the grant amount

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) During the quarter ended September 30, 2003, we issued the following unregistered securities pursuant to the following transactions:

On July 23, 2003, we completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock, with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock at $0.01 per share. The warrants are exercisable only upon a change of control and expire on September 27, 2004, and were valued at $0.1 million. This transaction was completed, under substantially similar terms and conditions, with six separate unaffiliated bondholders. This transaction was exempt from registration under Section 3 (a)(9) of the Securities Act of 1933, as amended.

On August 12, 2003, we completed the sale of 1,140,000 shares of our common stock for an aggregate offering price was $1,140,000 along with warrants to purchase 456,000 shares of our common stock at $1.20 per share. Commissions, exclusive of other costs, were $114,000. Initial purchasers were Kodiak Capital, LP; Kodiak Market Neutral Hedge Offshore, Ltd.; Grosvenor Investments IV, Ltd.; Kodiak Market Neutral Hedge, LP; Kodiak Capital Offshore, Ltd.; Nob Hill Capital; Cranshire Capital; JAS Securities; and Alpha Capital Aktiengesellschaft.

The warrants originally issued in connection with the August 12, 2003 private placement included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants. In August and September 2003, Verticalnet signed Waiver Letter Agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Subsequent to September 30, 2003, additional warrantholders also signed such Waiver Letter Agreements.

The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that it was acquiring the shares without a view to distribution and was afforded the opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

(d) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description
10.1[1]	Agreement Assigning and Terminating Lease Agreements and Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc.

10.2[1]	Letter Agreement dated March 20, 2003 by and among Converge, LLC, Converge, Inc., PCG Trading, LLC, Verticalnet, Inc. and Verticalnet Enterprises, LLC.

10.3*	Exchange Agreement dated July 22, 2003 between Verticalnet, Inc. and TQA Master Fund, Ltd. Relating to 5 1/4 % Convertible Subordinated Debentures due 2004

10.4*	Exchange Agreement dated July 22, 2003 between Verticalnet, Inc. and John Daniel Case Relating to 5 1/4% Convertible Subordinated Debentures due 2004

10.5*	Exchange Agreement dated July 22, 2003 between Verticalnet, Inc. and Stacey B. Case Relating to 5 1/4% Convertible Subordinated Debentures due 2004

10.6*	Exchange Agreement dated July 23, 2003 between Verticalnet, Inc. and AG Offshore Convertibles, Ltd. Relating to 5 1/4% Convertible Subordinated Debentures due 2004

10.7*	Exchange Agreement dated July 22, 2003 between Verticalnet, Inc. and Spectra Financial Group LLC Relating to 5 1/4% Convertible Subordinated Debentures due 2004

10.8*	Exchange Agreement dated July 22, 2003 between Verticalnet, Inc. and Lehman Brothers Inc. Relating to 5 1/4% Convertible Subordinated Debentures due 2004

10.9[2]	Subscription Agreement dated August 12, 2003 between Verticalnet, Inc. and various Subscribers

10.10[2]	Subscription Agreement dated October 9, 2003 between Verticalnet, Inc. and various Subscribers

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated November 14, 2003.

32.2†	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated November 14, 2003.

[1]	Filed as an exhibit to the registrant’s report on Form 10-Q dated May 15, 2003.
[2]	Filed with Form S-3, No. 333-109897, filed October 22, 2003.
*	Filed herewith.
†	Furnished herewith.

(b) Reports on Form 8-K.

On August 14, 2003, we filed a current report on Form 8-K, dated August 12, 2003, regarding our press release of August 13, 2003, setting forth financial information for the quarter ended June 30, 2003. In addition, the Company provided pro forma information related to the repurchase of a portion of its outstanding convertible subordinated debentures and a private placement of common stock and warrants.

On July 31, 2003, we filed a current report on Form 8-K, dated July 30, 2003, regarding our press release of July 30, 2003, setting forth financial information for the quarter ended June 30, 2003. In addition, the Company announced the repurchase of a portion of its outstanding convertible subordinated debentures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on November 14, 2003.

VERTICALNET, INC.

By: /s/ NATHANAEL V. LENTZ
Name: Nathanael V. Lentz President and Chief Executive Officer

By: /s/ GENE S. GODICK
Name: Gene S. Godick Executive Vice President and Chief Financial Officer