Form 10-K/A
period 2002-12-31
VERTICALNET INC
filed 2003-11-26
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Verticalnet, Inc. is filing this Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “Amended Annual Report”), to amend its Annual Report on Form 10-K for the year ended December 31, 2002 (the “Original Annual Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2003 The Amended Annual Report amends Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8 “Financial Statements and Supplementary Data,” Item 14 “Controls and Procedures” and Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of the Annual Report.

The Company is filing the Amended Annual Report in response to comments received from the SEC regarding the Company’s Original Annual Report. The Amended Annual Report revises various disclosures as follows: with respect to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to enhance disclosure regarding the Company’s revenue contracts and our transactions with British Telecommunications Plc with respect to Item 8 “Financial Statements and Supplementary Data,” to enhance disclosure with respect to the reclassification of reimbursements for certain out-of-pocket expense items, to clarify a reference to accounting literature, to revise the disclosure related to the Company’s SMB unit in order to reflect the amortization of certain amounts as a reduction of revenue, to fix a typographical error, and to provide additional detail for our transactions with British Telecommunications Plc and certain balance sheet items, including capital leases and goodwill and other intangibles; with respect to Item 14 “Controls and Procedures” to conform to current filing guidelines; and with respect to Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” to correct a typographical error in a certification as well as to conform to current filing guidelines. The revisions have no impact on any amounts reported in our statement of operations. Unless otherwise stated, all information contained in this amendment is as of March 31, 2003, the filing date of our original Annual Report.

VERTICALNET, INC.

FORM 10-K/A
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

•

In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the “BV Shares”), for consideration of $6.5 million in cash, of which $0.2 million pertained to accrued interest, and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment, which included interest of $0.9 million). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation that was included in current liabilities on the consolidated balance sheet as of December 31, 2001. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

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

     During the years ended December 31, 2002 and 2001, we recognized revenues of approximately $33.8 million and $29.8 million, respectively, under the Converge agreements. Deferred revenue related to the Converge agreements was $0 and approximately $23.2 million at December 31, 2002 and 2001, respectively.

 We expect a significant decrease in revenues in 2003, as compared to 2002 and 2001, due to the Converge amendments that are discussed above.  We do not believe, however, that such reduction will materially affect our net loss, as we have obtained other sources of  revenue and have significantly reduced our overall cost structure.

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

     During the years ended December 31, 2002 and 2001, we recognized revenues of approximately $33.8 million and $29.8 million, respectively, under the Converge agreements. Deferred revenue related to the Converge agreements was $0 and approximately $23.2 million at December 31, 2002 and 2001, respectively.

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

     In 2002 and 2001, the net cash used in operating activities was $26.5 million and $71.3 million, respectively. We believe that our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2004. As of December 31, 2002, we have $1.3 million due under maintenance and hosting contracts and $3.5 million due under professional services contracts, which are expected to be collected during 2003. Such amounts are exclusive of any amounts that ultimately may be collected from Converge. As of December 31, 2002, 62% of the contractual revenue noted above related to one customer. However, to the extent that the current level of liquid assets or future revenues prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

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

KPMG LLP

Philadelphia, Pennsylvania
January 31, 2003, except
     as to Note 20, which is
     as of February 6, 2003

VERTICALNET, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$7,979	$50,252
Accounts receivable, net of allowance for doubtful accounts of $1,684 at December 31, 2002 and $101 at December 31, 2001	1,586	692
Prepaid expenses and other current assets	3,892	5,958
Assets held for disposal	—	10,319

Total current assets	13,457	67,221
Property and equipment, net	912	6,896
Long-term investments	—	2,599
Other investments	606	10,831
Goodwill net of accumulated amortization of $0 at December 31, 2002 and $22,202 at December 31, 2001	—	27,595
Other intangibles, net of accumulated amortization of $900 at December 31, 2002 and $2,100 at December 31, 2001	1,800	2,815
Other assets	1,678	7,674

Total assets	$18,453	$125,631

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$415	$1,346
Accounts payable and accrued expenses	7,652	27,270
Deferred revenues	279	24,381
Other current liabilities	1,172	13,603
Liabilities held for disposal	—	22,279

Total current liabilities	9,518	88,879
Long-term debt and convertible notes	7,293	22,255
Other long-term liabilities	—	2,599

Total liabilities	16,811	113,733

Commitments and contingencies (see Notes 2, 12 and 13)
Series A 6.00% convertible redeemable preferred stock, $.01 par value, 250,000 shares authorized, none issued at December 31, 2002 and 109,290 shares issued at December 31, 2001, plus accrued dividends of $1,639 at December 31, 2001	—	102,180

Put arrangement involving common stock	—	1,057

Shareholders’ equity (deficit):
Preferred stock $.01 par value, 10,000,000 shares authorized, 0 issued at December 31, 2002 and December 31, 2001	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 13,708,546 shares issued at December 31, 2002 and 11,300,621 shares issued at December 31, 2001	137	113
Additional paid-in capital	1,170,742	1,055,351
Deferred compensation	(239)	(98)
Accumulated other comprehensive loss	(736)	(959)
Accumulated deficit	(1,167,457)	(1,144,941)

	2,447	(90,534)
Treasury stock at cost, 65,636 shares at December 31, 2002 and December 31, 2001	(805)	(805)

Total shareholders’ equity (deficit)	1,642	(91,339)

Total liabilities and shareholders’ equity (deficit)	$18,453	$125,631

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

Accounting for Derivatives

    We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other income (expense), net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in interest and other income (expense), net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in interest and other income (expense), net.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, subsequently recharacterized as Emerging Issues Task Force (“EITF”) Issue No. 01-14. EITF Issue No. 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This guidance was to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods were to be reclassified to comply with the guidance. Accordingly, the consolidated financial statements of operations have been reclassified pursuant to this guidance. The Company reclassified $0.5 million and $0 of reimbursements for the years ended December 31, 2001 and 2000, respectively. During 2001, the reimbursements were previously included as part of cost of services and maintenance.

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

     Revenues and losses from this discontinued operation are as follows (also refer to Note 12, Commitments and Contingencies, regarding the presentation of revenue and expenses under certain transactions that are the subject of comments received from the SEC in connection with a recent filing on Form S-3):

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
E-commerce, advertising, software, maintenance and other revenues	$18,982	$86,161	$102,858
Income (loss) from discontinued operations	8,508	(86,752)	(56,536)
Loss on disposal of discontinued operations	(165)	—	—

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The assets and liabilities of the SMB unit as of December 31, 2001 were as follows (in thousands):

Current assets	$5,368
Property and equipment, net	4,525
Intangible assets	365
Other non-current assets	61

Total assets	$10,319

Deferred revenue	$20,102
Other liabilities	2,177

Total liabilities	$22,279

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

     Depreciation and amortization related to property and equipment was $5.1 million, $3.2 million and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization applicable to property and equipment under capital leases of $0.1 million, $0.2 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, are included in such expense.

     The following is an analysis of leased property under capital leases (in thousands):

	December 31,

	2002		2001

Computer equipment	$	_	$503
Office equipment		_	298

		_	801
Less: Accumulated and amortization		_	(709)

	$	_	$92

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

     We had a put/call agreement with BT whereby we could purchase their remaining 10% interest in Verticalnet Europe at any time after March 12, 2002 and BT could sell its investment to us at any time after March 13, 2002.  The fair value of the put/call price of approximately $13.6 million was included in other current liabilities on the consolidated balance sheet as of December 31, 2001. In March 2002, the Company paid $3.0 million in cash, of which $0.9 million pertained to accrued interest, and issued 200,000 shares of Verticalnet common stock valued at $1.8 million toward the BT put/call obligation. On September 12, 2002, the Company completed the repurchase of the remaining 10% interest in Verticalnet Europe for consideration of $6.5 million in cash, of which $0.2 million pertained to accrued interest, and 1,000,000 shares of Verticalnet common stock valued at $1.2 million.

     In connection with the September 2002 settlement, the put and call agreement between Verticalnet and BT was terminated, as well as BT’s put right under this agreement that would have required us to repurchase the BT shares. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation that was included in current liabilities on the consolidated balance sheet as of December 31, 2001.  As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT.

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

     The following schedule depicts the future minimum capital lease payments per year as of December 31, 2002, along with the present value of all minimum lease payments (in thousands):

Years Ended December 31,
2003	$455
2004	156
2005	7

Total minimum lease payments	618
Less: Amount representing interest	(45)

Present value of minimum lease payments	$573

At December 31, 2002, long-term debt and capital lease obligations will mature as follows (in thousands):

2003	$415
2004	7,286
2005	7

Total	$7,708

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

     Information with respect to our directors may be found under the caption “Proposal No. 1— Election of Directors” in our proxy statement for the 2003 Annual Meeting of Shareholders to be held on June 18, 2003 (the “Proxy Statement”). Information with respect to our executive officers may be found under the caption “Executive and Senior Officers” included in Part I of this report. Such information is incorporated herein by reference.

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

     (a) Evaluation of disclosure controls and procedures.     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2002. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

     (b) Changes in internal controls.     The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Document filed as Part of this Report

     1.          Financial Statements.

     See Item 8 of this report.

     2.          Financial Statement Schedules.

     The following financial statement schedule is filed as part of this report under Schedule II immediately following the signature page: Schedule II—Valuation and Qualifying Accounts. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this report. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

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

10.16

Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (16)

10.17	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Coda Convertible Fund III (16)
10.18	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and James Nolen (16)
10.19	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Jeremiah P. O’Grady (16)
10.20	Securities Purchase Agreement dated as of September, 2002, by and among VNI Holdings Inc., Verticalnet, Inc., and Pharos Capital Partners, L.P.(16)
10.21	Amended and Restated 1996 Equity Compensation Plan (1)(6)
10.22	1999 Equity Compensation Plan(3)(6)(14)
10.23	Verticalnet, Inc. 2000 Equity Compensation Plan (4)(6)
10.24	Amended and Restated Equity Compensation Plan for Employees (5)(6)
10.25	1999 Long Term Incentive Plan (6)(15)
10.26	Employment Agreement, dated October 1, 2001, between Verticalnet, Inc. and Michael J. Hagan (6)(8)
10.27	Employment Agreement, dated October 1, 2001, between Verticalnet, Inc. and James W. McKenzie, Jr. (6)(8)
10.28	Employment Agreement, dated February 7, 2002, between Verticalnet, Inc. and John A. Milana (6)(11)
10.29	Amendment No. 1 to Employment Agreement of John A. Milana (6)(13)
10.30	Employment Agreement, dated February 19, 2002, between Verticalnet, Inc. and Kevin S. McKay (6)(11)
10.31	Restricted Stock Unit Agreement, dated February 19, 2002 between Verticalnet, Inc. and Kevin S. McKay (6)(11)
10.32	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (16)(6)
10.33	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (16)(6)
10.34	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (16)(6)
21	Subsidiaries of the registrant (16)
23.1	Consent of KPMG LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements†
32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements†

*	Filed herewith
†	Furnished herewith
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

(16)	Filed as an exhibit to the registrant's report on Form 10-K dated March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on November 25, 2003.

VERTICALNET, INC.

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