Form 10-Q/A
period 2003-06-30
VERTICALNET INC
filed 2003-11-26
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Verticalnet, Inc. is filing this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Original Quarterly Report”) which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003. The Amended Quarterly Report amends Item 1 “Consolidated Financial Statements”, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Part I “Financial Information” and Item 6 “Exhibits and Reports on Form 8-K” contained in Part II “Other Information” of the Original Quarterly Report.

The Company is filing the Amended Quarterly Report in response to comments received from the SEC regarding the Company’s Original Quarterly Report. The Amended Quarterly Report revises the disclosures pertaining to the Company’s $6.4 million repurchase of its 5 1/4% convertible subordinated debentures due September 2004 and the $1.1 million private placement of its common stock, which both occurred in the third quarter of 2003. In addition, the Company has revised the disclosure pertaining to the discontinued operations of its SMB unit, fixed typographical errors, and has added additional disclosure regarding the Company’s revenue and its transactions with British Telecommunications, Plc. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of the Original Quarterly Report.

VERTICALNET, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2003

Part I.    Financial Information

Item 1.    Consolidated Financial Statements

Verticalnet, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2003	Pro Forma June 30, 2003 (See Note 7)	December 31, 2002
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,644	$5,278	$7,979
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2003 and $1,684 at December 31, 2002	1,510	1,510	1,586
Prepaid expenses and other current assets	2,702	2,702	3,892

Total current assets	9,856	9,490	13,457
Property and equipment, net	353	353	912
Other investments	606	606	606
Intangible assets, net	1,350	1,350	1,800
Other assets	147	92	1,678

Total assets	$12,312	$11,891	$18,453

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$115	$115	$415
Accounts payable and accrued expenses	3,882	3,817	7,652
Deferred revenues	352	352	279
Other current liabilities	1,266	1,751	1,172

Total current liabilities	5,615	6,035	9,518
Long-term debt and convertible notes	7,135	728	7,293

Total liabilities	12,750	6,763	16,811

Commitments and contingencies (see Notes 5 and 6)
Shareholders’ equity (deficit):
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at
June 30, 2003 and December 31, 2002	—	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 13,790,222 shares issued at June 30, 2003 (17,624,322 shares pro forma) and 13,708,546 shares issued at December 31, 2002	138	176	137
Additional paid-in capital	1,171,242	1,182,470	1,170,742
Deferred compensation	(466)	(466)	(239)
Accumulated other comprehensive loss	(727)	(727)	(736)
Accumulated deficit	(1,169,820)	(1,175,520)	(1,167,457)
Treasury stock at cost, 65,636 shares at June 30, 2003 and December 31, 2002	(805)	(805)	(805)

Total shareholders’ equity (deficit)	(438)	5,128	1,642

Total liabilities and shareholders’ equity (deficit)	$12,312	$11,891	$18,453

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

Our consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements that accompany these notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and the cash flows for the six months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Capitalized Software

Software costs capitalized under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively. There were no software costs capitalized for the three and six months ended June 30, 2003. Amortization expense related to previously capitalized costs for the three and six months ended June 30, 2003 was immaterial. Amortization expense related to previously capitalized costs for the three and six months ended June 30, 2002 was $0.1 million and $0.3 million, respectively. The carrying value of the software is regularly reviewed and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. No impairment of capitalized software was recognized during the six months ended June 30, 2003 and 2002.

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

Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of June 30, 2003 reflects the following two subsequent events (see Note 7):

On July 28, 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock, with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control and expire on September 27, 2004 and were valued at $0.1 million.

The effects on the balance sheet accounts were as follows:

	Debit	Credit
Cash and cash equivalents		$1,302
Other assets		55
Accounts payable and accrued expenses	$65
Long-term debt and convertible notes	6,407
Common stock		27
Additional paid-in capital		10,788
Accumulated deficit	5,700

On August 12, 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at approximately $0.5 million. As the warrants include a requirement for a net cash settlement if the Company is unable to register the shares to be issued upon exercise of the warrants, these warrants will be recorded as a liability until such time as the registration requirement expires.

The effects on the balance sheet accounts were as follows:

	Debit	Credit
Cash and cash equivalents	$936
Other current liabilities		$485
Common stock		11
Additional paid-in capital		440

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

In July 2003, we completed a repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million in cash, stock and warrants. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million and change of control warrants valued at $0.1 million. See Note 7 to these consolidated financial statements regarding this subsequent event.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company received approximately $0.9 million in net proceeds from this transaction. See Note 7 to these consolidated financial statements regarding this subsequent event.

We may attempt to settle outstanding non-cancelable lease obligations and/or the Company’s remaining $0.7 million of convertible debentures. If successful, our financial resources will be reduced.

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

The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. Revenues and losses from this discontinued operation are as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(in thousands)
E-commerce, advertising, software, maintenance and other revenues	$6,986	$18,982
Income from discontinued operations	1,027	8,508
Loss on disposal of discontinued operations	(165)	(165)

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

No. 03-2949. The lawsuit alleges that Silicon Valley Bank provided a letter of credit on behalf of these affiliates in connection with a lease of office space in San Francisco, and that these affiliates must reimburse Silicon Valley Bank for certain draws upon the letter of credit by the landlord, totaling $0.1 million, as well as a remittance or deposit of $0.5 million as security for the remaining undrawn amount of the letter of credit. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the lawsuit.

We are also party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to these actions will not have a material adverse effect on our financial position or results of operations.

Verticalnet, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(7)    SUBSEQUENT EVENTS

On July 28, 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control and expire on September 27, 2004 and were valued at $0.1 million. In connection with the repurchase, the Company expects to record a charge to operations in the third quarter of 2003 of $5.7 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. Shareholders’ equity will increase by $5.1 million as a result of the repurchase transaction.

On August 12, 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share. Shareholder’s equity will increase by $0.5 million as a result of the private placement.

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

shareholders’ equity was an increase of $11.5 million. In December 2002, we completed the repurchase of $0.7 million of our 5¼% convertible subordinated debentures for total consideration of $0.1 million. We recognized a gain of $0.6 million in connection with the December repurchase. In July 2003, the Company completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants expire on September 27, 2004 and were valued at $0.1 million. In connection with the repurchase, the Company expects to record a charge to operations in the third quarter of 2003 of $5.7 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84. Shareholders’ equity will increase by $5.1 million as a result of the repurchase transaction.

•	In September 2002, we completed the repurchase of the remaining 10% interest in Verticalnet Europe, B.V. that we did not own (the “BV Shares”), for consideration of $6.5 million in cash, of which $0.2 million pertained to accrued interest, and 1,000,000 shares of common stock valued at $1.2 million (200,000 shares were previously issued in 2002 as partial payments toward the obligation, along with an additional $3.0 million payment which included payment of accrued interest of $0.9 million). In connection with this settlement, the put and call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated. Separately, the Company and BT also agreed to terminate a Reseller Agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT.

•	Also in September 2002, the Company and its wholly-owned subsidiary, VNI Holdings, Inc. (“VNI”) entered into an agreement with another investor in Converge, Inc. (“Converge”) to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and received the entire $1.9 million cash consideration. Under the terms of the agreement, the Company was to transfer to the buyer all of the outstanding capital stock of VNI at a second closing. If the Company was not able to transfer the stock of VNI, the Company could have been required to refund $0.1 million to the buyer. The Company was relieved of this obligation as part of the sale of Converge’s assets in the first quarter of 2003.

•	We completed a goodwill impairment test as of September 30, 2002, under SFAS No. 142, Goodwill and Other Intangible Assets. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Therefore, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize in the sale of the assets of the business. As a result of this test, the Company recorded an impairment charge to goodwill of $27.6 million. Of this amount, $21.6 million related to the December 2001 acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) and $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

•	In November 2002, the Company entered into a second amendment to the amended and restated subscription license agreement with Converge. This amendment eliminated the obligation of the Company to provide future Verticalnet products to Converge at no cost for the term of the original subscription license agreement. As there remained no further obligation by Verticalnet under the license agreement with Converge, the remaining deferred license revenue balance of $19.6 million was recognized during the fourth quarter of 2002. Since all amounts due under the amended and restated subscription license agreement had been collected, the revenue recognized did not represent additional cash inflows to the Company. This amendment did not alter the maintenance and support agreement between the Company and Converge.

•	In January 2003, the Company amended the lease agreement with its primary landlord resulting in an annual savings of $2.7 million of operating expenses and reducing the Company’s off balance sheet obligations by $16.4 million, which consisted of both future minimum lease payment and related operations expenses. The amended agreement terminated the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provided for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis. We have exercised the option to continue the lease for an additional 90 days, commencing September 1, 2003.

•	In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share. See Note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and fringe benefits costs, as well as commissions, for sales and marketing employees. In addition, the travel costs associated with business development are included in sales and marketing expenses. The sales and marketing expenses for the six months ended June 30, 2003 and 2002 were $1.3 million and $3.2 million, respectively. The sales and marketing expenses for the three months ended June 30, 2003 and 2002 were $0.6 million and $1.5 million, respectively. For the three and six months ended June 30, 2003, the significant decrease in sales and marketing expenses is primarily related to headcount reductions, which resulted in salary and fringe benefits decreasing by $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2003, facilities and infrastructure costs attributable to the group decreased by $0.1 million and $0.2 million, respectively, while direct marketing expenses, such as advertising, public relations and trade shows, declined approximately $0.1 million and $0.6 million, respectively.

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

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2003, compared to net cash used in financing activities of $7.7 million in 2002. The 2002 amount primarily relates to $5.0 million for the repurchase of all of the Company’s outstanding convertible redeemable preferred stock, and approximately $2.1 million paid toward the principal of the BT put and call agreement, as well as $1.1 million of principal payments on capital leases, offset by proceeds from employee stock plans.

In July 2003, we completed the repurchase of $6.4 million of our 5¼% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock with a fair market value of $4.4 million, $1.3 million of cash and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control and expire on September 27, 2004, and were valued at $0.1 million. See Note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event.

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

Our common stock is currently listed on the Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. Although we completed a one-for-ten reverse split of our common stock on July 15, 2002, the bid price for our common stock has closed below $1.00 for several weeks at a time. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. Our stock was trading above $1.00 as of August 13, 2003. As of June 30, 2003, our shareholders’ deficit was approximately $0.4 million, which is below the Nasdaq SmallCap Market continued listing requirement. On April 8, 2003, we received a letter from Nasdaq stating that Nasdaq was reviewing our eligibility for continued listing on the Nasdaq SmallCap Market due to (i) the Company’s failure to maintain the minimum shareholders’ equity of $2.5 million, and (ii) Nasdaq’s belief that the members of the Company’s Audit Committee were not independent within the meaning of the Nasdaq rules. The letter stated that delisting procedures would begin if Nasdaq believed the Company’s plan to achieve and maintain compliance with listing standards was inadequate. On April 22, 2003, the Company responded to Nasdaq and asserted that (i) the Company has a plan to improve the Company’s net worth sufficient to meet Nasdaq listing requirements, and (ii) that the Company believes that under existing law and proposed SEC and Nasdaq rules, the members of the Company’s Audit Committee are independent, and that no further modification of the Audit Committee would be required until the annual meeting in 2004. On June 5, 2003, we received a letter from Nasdaq rejecting our request that our stock remain listed on the Nasdaq SmallCap Market. The Company filed an immediate appeal, which stayed the delisting until a hearing could be held before a hearing panel. On July 24, 2003, the Company attended a hearing convened by Nasdaq before a Listing Qualifications Panel to consider the delisting of Verticalnet’s common stock. On August 5, 2003, we received a letter from Nasdaq informing us that the Listing Qualifications Panel had determined to continue our listing of the Company’s securities on the Nasdaq SmallCap Market, subject to our completion of certain matters, including (i) the timely filing of this Quarterly Report containing the pro forma balance sheet (see Note 7 to the accompanying consolidated financial statements included elsewhere in this report regarding this subsequent event); (ii) submitting documentation evidencing the election of independent directors and audit committee members, and (iii) timely filing a Quarterly Report for the third calendar quarter of 2003 which evidences shareholders’ equity in excess of $2.5 million. We have already complied with all but the last requirement, and although we believe we will comply with that requirement when required, there can be no assurance that we will be able to meet the minimum shareholders’ equity balance at that time.

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

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A. No. 03-2949. The lawsuit alleges that Silicon Valley Bank provided a letter of credit on behalf of these affiliates in connection with a lease of office space in San Francisco, and that these affiliates must reimburse Silicon Valley Bank for certain draws upon the letter of credit by the landlord, totaling $0.1 million, as well as a remittance or deposit of $0.5 million as security for the remaining undrawn amount of the letter of credit. We have retained counsel and intend to vigorously defend ourselves in connection with the allegations raised in the lawsuit.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Agreement Assigning and Terminating Lease Agreements and Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc.(1)

10.2	Letter Agreement dated March 20, 2003 by and among Converge, LLC, Converge, Inc., PCG Trading, LLC, Verticalnet, Inc. and Verticalnet Enterprises, LLC.(1)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

32.2†	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

*	Filed herewith.
†	Furnished herewith.
(1)	Filed as an Exhibit to the Registrant’s Report on Form 10-Q dated August 14, 2003.

(b) Reports on Form 8-K.

On April 17, 2003, we filed a Current Report on Form 8-K regarding the replacement of the Independent Auditors’ Consent filed as Exhibit 23.1 with the Annual Report filed on Form 10-K.

On May 8, 2003, we furnished a Current Report on Form 8-K, dated May 6, 2003, regarding our press release of May 6, 2003 setting forth financial information for the quarter ended March 31, 2003.

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