Form 10-K
period 2003-12-31
VERTICALNET INC
filed 2004-03-30
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-25269

VERTICALNET, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2815834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 CHESTER FIELD PARKWAY MALVERN, PENNSYLVANIA	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 240-0600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2003 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $17,468,445. Such aggregate market value was computed by reference to the closing sale price per share of $1.56 as reported on The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company.

The number of shares outstanding of the registrant’s common stock as of March 15, 2004 was 25,603,978.

VERTICALNET, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Words such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “plan to,” “believe,” “continue,” “intend,” “expect,” and words of similar expression (including the negative of any of the foregoing) are intended to identify forward-looking statements. Additionally, forward-looking statements in this report include statements relating to the design, development, and implementation of our products; the strategies underlying our business objectives; the benefits to our customers, and their trading partners, of our products; our liquidity and capital resources; and the impact of our acquisitions and investments on our business, financial condition, and operating results.

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

INFORMATIONAL NOTE REGARDING PRIOR STOCK SPLITS

Information in this report has been adjusted to reflect two separate stock splits of our common stock. A two-for-one stock split was effected on March 31, 2000 and a one-for-ten reverse stock split was effected on July 15, 2002. All references to shares and per share amounts have been adjusted retroactively for these splits.

ii

PART I

Item 1.    Business

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” “the Company,” “the registrant,” “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Spend Analysis, Advanced eSourcing, eProcurement, Contract Management, and Supplier Scorecards. Our solutions enable our customers to harness the power of their data to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles. As a result, we help our customers recognize significant and sustainable savings in materials costs, inventory levels, and administrative costs – resulting in improved profitability.

With the completion of the Atlas Commerce, Inc. (“Atlas Commerce”) acquisition in December 2001 and the sale of our Small/Medium Business (“SMB”) unit (formerly referred to as Verticalnet Markets) in June 2002, we completed the business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering sourcing and supply chain software and services to enterprise customers. As a result of the Tigris Corp. (“Tigris”) acquisition in January 2004, we enhanced our capability to serve this market by expanding our spend analysis and strategic sourcing domain expertise while adding additional technology tools in the area of bid optimization and advanced sourcing tools. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Company Overview” for a discussion of the significant changes in our business in 2003.

Competitive Advantage

We believe our solutions are differentiated by the breadth of our Supply Management offering, the depth of our services expertise, our strong capabilities especially in Spend Analysis and Advanced Category Sourcing, and our Bid Analysis Optimization functionality. We believe that we are unique in our ability to deliver solutions, which consist of the right mix of software, services, and domain expertise, to deliver maximum value to our clients.

Software - Our solutions have been highly rated by industry analysts including AMR Research. We believe that we are differentiated in our approach to applying sourcing-specific analytics on top of an end-to-end transactional platform. This allows us to help supply managers decide which strategies to select, and then help implement them.

Services - We offer a services approach across all of our solutions for companies that are looking for business process improvement or assistance with complex data problems. Our services teams have focused skill sets and experience which enable them to address highly complex client sourcing needs.

Domain expertise - Verticalnet has been offering Spend Analysis and Advanced Sourcing solutions to companies since 1996. Our personnel offer a depth of experience in Supply Management that we believe is very beneficial to our customers. We believe that our personnel offer an extensive depth of experience in spend analysis, the strategic sourcing process in general, and particularly in the strategic sourcing of important categories such as transportation, packaging, services, and commercial printing. We believe that this expertise enables us to deliver rapid value to our clients.

Our Solutions

Our solutions consist of a tailored mix of software, services, and process expertise designed to meet the specific needs of our customers. Supply Management encompasses the lifecycle of strategic sourcing and procurement. Our solutions are bundled into four process steps of Supply Management: Supply Strategy, Supply Selection, Supply Execution, and Supply Performance.

Verticalnet Supply Strategy

Verticalnet’s Supply Strategy solutions help companies understand their spending across disparate locations and divisions including aggregating spending information by supplier, location, and item. Additionally, they provide organizations with concrete recommendations into sourcing opportunities to drive savings, as well as the ability to track compliance with negotiated contracts. Verticalnet Supply Strategy solutions consist of the following three offerings:

Verticalnet Spend Analysis provides our clients with enterprise-wide visibility into spending across multiple systems, divisions, and locations and enables procurement organizations to quickly identify which spending categories they should focus on to generate savings. Our Spend Analysis solution can be delivered as a behind-the-firewall software implementation, via an Application Service Provider (ASP) model, or as an outsourced service, depending on our customers’ requirements.

Verticalnet Sourcing Analysis enables companies to analyze sourcing projects to identify, evaluate, and quantify maximum opportunities to improve sourcing effectiveness. Our software extracts, cleanses, and classifies sourcing data from multiple disparate systems and enables procurement professionals to analyze the data to measure key sourcing metrics including: negotiated savings by commodity, negotiated savings by project, on-contract versus off-contract spending, and diversity spending.

Verticalnet Sourcing Advisory Services enable sourcing organizations to utilize a combination of sourcing expertise and diagnostic tools to identify process improvements and technical enhancements to generate added organizational efficiency and alignment.

Verticalnet Supply Selection

Verticalnet Supply Selection enables companies to quickly execute iterations of sourcing negotiation to select the best mix of suppliers — balancing price, performance, and risk and selecting a portfolio of suppliers to deliver the lowest cost of ownership. Verticalnet’s Supply Selection solution consists of the following two products:

Verticalnet eSourcing – Verticalnet eSourcing is a self-service software application that can be delivered as an ASP model, or installed at the customer site. Key features of the solution include electronic requests for information (RFI), requests for quote (RFQ), and requests for proposal (RFP). An increasingly common term for this type of application is “RFX.” Additionally, our eSourcing solution includes reverse auction functionality. This solution enables companies to complete rapid sourcing cycles in a fraction of the time it takes to complete manual bid processes. Additionally, RFX and auction events can be analyzed to include both price- and non-price-factors, ensuring an optimal solution for our customers. Verticalnet’s consulting organization can also work with clients, when needed, to manage these events and provide services that include supplier discovery and qualification, market research, process management, and bid analysis.

Verticalnet Advanced Sourcing – For large, complex categories that include freight, packaging, printed materials, and services, Verticalnet offers its Advanced Sourcing solution. The Advanced Sourcing solution is a mix of services and technology tools that provides for enhanced bid collection and bid optimization technology to award complex bids across multiple items, shipping lanes, etc. Verticalnet’s Advanced Sourcing solution has been tailored specifically for the largest and most complicated categories including transportation, packaging, commercial printing, and services. For these categories, Verticalnet’s Advanced Sourcing solution can often double the savings versus stand-alone eSourcing tools.

Verticalnet’s Optimization technology is available with all of the Supply Selection solutions. Our Optimization solution dramatically accelerates the analysis process, offering easy to use, yet advanced technology designed to unlock greater value from the sourcing process through comprehensive assessment of supplier award scenarios, what-if analysis, and bid optimization.

Verticalnet Supply Execution

Verticalnet Supply Execution solutions are designed to streamline purchasing processes, improve supplier collaboration, and ensure compliance with negotiated contracts. Verticalnet Supply Execution consists of the following four products:

Verticalnet Supply Planning provides suppliers with visibility into expected supply requirements. Suppliers can commit to the requirements, or quickly raise supply issues. Transparency of information improves supplier performance and reduces inventory requirements.

Verticalnet Contract Management enables companies to create a central repository of contracts that can be accessed online. The entire contract lifecycle is managed, ensuring that contracts are online, available, and renegotiated in a timely fashion — maximizing use of negotiated agreements.

Verticalnet Contract Activation enables centralized procurement organizations to disseminate centrally negotiated contracts to decentralized purchasing organizations or professionals. Contracts that are negotiated centrally, or in a single division, can easily be populated into the systems of other divisions, maximizing the use of contracts and facilitating the sharing of favorable contracts.

Verticalnet eProcurement automates the requisitioning process for frequently used items. Online catalogs, approval workflow, and automated order tracking reduce the administrative costs of purchasing, reduces rogue purchasing, and improves contract compliance.

Verticalnet Supply Performance

Verticalnet Supply Performance solutions are designed to enable companies to measure enterprise-wide supplier performance and take corrective action measures for under performing suppliers. The results of Supply Performance feed the strategy process, delivering many of the non-price factors used in Supply Strategy and Supply Selection. Verticalnet’s Supply Performance solutions consist of the following two products:

Supplier Scorecards extract performance data from disparate systems across the enterprise to present a single view of supplier performance that can be analyzed to determine the root cause of supplier performance issues. Supplier Scorecards can also be securely shared with suppliers over the Internet, so that suppliers can proactively manage and correct performance issues.

Supplier Corrective Action Request automates the process of documenting supplier performance issues. Performance issues are documented and corrective actions are initiated and tracked ensuring resolution.

Services

We offer a full complement of consulting, technology, custom development, training, and customer support services. Our team is committed to delivering a quick and efficient implementation with seamless integration and a smooth operation so that our customers can achieve their targeted return on investment.

Consulting

Verticalnet’s and Tigris’ consulting organizations have completed hundreds of Supply Management consulting engagements with FORTUNE 1000 companies. Our consultants have particular expertise at managing large volumes of customer data to perform spending analysis and complete strategic sourcing engagements for large, complex purchasing categories such as packaging; transportation; maintenance, repair and operational (MRO); services; and printed materials.

Our consultants have also performed many supply chain optimization consulting engagements for large clients. Our consulting organization consists of approximately 42 consultants based out of our New York and

Chicago offices. Our consulting personnel possess both real world experience and strong academic backgrounds in the fields of engineering, operations research, and computer science which enable them to deliver rigorous data-driven approaches for solving complex sourcing problems.

Technology Services

Our consulting and integration services help customers plan, implement, and manage our software products so they achieve their business objectives. At the heart of our technology services are straightforward methodologies and tools that make software implementations smooth and efficient. Our methodology approaches implementation in well-defined, manageable phases — rolling out categories, suppliers and customers over discrete intervals and targets the first actual customer transaction generally in less than 90 days.

Our project teams are experienced at building and implementing private exchanges for Global 2000 companies. Our teams are also focused with clearly defined goals, roles, and responsibilities. Customers may choose to use our technology services exclusively, or use our services with their own internal resources or in association with our network of systems integration and consulting partners.

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

Verticalnet’s software platform was built to be flexible and extensible. Our customers find that their complex supply chain problems can be solved by taking advantage of the features of the platform. Verticalnet’s Solution Center was developed to enable our customers to build out additional functionality to meet these complex requirements. Our Solution Center approach allows Verticalnet to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms. Additionally, the resulting custom developed applications are fully integrated with, and built on the same data model as, the customer’s existing Verticalnet implementation.

Training

Our training services help organizations develop the knowledge and skills required to successfully deploy, maintain, and use our products. Participants engage in discussions, work on projects, and gain hands-on experience using our software. We tailor our training to meet the needs of the customer. We can deliver training in a variety of formats, including:

•	Pre-designed courses

•	Train-the-trainer instruction and/or

•	On-site instructor-led training

Customer Support

Our customer support services provide the information, tools, and assistance that our customers need, including support representatives to respond to service requests ranging from simple technical inquiries to mission critical problems.

Sales and Marketing

Our sales operation headquarters are now located in New York City. Our direct sales organization focuses on selling supply management solutions to large companies, typically with over $1 billion in revenues. We typically target companies in manufacturing, consumer products, pharmaceuticals, and retail where supply management is a critical driver of corporate profitability. Our sales team members have deep experience in either enterprise software sales or in solution based sales. Our direct sales force is teamed with pre-sales consultants that work with prospects to select the proper solution to meet customer requirements and deliver the greatest value.

We also use selective indirect sales channels, such as third-party alliances, to market our solutions, and increase the market penetration of our solutions through joint marketing and sales activities. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

We support our sales activities by conducting a variety of marketing programs and participate in industry conferences. We maintain relationships with recognized industry analysts including AMR Research and Aberdeen Group. These firms advise our target client base as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs including telesales, web seminars, advertising, direct mail, email marketing, public relations, and ongoing client communication programs.

Proprietary Rights

We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements and other contractual arrangements, confidentiality and non-disclosure agreements with our employees, our clients, consulting partners and others to help protect proprietary rights in our products. We distribute our supply management applications under software license agreements, which typically grant clients perpetual nonexclusive, nontransferable licenses to our software products. Under such typical license agreements, we retain all rights to our products.

Use of the licensed software is usually restricted to clients’ internal operations and to designated users. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

We typically enter into master service or professional service agreements and/or statements of work with our customers who purchase our services. These agreements also have similar provisions to protect our intellectual and proprietary rights to the tools we may use to provide our services.

Research and Development

We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our supply management capabilities. Our internal research and development team has developed most of our current products. In addition we obtained some underlying technology through acquisition. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address critical supply chain needs of today’s businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 15, 2004, our research and development staff consisted of 23 employees.

In August 2003, we entered into an agreement with Symphony Service Corp., a U.S. based company, to provide software development services at a global development center in Bangalore, India. As of March 15, 2004, there were 24 software developers providing development expertise at this location.

Competition

The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain as well as the enterprise as a whole. More specifically, we compete with:

•	Large enterprise resource planning (“ERP”) software vendors, including Oracle, Peoplesoft and SAP, who have added or are attempting to add capabilities for strategic sourcing to their products;

•	e-Sourcing solution providers, such as Ariba, FreeMarkets, Frictionless Commerce, and B2E Markets;

•	Consulting organizations with significant sourcing practices such as Accenture, McKinsey & Co, and BearingPoint;

•	Internal efforts by corporate information technology departments or procurement organizations.

We believe that the principal competitive factors affecting our market include breadth and depth of solutions, depth of industry or category expertise, specific product features and performance, ability to implement solutions, value of solutions, corporate viability, and a base of reference customers. Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly, and we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources.

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

Employees

As of March 15, 2004, we had 111 employees. We consider our relationship with our employees to be good. None of our employees are covered by collective bargaining agreements.

Website Disclosures

We maintain a website at www.verticalnet.com and make available free of charge on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The material on our website is not part of this report.

Item 2.    Properties

Our corporate headquarters is located in Malvern, Pennsylvania. We maintain locations throughout the United States. The locations of these facilities and their respective size and lease status are as follows:

Location	Type of Facility	Size (in sq/ft)	Ownership Status
Malvern, Pennsylvania	Headquarters	4,800	Leased
Endicott, New York	Development	7,700	Leased
Washington, DC	Office (a)	3,200	Leased
New York, New York (b)	Office	6,900	Leased
Chicago, Illinois (b)	Office	8,300	Leased
London, United Kingdom (b)	Office (c)	100	Leased

(a)	We are currently subleasing this property to an unrelated third party for $9,400 per month.
(b)	Acquired as part of the Tigris acquisition on January 30, 2004. See Note 20 to our consolidated financial statements regarding this subsequent event.
(c)	We currently sublease this facility from an unrelated third party on a month to month basis.

Item 3.    Legal Proceedings

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers, and directors. It is expected that the proposed resolution will be reviewed by the District Court in early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

On May 15, 2003, Silicon Valley Bank commenced a lawsuit against certain of the Company’s subsidiaries in the U.S. District Court for the Eastern District of Pennsylvania, captioned Silicon Valley Bank v. Tradeum, Inc. and Verticalnet Solutions, LLC, C.A. No. 03-2949, in connection with a letter of credit provided by Silicon Valley Bank for a lease of office space in San Francisco. In October 2003, the Company executed a settlement agreement with Silicon Valley Bank, pursuant to which the Company paid $480,000 to Silicon Valley Bank and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result of the settlement the lawsuit was dismissed.

In July 2000, we entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania Department of Community and Economic Development (“PaDCED”) whereby we received a grant in the amount of $1.0 million from the Commonwealth. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that we would operate in our former Horsham facility for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contain a provision that requires repayment of the grant amount in the event the conditions are not met.

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

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “VERT.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported by NASDAQ:

	High	Low
Fiscal Year 2003
First Quarter	$1.16	$0.63
Second Quarter	2.06	0.70
Third Quarter	1.74	1.02
Fourth Quarter	1.51	1.12

Fiscal Year 2002
First Quarter	$17.30	$6.50
Second Quarter	7.40	1.60
Third Quarter	1.70	0.61
Fourth Quarter	1.95	0.66

The share price data set forth above reflects a one-for-ten reverse stock split approved by the Company’s board of directors. The commencement date for the reverse stock split was July 15, 2002.

At March 15, 2004, we had 516 shareholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant.

Unregistered Offerings

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock at a purchase price of $1.00 per share, along with warrants to purchase 456,000 shares of common stock at an exercise price of $1.20 per share, which were valued at approximately $485,000. The Company received approximately $936,000 in net proceeds from this transaction.

In October 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock at a purchase price of $1.00 per share along with warrants to purchase 720,000 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Item 8 of this report), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).

	Year Ended December 31,
	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a):
Revenues	$9,633	$43,724	$36,119	$7,906
Loss from continuing operations (b)	(11,015)	(30,859)	(670,197)	(145,794)
Basic income (loss) per common share from continuing operations	$(0.70)	$5.52	$(69.92)	$(18.17)
Diluted loss per common share from continuing operations	$(0.70)	$(2.56)	$(69.92)	$(18.17)

(a)	Information presented relates to continuing operations. Information for the year ended December 31, 1999 is not relevant as the Company’s sole business in that year is now presented as a discontinued operation.
(b)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 1 to the consolidated financial statements.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Total assets (c)	$9,123	$18,453	$125,631	$923,284	$318,981
Long-term debt, excluding current portion	—	7,293	22,255	45,287	116,750
Convertible redeemable preferred stock	—	—	102,180	94,760	—
Total shareholders’ equity (deficit)	4,421	1,642	(91,339)	605,402	178,397

(c)	Total assets as of December 31, 2000 and 1999 include assets related to discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” appearing in Item 6 of this report and our consolidated financial statements and related notes appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under “Cautionary Statement Regarding Forward-Looking Statements” in this report. All share and per share amounts have been adjusted to reflect the reverse stock split that occurred in July 2002.

Company Overview

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Spend Analysis, Advanced eSourcing, eProcurement, Contract Management, and Supplier Scorecards. Our solutions enable our customers to harness the power of their data to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles. As a result, we help our customers recognize significant and sustainable savings in materials costs, inventory levels, and administrative costs – resulting in improved profitability.

Our professional services and consulting groups provide customers with project management, architecture and design, custom development services, and training. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. We strive to maintain effective staffing levels and to limit the amount of turnover of our professional services staff. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives may be adversely affected.

Verticalnet offers custom development for customers that desire to build additional capabilities into Verticalnet’s applications. Verticalnet’s Solution Center works with clients to define custom development requirements and build the required functionality on top of our software platform. Often, new capabilities developed for customers can be built into future versions of the Verticalnet software.

Verticalnet’s software platform was built to be flexible and extensible. Many of our customers find that their complex supply chain problems can be solved by taking advantage of the features of the platform. Verticalnet’s Solution Center was developed to enable our customers to build out additional functionality to meet these complex requirements. Our Solution Center approach allows Verticalnet to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms. Additionally, the resulting custom developed applications are fully integrated with, and built on the same data model as, the customer’s existing Verticalnet implementation.

Historically, we derived our revenue primarily from the sale of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris, we expect to derive additional revenues through spend analysis and other supply chain consulting services. In addition, we expect to see an increase in our overall operating expenses as a result of adding new full time employees as well as additional office locations. However, we believe that future revenue growth will exceed the expected costs increases. We expect such changes to first decrease our operating losses and eventually result in the Company generating an operating profit.

Recent Developments

•	In January 2003, the Company amended the lease agreement with its primary landlord resulting in annual savings of $2.7 million of operating expenses and reducing the Company’s off- balance sheet obligations by $16.4 million, which consisted of both future minimum lease payments and related operating expenses over the life of lease. The amended agreement terminated the Company’s financial obligation for the lease of the 700 Dresher Road and 300 Chester Field Parkway locations. Additionally, the agreement provided for occupancy of the 400 Chester Field Parkway premises until May 31, 2003 with options to continue the lease on a quarterly basis. We have exercised the option to continue the lease for an additional 90 days on four occasions, and the lease is currently set to expire on May 31, 2004. The Company is anticipating moving its corporate headquarters sometime in 2004.

•	In July 2003, the Company completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures due September 2004 for total consideration of $5.8 million. This consideration included 2,694,100 shares of common stock, with a fair market value of $4.4 million, $1.3 million of cash, and change of control warrants to purchase 305,120 shares of common stock. The warrants are exercisable only upon a change of control, expire on September 27, 2004, and were valued at approximately $124,000 in the aggregate. Additionally the Company paid $21,000 in cash for accrued but unpaid interest on the debentures and approximately $55,000 of deferred offering costs attributable to the portion of debt repurchased was written off against additional paid-in capital. In connection with the repurchase, the Company recorded a charge to operations in the third quarter of 2003 of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt.

•	In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock at a purchase price of $1.00 per share, along with warrants to purchase 456,000 shares of common stock at an exercise price of $1.20 per share, which were valued at approximately $485,000. The Company received approximately $936,000 in net proceeds from this transaction.

•	In October 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock at a purchase price of $1.00 per share, along with warrants to purchase 720,000 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction.

•	In December 2003, we signed software license agreements with Wyeth Pharmaceuticals and Illinois Tool Works. In addition, we will be providing professional services and maintenance to both of these customers.

•	In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share, along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction.

Tigris Corp. Acquisition

In January 2004, we acquired all of the outstanding capital stock of Tigris Corp., a privately-held strategic sourcing and supply chain consultancy based in New York City. The acquisition brings together Verticalnet’s Spend Analysis and Supply Management software with Tigris’ extensive spend analysis and strategic sourcing expertise. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued at approximately $5.7 million, issuance of employee options to purchase 751,670 shares of our common stock valued at $2.2 million and assumed debt of approximately $346,000.

Critical Accounting Policies and Estimates

Accounting policies, methods, and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our financial statements as described in Note 1 to our consolidated financial statements, areas that are particularly significant include revenue recognition policies, the assessment of the recoverability of long-lived assets, the valuation of non-publicly traded investments, and estimates made in calculating restructuring reserves for operating leases related to facilities that we no longer utilize. Management has reviewed these critical accounting policies and estimates with the audit committee.

Revenue Recognition

Software licensing and related services revenues other than from Converge (see Note 9 to our consolidated financial statements) have been principally derived from the licensing of our products, from maintenance and support contracts, and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase custom development and implementation services from us.

The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either acquired under a perpetual license model or under a time-based subscription license model.

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

If evidence of fair value for all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery of the software may vary from quarter to quarter depending upon the relative mix of licensing arrangements, the extent of services that will be required to implement the software, and the availability of VSOE of fair value for all of the undelivered elements.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts received from customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized.

Recoverability of Other Intangible Assets and Investments

As discussed in Note 1 to our consolidated financial statements, we regularly perform reviews to determine whether events or circumstances indicate that the carrying value of long-lived assets, including intangible assets, may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary for intangible assets based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to evaluate whether future cash flows from the long-lived asset are below the current carrying value of the asset. If the result from this analysis indicates that an impairment charge is required for the asset, we measure the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, the discount rate to be used as well as the underlying forecasts of expected future revenue and expense.

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

Restructuring Reserves for Operating Leases

As discussed in Note 6 to our consolidated financial statements, we have recorded restructuring charges in connection with certain facilities which are leased under long-term operating leases. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the facilities were estimated for the remaining lease obligations based on current negotiations with each respective landlord and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. We review these estimates each reporting period and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these facilities could vary.

RESULTS OF CONTINUING OPERATIONS

The following discussion and comparison regarding results of continuing operations do not include the results of the SMB unit or our former Verticalnet Exchanges unit, which were sold in June 2002 and January 2001, respectively.

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	2003	2002	2001
Revenues:
Software license	4%	82%	71%
Services and maintenance	96%	18%	29%

Total revenues	100%	100%	100%

Cost of revenues:
Cost of software license	8%	2%	11%
Cost of services and maintenance	26%	13%	60%

Total cost of revenues	34%	15%	71%

Gross profit	66%	85%	29%

Research and development	43%	21%	66%
Sales and marketing	25%	12%	50%
General and administrative	50%	21%	68%
Restructuring and asset impairment charges (reversals)	(5)%	68%	752%
Amortization expense	—	5%	301%

	113%	126%	1237%

Operating loss	(47)%	(41)%	(1208)%

Revenues

(in thousands)	Year ended December 31,			2003 vs 2002 Difference		2002 vs 2001 Difference
	2003	2002	2001	$	%	$	%
Revenues:
Software license	$378	$36,043	$25,732	$(35,665)	(99)%	$10,311	40%
Services and maintenance	9,255	7,681	10,387	1,574	20%	(2,706)	(26)%

Total revenues	$9,633	$43,724	$36,119	$(34,091)	(78)%	$7,605	21%

Revenues in the ongoing business are comprised of software license revenues and services and maintenance revenues.

The decrease in software license revenues of $35.7 million in 2003 relates primarily to changes in our agreement with Converge, and a more difficult macro economic market for software companies. During the years ended December 31, 2003, 2002, and 2001, we recognized total revenues of approximately $459,000, $33.8 million, and $29.8 million, respectively, under the agreements with Converge, including $19.6 million in software license revenue recognized during the fourth quarter of 2002, as a result of the second amendment to the amended and restated subscription license agreement. See Note 9 to our consolidated financial statements for a discussion of our relationship with Converge.

During 2003 we were able to reduce our operating loss as compared to the years ended in 2002 and 2001 in spite of the reduction in revenue recognized from Converge, as we have obtained other sources of revenue and have significantly reduced our overall cost structure.

The increase in software license revenues in 2002 was primarily due to the completion of Verticalnet’s transformation to a supply chain solutions supplier and restructuring of the Converge license agreement. Prior to December 2003, Verticalnet had not signed a new software license since March 2002. In December 2003, Verticalnet signed two new software license agreements, one with Illinois Tool Works and the other with Wyeth Pharmaceuticals. No revenue was recognized in 2003 for either of these agreements. The Company expects to recognize revenue related to these two agreements in 2004.

The increase in services and maintenance revenues of $1.6 million between 2003 and 2002 is due to additional sales to our existing customer base, other than Converge. The decline in services and maintenance revenues between 2002 and 2001 was due primarily to the restructured Converge agreement, partially offset by service revenues generated principally from new customers acquired during the first quarter of 2002.

Revenue Concentration

During 2003, two customers, other than Converge, accounted for 77% or $7.4 million of total revenue. During 2003, 2002, and 2001 Converge accounted for approximately 5%, 77%, and 83% of total revenue, respectively.

Cost of Revenues

(in thousands)	Year ended December 31,			2003 vs 2002 Difference		2002 vs 2001 Difference
	2003	2002	2001	$	%	$	%
Cost of revenues:
Cost of software license	$726	$928	$4,151	$(202)	(22)%	$(3,223)	(78)%
Cost of services and maintenance	2,524	5,602	21,618	(3,078)	(55)%	(16,016)	(74)%

Total cost of revenues	$3,250	$6,530	$25,769	$(3,280)	(50)%	$(19,239)	(75)%

The cost of software license is comprised primarily of royalties on technology contained in our products that is licensed from third parties, and the cost of acquired technology, which is the non-cash amortization of currently used technologies that were acquired through acquisitions. The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations. Also included is the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees.

The cost of software license decreased in 2003 compared to 2002, primarily due to the decrease in the amortization of the technology acquired in our acquisitions of Isadra, Inc. (“Isadra”) in August 1999 and Tradeum, Inc. (“Tradeum”) in March 2000, which had been fully amortized as of December 31, 2002. The decrease in 2002 as compared to 2001 was primarily due to the decrease in the amortization of the technology acquired in the Isadra and Tradeum acquisitions, partially offset by the cost of acquired technology in relation to the Atlas Commerce acquisition, which occurred in December 2001.

The cost of services and maintenance decreased in 2003 primarily due to reduced facilities and infrastructure costs and a significant reduction in headcount as a result of the restructuring actions that occurred during 2002. For the year ended December 31, 2002, the decrease was primarily due to reduced third-party consulting cost and a significant reduction in headcount as a result of the restructuring actions taken during the latter part of 2001 and 2002. In addition, as a result of the headcount reductions, travel and entertainment expense declined approximately $100,000 for the year ended December 31, 2002 as compared to the same period in 2001.

OPERATING EXPENSES

(in thousands)	Year ended December 31,			2003 vs 2002 Difference		2002 vs 2001 Difference
	2003	2002	2001	$	%	$	%
Research and development	$4,131	$8,975	$23,757	$(4,844)	(54)%	$(14,782)	(62)%
Sales and marketing	2,400	5,305	18,146	(2,905)	(55)%	(12,841)	(71)%
General and administrative	4,827	9,039	24,425	(4,212)	(47)%	(15,386)	(63)%
Restructuring and asset impairment charges (reversals)	(480)	29,855	271,445	(30,335)	(102)%	(241,590)	(89)%
Amortization expense	—	2,112	108,862	(2,112)	(100)%	(106,750)	(98)%

Total operating expenses	$10,878	$55,286	$446,635	$(44,408)	(80)%	$(391,349)	(88)%

Research and Development

Research and development costs consist primarily of salaries and fringe benefits cost of the Company’s product strategy, development, and testing employees. Research and development costs decreased in 2003 as compared to 2002, primarily due to headcount reductions associated with the restructuring actions that occurred during 2002, which accounted for approximately $3.1 million, as well as a reduction in facilities, depreciation, and infrastructure costs attributable to the research and development group, which accounted for $1.7 million.

Research and development costs decreased in 2002 as compared to 2001 primarily due to headcount reductions associated with the restructuring actions taken during the latter part of 2001 and 2002. Salary and fringe related cost accounted for $7.4 million of the decrease. In addition, third-party consulting cost decreased approximately $2.8 million during the year ended December 31, 2002, as compared to the prior period in 2001. Facilities, travel, recruiting, and infrastructure costs attributable to the research and development group contributed approximately $4.6 million to the overall decrease in 2002 as compared to 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and fringe benefits cost, as well as commissions for sales and marketing employees and related travel expenses. The significant decrease in sales and marketing expense in 2003 as compared to the prior year is primarily related to headcount reductions, which resulted in salary and fringe benefits decreasing by $1.5 million. For the year ended December 31, 2003, facilities and infrastructure costs attributable to the group decreased by approximately $411,000, while direct marketing expenses, such as advertising, public relations, and trade shows, declined approximately $711,000.

The significant decrease in sales and marketing expense for the year ended December 31, 2002 as compared to the prior year is primarily headcount related, as salary and fringe reductions amounted to approximately $5.8 million. In addition, travel related expense declined $1.7 million and direct marketing expense such as advertising, public relations, and trade shows declined approximately $1.9 million. The remaining $3.4 million related to decreases in facilities and infrastructure costs attributable to the group.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance, legal, and human resources personnel. The significant decrease in general and administrative expenses in 2003 as compared to the prior year is primarily a result of the restructuring actions undertaken in 2002. For the year ended December 31, 2003, headcount related cost reductions accounted for approximately $940,000 of the decline, a decrease in depreciation expense accounted for $2.6 million of the decline and a decrease in other general and administrative expenses, such as rent, contributed $672,000.

General and administrative expenses declined approximately $8.1 million between 2001 and 2002 primarily as a result of headcount cost reductions. Professional services expense declined approximately $2.0 million in 2002 as compared to 2001 due to a decrease in the Company’s use of outside legal and accounting services as a result of the Company’s reduced size. General and administrative facilities and infrastructure related reductions accounted for approximately $5.1 million of the decline between 2001 and 2002. In addition, during the year ended December 31, 2002, we settled certain litigation and tax related issues for which accruals had been established. The settlement of these items resulted in a reversal of the remaining accrual and thus reduced general and administrative expense during 2002 by $1.5 million. These were one-time reductions, and were not part of the operating cost structure.

Restructuring and Asset Impairment Charges (Reversals)

(in thousands)	2003	2002	2001
Goodwill and other intangible asset impairments	$—	$27,595	$242,791
Facility leases and severance obligations, net	(489)	1,549	25,835
Write off of obsolete software	9	711	2,819

Total restructuring and asset impairment charges (reversals)	$(480)	$29,855	$271,445

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco, which was the subject of a lawsuit. The Company paid $480,000 to Silicon Valley Bank and Silicon Valley Bank released the Company and our subsidiaries from further claims. As a result, the restructuring accrual was adjusted during the year ended December 31, 2003, to reflect the agreed upon settlement. As of December 31, 2003, remaining accrued restructuring expenses of $3,000 relates primarily to lease termination costs. These amounts are expected to adequately cover actual amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Goodwill impairment charges during the years ended December 31, 2002 and 2001 related to the goodwill recorded in the acquisitions of Atlas Commerce, Tradeum, and Isadra. See Note 6 to our consolidated financial statements.

Amortization Expense

Amortization expense for the year ended December 31 2001 primarily reflects the amortization of goodwill from purchase business combinations prior to the adoption of SFAS No 142, Goodwill and Other Intangible Assets. Amortization expense also includes the non-cash amortization of deferred costs related to the warrants and Series A convertible redeemable preferred stock issued to Microsoft Corporation in 2000. Pursuant to the Company’s adoption of SFAS No. 142, the Company discontinued its amortization of goodwill beginning January 1, 2002.

Interest and Other Expense, Net

Interest and other expense, net was comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Inducement charges	$(5,707)	$(2,869)	$—
Interest income (expense)	(1,046)	(2,597)	37
Realized gain (loss) on investments	(51,019)	—	(3,829)
Transaction gains	120	939	910
Realized gain on forward sale	51,132	—	—
Equity investment loss	—	—	(2,312)
Gain on early extinguishment of debt	—	5,411	—
Impairment charges – investments	—	(11,564)	(231,327)
In-process research and development charge	—	—	(420)
Other income (expense) items including terminated deal costs	—	(2,087)	3,029

Interest and other expense, net	$(6,520)	$(12,767)	$(223,912)

In July 2003, we completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million, and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.

In December 2002, we completed the repurchase of $720,000 of the convertible subordinated debentures for total consideration of $113,000. We recognized a gain of $607,000 in connection with the repurchase.

In connection with the September 2002 settlement, the put/call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated, as well as BT’s put right under this agreement that would have required us to repurchase BT’s 10% interest in Verticalnet Europe. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT (see Note 7 to our consolidated financial statements).

For the year ended December 31, 2002, we recorded impairment charges of $9.6 million related to our total Converge investment, which includes $3.5 million invested by the Company during February 2002. During the year ended December 31, 2001, we recorded an impairment charge of $207.2 million related to our Converge investment based upon an independent valuation.

During the years ended December 31, 2002 and 2001, we recorded additional impairment charges of approximately $2.0 million and $12.0 million for other than temporary declines in the fair values of our other cost method investments.

During the year ended December 31, 2001, we recognized an impairment charge of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

During the year ended December 31, 2001, we recorded impairment charges (net of cash returned from the sale or liquidation of investments) of approximately $1.6 million on our equity method investments.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements as of and during the years ended December 31:

(in thousands)	2003	2002
Cash and cash equivalents	$4,408	$7,979
Accounts receivable, net	$2,438	$1,586
Working capital	$2,683	$3,939
Current ratio	1.57	1.41
Total debt, including current portion	$757	$7,708

Cash flow activities:
Net cash used in operating activities	$(7,636)	$(26,503)
Net cash provided by investing activities	2,897	1,755
Net cash provided by (used in) financing activities	1,224	(17,777)

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

The reduction in the net cash used in operating activities was primarily a function of the restructuring efforts undertaken in 2001 and 2002 to reduce the Company’s cost structure and streamline operations. Included in the net cash used in operating activities in 2003 was approximately $3.0 million that was paid related to prior accrued restructuring costs.

Investing activities

During the year ended December 31, 2003, net cash provided by investing activities was $2.9 million and primarily consisted of the $1.7 million release of previously restricted funds, $979,000 from the sale of short-term investments, and $292,000 from the sale of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2003 of $1.2 million primarily relates to $2.5 million of net proceeds from the issuance of common stock and warrants, offset by $1.3 million of cash used for the repurchase of the Company’s convertible subordinated debentures.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock at a purchase price of $1.00 per share, along with warrants to purchase 456,000 shares of common stock at an exercise price of $1.20 per share, which were valued at $485,000 million. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed waiver letter agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined therein, and the elimination of the net cash settlement (i.e., put) provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement provision, the fair value of the warrants ($346,000) was reclassified from other current liabilities to additional paid-in capital.

On October 9, 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock at a purchase price of $1.00 per share, along with warrants to purchase 720,000 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share, along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction. In January 2004, the Company also used $3.5 million of its available cash as part of the purchase consideration for Tigris.

In February 2004, 320,000 warrants from the August 2003 private placement were exercised at $1.20 per share. The Company received approximately $346,000 in net proceeds from the exercise of these warrants.

We believe that our level of liquid assets as of March 15, 2004 will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2005. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our private placements, cash on hand, and shares of our common stock. We expect to finance any future acquisitions with proceeds from our recent common stock offering, cash generated by operations, additional sales or issuances of shares of our common stock, or a combination of the foregoing.

Contractual Commitments

The following table outlines future contractual commitments, including the effects of the additional liabilities and contractual obligations assumed as part of the Tigris acquisition (see Notes 11, 12, and 20 to our consolidated financial statements).

Expected Cash Payment by Period

(in thousands)

	2004	2005	2006	2007	2008	Due after 2009	Total
Convertible notes	$728	$—	$—	$—	$—	$—	$728
Operating leases	656	644	556	329	290	580	3,055
Capital leases (a)	76	58	31	—	—	—	165
Purchase obligations	218	182	—	—	—	—	400
Other obligations	29	—	—	—	—	—	29

Total	$1,707	$884	$587	$329	$290	$580	$4,377

(a)	Capital lease balances excludes future interest obligations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2003, we were not involved with any unconsolidated SPEs or VIEs. As of December 31, 2003, we have no derivatives.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement No. 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations, or cash flows.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2005, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations will be materially and adversely affected.

We may not generate an operating profit.

As of December 31, 2003, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We receive most of our revenue from a few customers.

For the year ended December 31, 2003, two customers accounted for $7.4 million or 77% of our total revenues. Any termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial conditions.

We have contractual obligations to provide consulting services over many periods.

We maintain a professional services and consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to obtain sufficient work to keep all of our professionals on revenue generating projects; it may adversely affect our business, financial condition, and results of operations.

If we fail to meet client expectations in the performance of our services, our business could suffer.

Our failure to meet client expectations in the performance of our services, including the quality, cost, and timeliness of our services, may adversely affect our ability to attract and retain clients. If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could materially adversely affect our business, financial condition, and results of operations.

We may be unable to maintain our listing on the Nasdaq Stock Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Stock Market, which has requirements for the continued listing of stock. In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. Our stock was trading above $1.00 as of March 23, 2004.

On April 8, 2003, we received a letter from Nasdaq stating that Nasdaq was reviewing our eligibility for continued listing on the Nasdaq SmallCap Market due to (i) the Company’s failure to maintain the minimum shareholders’ equity of $2.5 million, and (ii) Nasdaq’s belief that the members of the Company’s Audit Committee were not independent within the meaning of the Nasdaq rules. The letter stated that delisting procedures would begin if Nasdaq believed the Company’s plan to achieve and maintain compliance with listing standards was inadequate. On April 22, 2003, the Company responded to Nasdaq and asserted that (i) the Company had a plan to improve the Company’s shareholders’ equity sufficient to meet Nasdaq listing requirements, and (ii) that the Company believed that under existing law and proposed SEC and Nasdaq rules, the members of the Company’s Audit Committee were independent, and that no further modification of the Audit Committee would be required until the annual meeting in 2004. On June 5, 2003, we received a letter from Nasdaq rejecting our request that our stock remain listed on the Nasdaq SmallCap Market. The Company filed an immediate appeal, which stayed the delisting until a hearing could be held before a hearing panel. On July 24, 2003, the Company attended a hearing convened by Nasdaq before a Listing Qualifications Panel to consider the delisting of Verticalnet’s common stock. On August 5, 2003, we received a letter from Nasdaq informing us that the Listing Qualifications Panel had determined to continue the listing of our securities on the Nasdaq SmallCap

Market, subject to our completion of certain matters, including (i) the timely filing of the our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which contained a pro forma balance sheet reflecting the repurchase of $6.4 million of the Company’s 5 1/4% convertible subordinated debentures due September 2004 and the $1.1 million private placement of our common stock (see Note 14 to our consolidated financial statements); (ii) submitting documentation evidencing the election of independent directors and audit committee members, and (iii) timely filing a Quarterly Report for the third calendar quarter of 2003 which evidences shareholders’ equity in excess of $2.5 million. After the filing of our Form 10-Q for the quarterly period ended September 30, 2003, we received a letter from the Listing Qualifications Panel dated November 19, 2003 stating that Verticalnet had demonstrated compliance with the current requirements necessary for listing on the Nasdaq SmallCap Market. The Panel also notified the Company that its common stock would continue to be listed on the Nasdaq SmallCap Market provided the Company files a Form 10-K for the year ending December 31, 2003 on or before March 30, 2004 evidencing shareholders’ equity of at least $2.5 million. As of December 31, 2003, our shareholders’ equity was $4.4 million, and met the minimum net worth requirement. We expect to remain in compliance with the Panel’s terms for continued listing. However, there can be no assurance that we will continue to be able to meet the minimum shareholders’ equity balance in the future.

On March 30, 2004, the Company was notified by Nasdaq that Nasdaq listing qualifications analysts had concluded the Company failed to comply with Nasdaq listing standards as a result of the Company’s January 2004 private placement and the subsequent acquisition of Tigris Corp. Specifically, Nasdaq believes that the Company failed to obtain shareholder approval of the issuance of shares of its common stock as consideration in the transactions in accordance with Nasdaq Marketplace Rule 4350(i)(1)(c), and, as a result, the Company’s common stock could be subject to delisting from the Nasdaq SmallCap Market. Nasdaq Marketplace Rule 4350(i)(1) requires shareholder approval in certain circumstances where shares are issued by the Company are in excess of 20 percent of the Company’s outstanding shares. Neither the number of shares issued in the January 23, 2004 private placement nor the number of shares issued in the subsequent January 30, 2004 Tigris acquisition exceeded 20 percent of the Company’s outstanding shares of common stock. However, Nasdaq has determined that the number of shares issued in the two transactions (including the options assumed by the Company as a result of the acquisition) should be aggregated for the purposes of the 20 percent test. If aggregated, the number of shares issued in the two transactions could exceed 20 percent of the Company’s outstanding shares.

The Nasdaq Listing Qualifications Staff has referred this deficiency to the Listing Qualifications Panel that considered the Company’s earlier compliance issues, and retains jurisdiction over this matter. The Company will make a submission to the Panel in which it will present its interpretation of the aggregation rules and, if necessary, a plan for bringing the Company into compliance with all Nasdaq listing standards. There can be no assurance that the Listing Qualification Panel will accept the Company’s plan for obtaining compliance. In the event the Panel does not accept the Company’s plan for obtaining compliance, the Company’s common stock could be subject to immediate delisting from the SmallCap Market or other remedy or penalty.

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

If our stock is delisted from the Nasdaq Stock Market, we may be unable to license our products and sell our services to prospective or existing customers.

If our stock is delisted, our prospective and existing customers may lose confidence that we can continue as a viable business to provide support necessary to further develop our solution and provide ongoing maintenance and consulting services. Prospective and existing customers could consider alternative solutions or significantly reduce the value they are willing to pay for our solution to compensate for the potential added risk to their business. If our stock is delisted, our ability to meet our revenue goals could be adversely impacted, resulting in deterioration of the financial condition of our business.

Our ability to complete the business repositioning and financial restructuring of the Company depends on our key management and experienced software personnel, whom we may not be able to retain.

We believe that our ability to complete a successful business repositioning and financial restructuring of the Company depends on continued employment of our senior management team and on maintaining a highly trained product development staff. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our prospects for reorganizing the Company could be materially adversely affected. If we are unable to retain trained technical personnel, it could limit our ability to design and develop products, which could reduce our attractiveness to potential customers, investors, or acquirers.

We may not be able to hire or retain enough additional personnel to meet our hiring needs.

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

Our quarterly operating results are difficult to forecast and could vary significantly. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall. Our quarterly operating results will be substantially dependent on software licenses and professional services booked and delivered in that quarter. Any delay in the recognition of revenue for any of our license transactions or professional services could cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels. We also expect that our quarterly operating results will fluctuate significantly due to other factors, many of which are beyond our control, including:

•	anticipated lengthy sales cycle for our products;

•	the size and timing of individual license transactions;

•	intense and increased competition in our target markets;

•	our ability to develop, introduce, and bring to market new products and services, or enhancements to our existing products and services, on a timely basis; and

•	risks associated with past acquisitions.

If we are able to grow our business, we may not be able to manage the growth successfully.

If we are able to grow our business, such growth could place a significant strain on our resources and systems. To manage our growth, we must implement systems and train and manage our employees. In addition, we may not be able to limit our exposure to non-creditworthy customers.

We may seek to acquire another business or raise additional capital, which could dilute the ownership of our existing shareholders.

We may seek to grow our business by acquiring another business. In addition, we may seek to raise additional capital. We may be required to incur debt or issue equity securities to pay for acquisitions or to raise additional capital, which may be dilutive to our existing shareholders.

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

We utilize third-party software that we incorporate into and include with our products and solutions, and impaired relations with these third-parties, defects in third-party software, or their inability or failure to enhance their software over time could have a material adverse effect on our operating performance and financial condition.

We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. Our products may be impacted if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

We have begun to shift a significant portion of our product development operations to India, which poses significant risks.

Since September we have had a relationship with an entity to provide software development services in Bangalore, India. We have continued to increase the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

We hold investments in equity instruments of privately held companies. Such items are included in other investments on our consolidated balance sheet. For the year ended December 31, 2002, we recorded an aggregate of $11.6 million in impairment charges for other than temporary declines in the fair value of our cost method, equity method, and available-for-sale investments, $9.6 million of which was a write-down of the fair value of our equity investment in, and note receivable from, Converge, Inc., for which we entered into a sale agreement as of September 30, 2002. As of December 31, 2003, we held cost method investments with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

If we do not develop the “Verticalnet” brand in the supply management solution industry, our revenues might not increase.

We must establish and continuously strengthen the awareness of the “Verticalnet” brand in the supply management solution industry. If our brand awareness as a maker of supply management solution software does not develop, or if developed, is not sustained as a respected brand, it could decrease the attractiveness of our products and services to potential customers, which could result in decreased revenues.

Our interests may conflict with those of Internet Capital Group, our largest shareholder, which may affect our business strategy and operations negatively.

As a result of its stock ownership and board representation, Internet Capital Group, Inc. (“Internet Capital Group”) is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At December 31, 2003, Internet Capital Group beneficially owned 2,526,864 shares, or approximately 13%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, neither we nor they have any current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities and continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of December 31, 2003, Internet Capital Group’s ownership interest in us was approximately 13%. Now that its ownership interest has fallen below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of December 31, 2003, the holders of 3,476,192 shares of common stock and warrants to purchase 1,238,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market’s adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

•	general economic conditions, including suppressed demand for technology products and services;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services;

•	changes in the market valuations of other software or technology companies;

•	failure to meet analysts’ or investors’ expectations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;

•	our cash position and cash commitments;

•	our prospects for enterprise software sales and new customers; and

•	additions or departures of key personnel.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We have made, and plan to continue to make, investments in complementary companies, technologies, and assets. Future and past acquisitions are subject to the following risks:

•	acquisitions may cause a disruption in our ongoing business, distract our management and other resources, and make it difficult to maintain our standards, controls, and procedures;

•	we may acquire companies in markets in which we have little experience;

•	we may not be able to successfully integrate the services, products, and personnel of any acquisition into our operations;

•	we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for the acquisitions; and

•	our acquisitions may not result in any return on our investment and we may lose our entire investment.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less than 1% at December 31, 2003. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of December 31, 2003 we hold cost method equity investments with a carrying value of approximately $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

We received Ariba, Inc. (“Ariba”) common stock in connection with Ariba’s acquisition of Tradex Technologies, Inc. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As of the date of this filing, we have not been advised whether the pledged shares have been delivered to the counter-party. We have no further obligations under the forward sale contract. We have no derivatives as of December 31, 2003.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Verticalnet, Inc.:

We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit), and other comprehensive loss for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations.

KPMG LLP

Philadelphia, Pennsylvania

January 30, 2004, except

as to Notes 2 and 20, which are

as of February 13, 2004

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,408	$7,979
Accounts receivable, net of allowance for doubtful accounts of zero at December 31, 2003 and $1,684 at December 31, 2002	2,438	1,586
Prepaid expenses and other current assets	539	3,892

Total current assets	7,385	13,457

Property and equipment, net	116	912
Other investments	606	606
Intangible assets, net of accumulated amortization of $1,800 at December 31, 2003 and $900 at December 31, 2002	900	1,800
Other assets	116	1,678

Total assets	$9,123	$18,453

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$757	$415
Accounts payable and accrued expenses	2,806	7,652
Deferred revenues	992	279
Other current liabilities	147	1,172

Total current liabilities	4,702	9,518

Long-term debt and convertible notes	—	7,293

Total liabilities	4,702	16,811

Commitments and contingencies (see Notes 2, 12, and 13)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at December 31, 2003 and December 31, 2002	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 19,454,126 shares issued at December 31, 2003 and 13,708,546 shares issued at December 31, 2002	195	137
Additional paid-in capital	1,184,691	1,170,742
Deferred compensation	(405)	(239)
Accumulated other comprehensive loss	(783)	(736)
Accumulated deficit	(1,178,472)	(1,167,457)

	5,226	2,447
Treasury stock at cost, 65,636 shares at December 31, 2003 and December 31, 2002	(805)	(805)

Total shareholders’ equity	4,421	1,642

Total liabilities and shareholders’ equity	$9,123	$18,453

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2003	2002	2001
Revenues:
Software license	$378	$36,043	$25,732
Services and maintenance	9,255	7,681	10,387

Total revenues	9,633	43,724	36,119

Cost of revenues:
Cost of software license	726	928	4,151
Cost of services and maintenance	2,524	5,602	21,618

Total cost of revenues	3,250	6,530	25,769

Gross profit	6,383	37,194	10,350

Research and development	4,131	8,975	23,757
Sales and marketing	2,400	5,305	18,146
General and administrative	4,827	9,039	24,425
Restructuring and asset impairment charges (reversals)	(480)	29,855	271,445
Amortization expense	—	2,112	108,862

	10,878	55,286	446,635

Operating loss	(4,495)	(18,092)	(436,285)
Interest and other expense, net	(6,520)	(12,767)	(233,912)

Loss from continuing operations	(11,015)	(30,859)	(670,197)
Discontinued operations:
Income (loss) from operations of discontinued operations	—	8,508	(86,752)
Loss on disposal of discontinued operations	—	(165)	(3,903)

Net loss	(11,015)	(22,516)	(760,852)

Preferred stock dividends and accretion	—	(3,861)	(7,420)
Repurchase of convertible redeemable preferred stock	—	101,041	—

Income (loss) attributable to common shareholders	$(11,015)	$74,664	$(768,272)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.70)	$5.52	(69.92)
Income (loss) from discontinued operations	—	0.71	(8.95)
Loss on disposal of discontinued operations	—	(0.01)	(0.40)

Income (loss) per common share	$(0.70)	$6.22	$(79.27)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.70)	$(2.56)	(69.92)
Income (loss) from discontinued operations	—	0.70	(8.95)
Loss on disposal of discontinued operations	—	(0.01)	(0.40)

Loss per common share	$(0.70)	$(1.87)	$(79.27)

Weighted average common shares outstanding:
Basic	15,675	12,004	9,692
Diluted	15,675	12,068	9,692

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(11,015)	$(22,516)	$(760,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467	10,314	135,622
Non-cash restructuring charges (reversals)	(489)	—	37,475
Inducement expense related to debt conversion	5,707	2,869	—
Goodwill and intangible asset impairment	—	27,595	284,353
Write-down related to cost method, equity method, and available-for-sale investments	—	11,600	231,327
Other non-cash items	(160)	1,475	3,107
Loss on disposal of property and equipment	8	2,548	286
Loss from equity method investments	—	—	2,312
Loss on disposal of discontinued operations	—	165	3,903
Realized loss (gain) on investments	(111)	(35)	3,829
Gain on debt retirement	—	(607)	—
In-process research and development charge	—	—	420
Gain on BT settlement	—	(4,804)	—
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(852)	93	30,231
Prepaid expenses and other assets	1,272	6,586	15,200
Accounts payable and accrued expenses	(4,176)	(18,586)	(46,123)
Deferred revenues	713	(41,773)	(12,347)
Other current liabilities	—	(1,427)	—

Net cash used in operating activities	(7,636)	(26,503)	(71,257)

Investing activities:
Acquisitions, net of cash acquired	—	—	(26,616)
Proceeds from sale of cost, equity method, and available-for sale investments	—	2,285	22,085
Proceeds from sale of short-term investments	979	—	—
Purchase of cost, equity method, and available-for sale investments	—	(4,475)	(3,500)
Restricted cash	1,685	2,009	7,165
Proceeds from sale of assets	292	419	500
Capital expenditures	(59)	(833)	(14,784)
Discontinued operation - investing activities	—	2,350	—

Net cash provided by (used in) investing activities	2,897	1,755	(15,150)

Financing activities:
Payments to repurchase convertible redeemable preferred stock	—	(5,000)	—
Payments to repurchase convertible notes	(1,289)	(2,508)	—
Settlement of put arrangement involving common stock	—	(1,014)	—
Payments to settle BT put/call obligation	—	(8,374)	—
Principal payments on long-term debt and obligations under capital leases	(114)	(1,323)	(2,802)
Proceeds from issuance of common stock and warrants, net	2,524	—	15,000
Proceeds from exercise of stock options and employee stock purchase plan	103	442	1,357

Net cash provided by (used in) financing activities	1,224	(17,777)	13,555

Effect of exchange rate fluctuation on cash and cash equivalents	(56)	252	(699)

Net decrease in cash	(3,571)	(42,273)	(73,551)
Cash and cash equivalents - beginning of year	7,979	50,252	123,803

Cash and cash equivalents - end of year	$4,408	$7,979	$50,252

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$233	$2,233	$1,379
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock and warrants to repurchase convertible debt	$10,815	$14,357	$—
Issuance of common stock as consideration for an acquisition	—	—	42,250
Preferred dividends paid through issuance of additional securities	—	3,861	7,420
Issuance of common stock to BT under put/call obligation	—	2,955	—

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2000	8,806	$88	$1,004,941	$(363)	$(14,370)	$(384,089)	$(805)	$605,402
Convertible redeemable preferred stock dividends accrued and accretion	—	—	(7,420)	—	—	—	—	(7,420)
Exercise and acceleration of options	152	2	1,488	—	—	—	—	1,490
Shares issued through employee stock purchase plan	26	—	335	—	—	—	—	335
Shares issued pursuant to private investment (Note 14)	276	3	14,997	—	—	—	—	15,000
Shares issued to BT	499	5	45	—	—	—	—	50
Shares issued as consideration for acquisitions	1,542	15	41,128	—	—	—	—	41,143
Unearned compensation	—	—	(163)	163	—	—	—	—
Amortization of unearned compensation	—	—	—	102	—	—	—	102
Net loss	—	—	—	—	—	(760,852)	—	(760,852)
Other comprehensive income	—	—	—	—	13,411	—	—	13,411

Balance, December 31, 2001	11,301	113	1,055,351	(98)	(959)	(1,144,941)	(805)	(91,339)
Convertible redeemable preferred stock dividends accrued and accretion	—	—	(3,861)	—	—	—	—	(3,861)
Exercise and acceleration of options	154	1	395	—	—	—	—	396
Shares issued through employee stock purchase plan	19	—	46	—	—	—	—	46
Repurchase of convertible redeemable preferred stock and warrants (Note 14)	—	—	101,041	—	—	—	—	101,041
Shares issued to settle BT put/call obligation (Note 7)	1,200	12	2,943	—	—	—	—	2,955
Repurchase of convertible notes (Note 11)	1,271	13	14,344	—	—	—	—	14,357
Settlement of put arrangement involving common stock	(236)	(2)	45	—	—	—	—	43
Unearned compensation	—	—	438	(438)	—	—	—	—
Amortization of unearned compensation	—	—	—	297	—	—	—	297
Net loss	—	—	—	—	—	(22,516)	—	(22,516)
Other comprehensive income	—	—	—	—	223	—	—	223

Balance, December 31, 2002	13,709	137	1,170,742	(239)	(736)	(1,167,457)	(805)	1,642
Exercise of restricted units	9	—	1	—	—	—	—	1
Exercise of stock options	102	1	101	—	—	—	—	102
Issuance of common stock and warrants, net (Note 14)	2,940	30	2,009	—	—	—	—	2,039
Repurchase of convertible notes (Note 11)	2,694	27	10,788	—	—	—	—	10,815
Reclassification of warrants (Note 14)	—	—	346	—	—	—	—	346
Unearned compensation	—	—	704	(704)	—	—	—	—
Amortization of unearned compensation	—	—	—	538	—	—	—	538
Net loss	—	—	—	—	—	(11,015)	—	(11,015)
Other comprehensive loss	—	—	—	—	(47)	—	—	(47)

Balance, December 31, 2003	19,454	$195	$1,184,691	$(405)	$(783)	$(1,178,472)	$(805)	$4,421

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2003	2002	2001
Net loss	$(11,015)	$(22,516)	$(760,852)
Unrealized gain	—	1,553	20,030
Reclassification adjustment for realized gain included in net loss	(51,132)	—	—
Foreign currency translation adjustment	(58)	252	(699)
Unrealized gain (loss) on investments:
Unrealized gain (loss)	11	(1,582)	(18,106)
Reclassification adjustment for realized loss included in net loss	51,132	—	12,186

Comprehensive loss	$(11,062)	$(22,293)	$(747,441)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” “the Company,” “the registrant,” “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Spend Analysis, Advanced eSourcing, eProcurement, Contract Management, and Supplier Scorecards. Our solutions enable our customers to harness the power of their data to achieve lower prices, improved contract compliance, better supplier service, and shorter sourcing cycles. As a result, we help our customers recognize savings in materials costs, inventory levels, and administrative costs – resulting in improved profitability.

With the completion of the Atlas Commerce, Inc. (“Atlas Commerce”) acquisition in December 2001 and the sale of our Small/Medium Business (“SMB”) unit (formerly referred to as Verticalnet Markets) in June 2002, we completed the business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering sourcing and supply chain software and services to enterprise customers. As a result of the Tigris Corp. (“Tigris”) acquisition in January 2004, we enhanced our capability to serve this market by enhancing our spend analysis and strategic sourcing domain expertise plus we added additional technology tools in the area of bid optimization and advanced sourcing tools.

On January 31, 2001, we completed the sale of our Verticalnet Exchanges business unit, which focused on trading electronic components and hardware in open and spot markets. The operating results of this unit through January 31, 2001 have been reflected as a discontinued operation in our consolidated financial statements.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparability with the current year’s financial statement presentation.

On July 1, 2002, the Company announced that its board of directors had approved a one-for-ten reverse stock split effective with the commencement of trading on July 15, 2002. All references in the consolidated financial statements to shares and per share amounts have been adjusted retroactively for this split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, inventory write-downs for discontinued operations, carrying values for intangible assets and non-publicly held investments, restructuring charges for abandoned operating leases, warrant liabilities, and litigation accruals.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $394,000 and $5.9 million at December 31, 2003 and December 31, 2002, respectively.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2002, we had approximately $1.1 million and $544,000 of restricted cash classified in current and non-current other assets, respectively, on the consolidated balance sheet. As of December 31, 2003, all restricted cash balances have been released and are now included as part of cash and cash equivalents.

Investments

We account for debt and marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains or losses and other than temporary declines in the fair value of available-for-sale securities are reported in interest and other expense, net, as incurred.

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

Investments in privately-owned companies whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting and included in other investments on the consolidated balance sheet. Determining whether we exercise significant influence with respect to a particular investment depends on an evaluation of several factors including, among others, representation on the investee’s board of directors, as well as our overall ownership level of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Our share of the earnings or losses of equity method investees is reflected in interest and other expense, net in our consolidated statement of operations.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no software costs capitalized during the year ended December 31, 2003. Software costs capitalized under SOP 98-1 and SFAS No. 86 were $676,000 and $2.1 million during the years ended December 31, 2002 and 2001, respectively. The carrying value of the software was regularly reviewed and an impairment charge was recognized if the value of the estimated undiscounted cash flow benefits related to the asset was less than the remaining unamortized cost. Approximately $2.7 million and $4.0 million of impairment charges related to capitalized software costs were recognized during the years ended December 31, 2002 and 2001, respectively. As a result, as of December 31, 2003 and 2002, there are no capitalized software costs on the consolidated balance sheet. Amortization expense related to previously capitalized software costs for the years ended December 31, 2003, 2002, and 2001 was approximately zero, $493,000 and $2.7 million, respectively.

Intangible Assets and Other Long-Lived Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of January 1, 2002 (see Note 8 for additional discussion).

We performed a goodwill impairment test as of September 30, 2002 under SFAS No. 142. This test required a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. For purposes of this test, we did not consider the market capitalization of the Company, which consists of only one reporting unit, to be representative of its fair value due to the volatility of the market price. Accordingly, we estimated the fair value of the business based upon the amounts we could reasonably expect to realize from the sale of the assets of the business. As a result of this test, the Company recorded a goodwill impairment charge of approximately $27.6 million, which represented the full amount of unamortized goodwill at the time of the test. Of this amount, approximately $21.6 million related to the December 2001 acquisition of Atlas Commerce and approximately $6.0 million related to the Company’s acquisition of Isadra, Inc. (“Isadra”) in August 1999.

The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the reduced value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self Insurance

Through September 30, 2003, we were self-insured for certain losses related to employee medical benefits. Stop-loss coverage was purchased in order to limit our exposure. Self-insurance losses are accrued based on our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry. At December 31, 2003 and 2002, the accrued liability for self-insured losses is included in accounts payable and accrued expenses on the consolidated balance sheet and is approximately $50,000 and $455,000, respectively.

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of December 31, 2003 and 2002, our financial instruments consist of cash equivalents, available-for-sale investments, accounts receivable, accounts payable, capital leases, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, is a reasonable estimate of their fair market values at December 31, 2003 and 2002 due to the short maturities of such items. The reasonable fair estimate of the convertible notes, as of December 31, 2003 and 2002, is approximately $728,000 and $2.0 million, respectively, based on arms length transactions near those dates with third parties and adjusted for additional premiums that may be required to induce remaining bondholders to sell their bonds back to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts and trade receivables. Cash and cash equivalents are held with high quality financial institutions. We periodically perform credit evaluations of our customers and maintain reserves for potential losses, if necessary. We do not anticipate losses from these receivables in excess of the provided allowances.

Revenue Recognition

Through December 31, 2002, our software licensing and related services revenues were substantially derived from one customer, Converge, Inc. (“Converge”). The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of our agreements with them. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, as of November 5, 2002, the amended and restated subscription license agreement was amended to relieve the Company of any obligation to provide future software products. As such, all remaining deferred license fees ($19.6 million) were recognized during the fourth quarter of 2002 (see Note 9).

Total revenues from Converge were approximately $459,000, $33.8 million, and $29.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

During the year ended December 31, 2003, two customers, other than Converge, accounted for $7.4 million or 77% of total revenue.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software licensing and related services revenues other than from Converge have been principally derived from the licensing of our products, from maintenance and support contracts, and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase custom development and implementation services from us.

The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired. Our products are either acquired under a perpetual license model or under a time-based subscription license model.

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

If evidence of fair value for all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery of the software may vary from quarter to quarter depending upon the relative mix of licensing arrangements, the extent of services that will be required to implement the software, and the availability of VSOE of fair value for all of the undelivered elements.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at December 31, 2003 is related to two software licenses arrangements that were billed in December 2003.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of our deferred revenue at December 31, 2001 was related to license fee payments received from Converge. Such amounts were to be recognized as revenue on a straight line basis over the contract term, which was scheduled to end on December 31, 2003. This revenue comprised the majority of our revenue for 2002. The Converge license agreement was amended in November 2002, at which time we recognized the remaining deferred revenue related to Converge (see Note 9).

At December 31, 2003, approximately $505,000 of the accounts receivable balance related to contract retainage in accordance with professional services agreements with our customers. We believe the amount will be collected in 2004 in accordance with the contract terms. At December 31, 2002, approximately $447,000 of the accounts receivable balance was unbilled due to customer payment terms.

Research and Development

Research and development costs consist primarily of salaries and benefits, consulting, and other related expenses, which are expensed as incurred.

Advertising Costs

We expense advertising costs as incurred and report such costs as a component of sales and marketing expense. Advertising expenses for continuing operations were approximately zero, $468,000, and $2.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

	Year Ended December 31,
	2003	2002	2001
Income (loss) attributable to common shareholders:
As reported	$(11,015)	$74,664	$(768,272)
Add: Stock-based employee compensation included in reported net income (loss) attributable to common shareholders	538	297	102
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(13,972)	(49,588)	(20,535)

Pro forma	$(24,449)	$25,373	$(788,705)

Income (loss) per common share – basic:
As reported	$(0.70)	$6.22	$(79.27)
Pro forma	$(1.56)	$2.11	$(81.38)

Loss per common share – diluted:
As reported	$(0.70)	$(1.87)	$(79.27)
Pro forma	$(1.56)	$(5.95)	$(81.38)

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted-average fair value of options issued by us during 2003, 2002 and 2001 was $0.79, $34.00, and $12.00, respectively.

The following range of assumptions were used to determine the fair value of stock options:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	108%	157%	120%
Average expected option life	4.0 years	4.0 years	4.0 years
Risk-free interest rate	3.3%	3.0%	4.2%

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

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other expense, net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in interest and other expense, net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in interest and other expense, net. We held no derivatives at December 31, 2003.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

We report comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources.

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

Adoption of New Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, required that gains and losses from extinguishments of debt be included in the determination of net income and be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Although SFAS No. 145 became effective January 1, 2003, the Company elected to early adopt the provisions of SFAS No. 145 in 2002. During the third quarter of 2002, in connection with the settlement of obligations involving British Telecommunications Plc. (“BT”), the Company recognized a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due BT. As a result of the early adoption of SFAS No. 145, the Company evaluated the classification of this gain in accordance with the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and determined that the gain did not meet the criteria for classification as an extraordinary item. As a result, the gain was included in interest and other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2002 (see Note 18).

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain items and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement No. 6, it has decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations, or cash flows.

(2) Liquidity

We believe that our current level of liquid assets, including the proceeds from the 2004 transactions noted below, will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2005. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along at a purchase price of $2.02 per share, with warrants to purchase 1,218,209 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $7.1 million in net proceeds from this transaction. In February 2004, holders of 320,000 warrants purchased as part of our August 2003 private placement exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $346,000 in net proceeds from the exercise of these warrants. See Note 20 to these consolidated financial statements regarding these subsequent events.

(3) Acquisitions

Tigris

On January 30, 2004, we acquired Tigris, a privately-held strategic sourcing and supply chain consulting firm based in New York City. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued on the date of closing at approximately $5.7 million issued to Tigris’ sole shareholder, issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. See Note 20 to these consolidated financial statements regarding this subsequent event.

Atlas Commerce

On December 28, 2001, we acquired all of the outstanding capital stock of Atlas Commerce, a privately-held software company that provided private exchange software and strategic sourcing applications. As a result of the acquisition, we accelerated our enterprise software business by offering an integrated collaborative sourcing solution that represents a combination of both companies’ technologies. Atlas Commerce’s results of operations were consolidated starting January 1, 2002. The aggregate purchase price was approximately $26.8 million, including transaction costs. The consideration included $3.5 million in cash, 1,430,571 shares of our common stock valued at approximately $19.5 million and issuance of employee options to purchase 163,007 shares of our common stock valued as of the date of acquisition at $1.4 million based on an independent valuation. Included in the stock consideration were 14,808 shares of our common stock that were issued to a

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former Atlas Commerce executive in January 2002. Approximately 247,939 of these shares were originally held in escrow and were released on March 31, 2003. A portion of the value of the common stock given as consideration was reduced by an illiquidity discount ranging from 5% to 10% based on restrictions detailed in a registration and lock up agreement executed in connection with the transaction.

The merger agreement for the Atlas Commerce acquisition provided a put option to Atlas Commerce’s former common shareholders. These shareholders had the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. The put arrangement covered 72,888 shares of our common stock at the acquisition date. The maximum obligation was recorded in temporary equity as of December 31, 2001, pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. On August 1, 2002, the Company completed the repurchase of 235,981 shares of common stock from former holders of Atlas Commerce common shares under the terms of the put agreement. The aggregate purchase price for the put shares was $1.0 million. These shares were retired upon repurchase. The effect of this transaction and the expiration of the put terms for the unexercised portion are reflected in the consolidated balance sheet as of December 31, 2002.

Of the $3.2 million of acquired intangible assets, $420,000 was assigned to in-process research and development and charged to expense as a non-recurring charge upon consummation of the acquisition since the in-process research and development had not yet reached technological feasibility and had no alternative future use. The remaining $2.8 million of acquired intangible assets have a weighted-average useful life of 35 months. These intangibles include developed technology of approximately $1.9 million with a useful life of 36 months and customer contracts of approximately $890,000 with a weighted average useful life of 32 months. The $21.6 million of goodwill related to this transaction was written off due to impairment in September 2002.

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

Atlas Commerce

In connection with the acquisition of Atlas Commerce in December 2001 (refer to Note 3), we allocated $420,000 of the purchase price to IPR&D. At the acquisition date, Atlas Commerce was developing new code and technology for version 3.3 of their Metaprise Platform and Application product. The project under development was specifically reviewed in terms of overall objectives, progress toward the objectives and the uniqueness of the developments under these objectives. The new code and technology under development were approximately 20% complete, based on project man-months and costs.

The discounted cash flow analysis used to value the IPR&D was based on management’s forecast of future revenues, gross profit, selling costs, maintenance development costs, and administrative expenses. Forecasted revenue and costs were then allocated to IPR&D based on management’s estimate that approximately 80% of the technology in a specific version of the software was taken from the previous release and the remaining 20% was newly developed. A risk-adjusted discount rate of 60% was used to discount the forecasted cash flows allocated to IPR&D.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Discontinued Operations

SMB

On June 28, 2002, we completed the sale of the SMB unit to Vert Markets, Inc., an affiliate of Corry Publishing, Inc. The SMB unit generated revenue from e-enablement and e-commerce, as well as advertising and services. As consideration for the transaction, we received cash of $2.35 million. In addition, we may receive up to an additional $6.5 million based on a four-year performance-based earn-out provision. We recorded a loss on disposal of approximately $165,000 in the year ended December 31, 2002 for the sale of the SMB unit.

The results of the SMB unit have been shown as a discontinued operation and prior periods have been restated. Revenues and losses from this discontinued operation are as follows:

	Year Ended December 31,
	2002	2001
	(in thousands)
E-commerce, advertising, software, maintenance, and other revenues	$18,982	$86,161
Income (loss) from discontinued operations	8,508	(86,752)
Loss on disposal of discontinued operations	(165)	—

Microsoft Relationship

On March 29, 2000, we entered into a commercial arrangement (the “Original Microsoft Agreement”) with Microsoft Corporation (“Microsoft”), which was terminated and replaced on April 26, 2001 (the “New Microsoft Agreement”). Collectively, under the Original and New Microsoft Agreements, during the years ended December 31, 2002 and 2001, we recognized approximately $16.9 million and $60.0 million, respectively, in e-enablement and advertising revenue. During the year ended December 31, 2001, we recognized $17.9 million of expense for advertising, software licensing, and support.

We received approximately $40.0 million during the year ended December 31, 2001 from Microsoft under these agreements. Under the terms of the Original Microsoft Agreement we paid approximately $500,000 to Microsoft during the year ended December 31, 2001. Under the Original Microsoft Agreement we also made royalty payments to Microsoft of approximately $200,000 for the year ended December 31, 2001, related to additional storefronts and e-commerce centers sold by us.

As a result of the sale of the SMB unit, there was no activity under these agreements subsequent to June 2002 and revenues and expenses recognized under these agreements are presented in income (loss) from discontinued operations in the consolidated financial statements for the years ended December 31, 2002 and 2001.

Verticalnet Exchanges

On January 31, 2001, we completed the sale of our Verticalnet Exchanges segment to Converge, a private company. Verticalnet Exchanges was comprised of NECX.com LLC, a business purchased in December 1999, and its subsequent acquisitions of R.W. Electronics, Inc. and F&G Capital, Inc. d/b/a American IC Exchange (“AICE”). As consideration for the sale to Converge, we received 10,371,319 shares of Series B convertible preferred stock and 1,094,751 shares of non-voting common stock, representing approximately 18.0% and 1.9%, respectively, of Converge’s equity at the closing of the transaction. In the second quarter of 2001 following a

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

post-closing audit, the final net worth and working capital adjustment calculation was performed. The calculation, which was based on a comparison of Verticalnet Exchanges’ net worth and working capital as of October 31, 2000 and as of the closing date, resulted in us making an aggregate payment of $12.8 million to Converge.

The sale of Verticalnet Exchanges was treated as a non-monetary exchange pursuant to the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and EITF Issue No. 00-05, Determining Whether a Nonmonetary Transaction is an Exchange of Similar Productive Assets. Accordingly, we used the fair value of Verticalnet Exchanges of $215.0 million, as determined by an independent appraisal, to value our investment in Converge. We accounted for our investment in Converge under the cost method of accounting for investments. We recorded an estimated loss on disposal of Verticalnet Exchanges of $82.0 million during the year ended December 31, 2000, which included a loss from operations of $9.0 million for the month of January 2001. During the year ended December 31, 2001, we recorded an additional $3.9 million loss on disposal due to the final calculation of the net worth and working capital adjustment payment. Also in January 2001, in connection with the sale of Verticalnet Exchanges to Converge, we settled AICE’s remaining earn out provisions by issuing 110,155 shares of our common stock, valued at approximately $10.0 million, which was considered in calculating our original loss on disposal.

The sale of Verticalnet Exchanges represented the disposal of a business segment. Accordingly, the results of this segment have been shown as a discontinued operation. There were no revenues or losses from the discontinued operation of the Verticalnet Exchanges segment for the year ended December 31, 2001.

(6) Restructuring and Asset Impairment Charges (Reversals)

During the year ended December 31, 2003, we continued to make payments under previous restructuring charges incurred in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at December 31, 2003 of $3,000, included in accrued expenses on the consolidated balance sheet, is expected to be adequate to cover the actual amount to be paid. Differences, if any, between the estimated amount accrued and the actual amount paid will be reflected in operating expenses in future periods. The Company expects to complete all payments relating to this restructuring accrual by the first quarter of 2004.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the years ended December 31, 2003, 2002, and 2001 (in thousands):

2003:

	Accrual at December 31, 2002	Cash payments	Adjustments	Accrual at December 31, 2003
Lease termination costs	$3,484	$(2,999)	$(482)	$3
Employee severance and related benefits	50	(40)	(10)	—
Other exit costs	—	(3)	3	—

	$3,534	$(3,042)	$(489)	$3

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002:

	Accrual at December 31, 2001	Cash payments	Adjustments	Accrual at December 31, 2002
Lease termination costs	$4,763	$(2,594)	$1,315	$3,484
Employee severance and related benefits	2,294	(2,856)	612	50
Other exit costs	25	(3)	(22)	—

	$7,082	$(5,453)	$1,905	$3,534

2001:

	Restructuring and asset impairment charges	Cash payments	Non-cash charges	Adjustments	Accrual at December 31, 2001
Lease termination costs	$10,972	$(4,271)	$—	$(1,938)	$4,763
Employee severance and related benefits	14,565	(12,113)	(412)	254	2,294
Other exit costs	298	(248)	—	(25)	25
Asset disposals, net of cash received	36,627	—	(37,063)	436	—
Goodwill and other intangible assets	284,547	—	(284,353)	(194)	—

	$347,009	$(16,632)	$(321,828)	$(1,467)	$7,082

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco, which was the subject of a lawsuit. The Company paid Silicon Valley Bank $480,000 and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result, the restructuring accrual was adjusted during the year ended December 31, 2003, to reflect the agreed upon settlement. Adjustments to the restructuring accrual during the year ended December 31, 2003, are recorded in restructuring and asset impairment charges (reversals) in the consolidated statement of operations.

During the year ended December 31, 2002, we recorded adjustments of approximately $1.3 million related to lease termination costs and $590,000, related to employee termination benefits and other exit costs, due to changes in estimates. For the year ended December 31, 2002, these adjustments included $0.4 million of lease termination costs reflected in income (loss) from operations of discontinued operations. During the year ended December 31, 2002, the remaining $1.5 million of expenses are recorded in restructuring and asset impairment charges (reversals) in the consolidated statement of operations.

During the year ended December 31, 2001, we recorded restructuring and asset impairment charges of approximately $345.5 million related to lease termination costs, employee termination benefits, asset disposals, asset impairment and other exit costs, inclusive of adjustments recorded in 2001. For the year ended December 31, 2001, this charge included an impairment of $284.4 million of identifiable assets and goodwill in accordance with SFAS No. 121, and $61.2 million for lease termination costs, employee termination benefits, and asset disposals. Of the total amount of $345.5 million, $268.6 million related to continuing operations and is recorded in restructuring and asset impairment charges (reversals) in the consolidated statement of operations and the remaining $76.9 million is included in income (loss) from operations of discontinued operations.

During the years ended December 31, 2003, 2002, and 2001 the Company wrote-off approximately $9,000, $711,000, and $2.8 million, respectively, of purchased software.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following balances (in thousands):

	December 31,
	2003	2002
Corporate bonds	$—	$975
Ariba common stock (see Note 10)	—	1,047
Restricted cash	—	1,141
Other	539	729

	$539	$3,892

Property and equipment consists of the following balances (in thousands):

	December 31,
	2003	2002
Software	$1,386	$1,386
Computer equipment	933	914
Office equipment and furniture	86	386
Leasehold improvements	102	62

	2,507	2,748
Less: accumulated depreciation and amortization	(2,391)	(1,836)

Property and equipment, net	$116	$912

Depreciation and amortization related to property and equipment was $555,000, $5.1 million, and $3.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization applicable to property and equipment under capital leases of $106,000 and $193,000 for the years ended December 31, 2002 and 2001, respectively, are included in such expense.

During the year ended December 31, 2002, we recorded a charge of approximately $3.0 million related to the impairments of leasehold improvements for abandoned facilities, as well as impairments to furniture, office and computer equipment, and software no longer being utilized in the ongoing operations of the business. For the year ended December 31, 2001, we recorded a $37.1 million restructuring charge related to asset disposals, net of cash received.

Other assets consists of the following balances (in thousands):

	December 31,
	2003	2002
Deferred convertible debt costs	$4	$86
Ariba forward sale costs (see Note 10)	—	836
Restricted cash	—	544
Other	112	212

	$116	$1,678

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued expenses consists of the following balances (in thousands):

	December 31,
	2003	2002
Accounts payable	$606	$894
Legal and settlement liabilities	596	875
Taxes and interest payable	534	628
Compensation and related costs	190	218
Restructuring costs	3	3,534
Acquisition related costs	—	85
Other	877	1,418

	$2,806	$7,652

Other current liabilities consists of the following balances (in thousands):

	December 31,
	2003	2002
Warrant liability (see Note 14)	$147	$—
Ariba forward sale obligation (see Note 10)	—	1,047
Other	—	125

	$147	$1,172

We had a put/call agreement with BT whereby we could purchase their remaining 10% interest in Verticalnet Europe at any time after March 12, 2002 and BT could sell its investment to us at any time after March 13, 2002. In March 2002, the Company paid $3.0 million in cash, of which approximately $924,000 pertained to accrued interest, and issued 200,000 shares of Verticalnet common stock valued at $1.8 million, toward the BT put/call obligation. On September 12, 2002, the Company completed the repurchase of the remaining 10% interest in Verticalnet Europe for consideration of $6.5 million in cash, of which $202,000 pertained to accrued interest, and 1,000,000 shares of Verticalnet common stock valued at $1.2 million.

In connection with the September 2002 settlement, the put/call agreement between Verticalnet and BT was terminated, as well as BT’s put right under this agreement that would have required us to repurchase the BT shares. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of reported loss attributable to common shareholders for the year ended December 31, 2001 to the adjusted loss attributable to common shareholders excluding amortization expense relating to goodwill and assembled workforce (in thousands, except for per share data):

Reported loss attributable to common shareholders	$(768,272)
Add back: Goodwill and assembled workforce amortization	105,069

Adjusted loss attributable to common shareholders	$(663,203)

Basic and diluted loss per common share:
Reported loss attributable to common shareholders	$(79.27)
Goodwill and assembled workforce amortization	10.84

Adjusted loss attributable to common shareholder	$(68.43)

The following table reflects the components of amortizable intangible assets as of December 31, 2003 and 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
2003:
Amortizable intangible assets:
Existing technology	$1,925	$1,283
Customer contracts	775	517

	$2,700	$1,800

2002:
Amortizable intangible assets:
Existing technology	$1,925	$642
Customer contracts	775	258

	$2,700	$900

During the years ended December 31, 2003, 2002, and 2001, we recognized $900,000, $1.0 million, and $105.1 million, respectively, in intangible asset amortization expense related to continuing operations.

The Company expects to recognize the remaining amortization expense of $900,000 during 2004.

(9) Strategic Relationships

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

The Company and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. As of May 2002, all license payments had been received and the remaining deferred license revenue was to be recognized on

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a straight-line basis through December 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms and reduced Converge’s aggregate obligation by $500,000. The expected contractual maintenance payments under the new agreements plus the remaining deferred revenue under the original agreements were to be recognized on a straight-line basis through December 2003. In order to secure the payments under the amended and restricted subscription license agreement, the Company also received a subordinated security interest in certain of Converge’s assets (the “Security Interest”).

On February 15, 2002, we invested $3.5 million in Converge LLC, an indirect subsidiary of Converge and received a subordinated promissory note with a face value of $8.75 million. In connection with the investment, we also received a warrant to purchase 3,500,000 shares of preferred stock in Converge Financial Corporation, a wholly-owned subsidiary of Converge and an indirect parent of Converge LLC, at an initial exercise price of $.01 per share. As noted above, we sold all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million in September 2002.

In August 2002, Converge notified the Company that they would not be paying the remaining maintenance amounts through December 2003 according to the first amendment to the maintenance and support agreement. Converge proposed an amended payment schedule that extended the payments terms through October 2006 for the remaining $1.8 million due. This amended payment schedule was not finalized. Due to the risk of non-collection of all or a portion of the remaining amounts due, the Company began recognizing maintenance revenue from the Converge contract on a cash basis beginning in the fourth quarter of 2002. The remaining amount due from Converge of $1.7 million was fully reserved for as of December 31, 2002.

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

In March 2003, Converge informed the Company that Converge intended to sell substantially all the assets of Converge to PCG Trading, LLC (“PCG Trading”), and in connection with such sale transaction, PCG Trading and certain of its affiliates intended to enter into a credit and security agreement with Fleet Capital Corporation (“Fleet Capital”). As a condition to (a) the completion of the sale transaction to PCG Trading and (b) the closing of the Fleet Capital credit facility (collectively, the “Sale Transactions”), PCG Trading and Fleet Capital required that Verticalnet’s Security Interest and lien in all collateral be released. In connection with the Sale Transactions and the subsequent dissolution and winding up of Converge, Converge also requested the termination of the amended and restated subscription license agreement effective as of October 1, 2001, by and among the Company and certain of its affiliates and Converge and the maintenance and support agreement effective as of October 1, 2001, by and among the Company and certain of its affiliates and Converge, as amended.

In exchange for the right to use the software installed at Converge in accordance with the terms and conditions set forth in the amended and restated subscription license agreement for a term of six (6) months from the consummation of the Sale Transactions, at which time such right shall terminate, PCG Trading agreed to pay the Company $330,000, payable $33,000 per month for ten consecutive months beginning April 1, 2003, and the Company agreed to provide PCG Trading maintenance and support for the software installed at Converge pursuant to the amended and restated subscription license agreement for the six-month period following the consummation of the Sale Transactions.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Security Interest, the amended and restated subscription license agreement and the amended maintenance and support agreement were deemed terminated immediately preceding the consummation of the Sale Transactions. Both the Company and Converge agreed there would be no further obligations of the Company, Converge, or either of their respective affiliates under the amended and restated subscription license agreement and the amended maintenance and support agreement as of, and following, the consummation of the Sale Transactions. The Security Interest of the Company in the collateral or in any other assets of Converge, Converge LLC, or its affiliates was released and terminated as of the consummation of the Sale Transactions.

Below are the contractual payments, either made or still due from Converge/PCG Trading under the revised terms of the agreements, for the years ending December 31, 2003, 2002, and 2001 (in thousands):

2003:

	Remaining contractual payments as of December 31, 2002	Adjustments due to March 2003 contractual changes	Cash received during the year ended December 31, 2003	Remaining contractual payments as of December 31, 2003
Maintenance and support	$1,658	(1,166)	(459)	$33

2002:

	Remaining contractual payments as of December 31, 2001	Adjustments due to February 2002 contractual revisions	Cash received during the year ended December 31, 2002	Remaining contractual payments as of December 31, 2002
Subscription license	$9,000	$—	$(9,000)	$—
Maintenance and support	3,750	(500)	(1,592)	1,658

	$12,750	$(500)	$(10,592)	$1,658

2001:

	Contractual payments under original agreements	Adjustments due to October 2001 contractual changes	Cash received during the year ended December 31, 2001	Remaining contractual payments as of December 31, 2001
Subscription license	$73,000	$(23,000)	$(41,000)	$9,000
Professional services	35,000	(23,750)	(11,250)	—
Maintenance and support	—	4,500	(750)	3,750

	$108,000	$(42,250)	$(53,000)	$12,750

During the years ended December 31, 2003, 2002, and 2001, we recognized revenues of approximately $459,000, $33.8 million, and $29.8 million, respectively, under the Converge agreements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Investments

Available-For-Sale

Investments categorized as available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Market Value
December 31, 2003
Marketable equity securities	$225	$—	$(224)	$1

December 31, 2002
Marketable equity securities	$52,862	$—	$(51,809)	$1,053

In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. (“Tradex”) for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. (“Ariba”). On March 10, 2000, pursuant to the terms of an Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba’s common stock. In July 2000, we entered into forward sale contracts relating to our remaining investment in Ariba. Under these contracts, we pledged our shares of Ariba common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As of the date of this filing, we have not been advised whether the pledged shares have been delivered to the counter-party. We have no further obligations under the forward sale contract.

The fair value of the obligation in connection with the forward sale of $1.0 million and the investment in Ariba common stock of approximately $1.0 million was included in other current liabilities and prepaid expenses and other current assets, respectively, as of December 31, 2002. In addition, the remaining carrying value (approximately $836,000) of the initial cost of the transaction (approximately $5.0 million), which was being amortized over the life of the agreement, was included in other assets at December 31, 2002.

Our marketable equity securities are classified as available-for-sale and are stated at fair market value based on quoted market prices. During the year ended December 31, 2001, we recognized an impairment charge, included in interest and other expense, net, of approximately $10.5 million on our Ariba investment for an other than temporary decline, based on the difference between the original recorded cost of the investment and the fair market value of the shares as of the forward sale contract date.

Proceeds from sales of available-for-sale investments were approximately $21.5 million for the year ended December 31, 2001. There were no sales during the years ended December 31, 2003 and 2002. Realized gains and losses are computed on a specific identification basis.

Cost Method Investments

At December 31, 2003 and 2002, cost method investments were approximately $606,000.

On September 30, 2002, the Company and its wholly owned subsidiary, VNI Holdings, Inc. (“VNI”), entered into an agreement with another investor of Converge to sell all of the Company’s equity interests in, and notes receivable from, Converge for cash consideration of approximately $1.9 million. At the first closing on September 30, 2002, VNI transferred the notes receivable and a portion of the Converge equity to the buyer and

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received the entire $1.9 million cash consideration. Under the terms of the agreement, the Company was to transfer to the buyer all of the outstanding capital stock of VNI, which owned all of the Company’s remaining equity interest in Converge, at a second closing. If the Company was not able to transfer the stock of VNI, the Company could have been required to refund $125,000 to the buyer. The Company was relieved of this obligation as part of the sale of Converge’s assets in the first quarter of 2003.

For the year ended December 31, 2002, we recorded impairment charges of $9.6 million related to our total Converge investment, which includes $3.5 million invested by the Company during February 2002. These impairment charges are included in interest and other expense, net. During the year ended December 31, 2001, we recorded an impairment charge of $207.2 million related to our Converge investment based upon an independent valuation.

During the year ended December 31, 2002, we recorded additional impairment charges of approximately $2.0 million for other than temporary declines in the fair values of our other cost method investments. These impairment charges are included in interest and other expense, net. During the year ended December 31, 2001, we recorded additional impairment charges of approximately $12.0 million, which are included in interest and other expense, net, for other than temporary declines in the fair values of our other cost method investments.

During the year ended December 31, 2002, we sold a cost method investment for proceeds of approximately $2.3 million and realized an immaterial gain.

Equity Method Investments

During the year ended December 31, 2002, all of our equity method investments were either dissolved by mutual agreement of the investors or we sold our ownership to the other investors. Our loss from the equity method investments was approximately $2.3 million for the year ended December 31, 2001. During the year ended December 31, 2001, we recorded impairment charges (net of cash returned from the sale or liquidation of investments) of approximately $1.6 million.

(11) Long-term Debt, and Convertible Notes

Long-term debt and convertible notes consist of the following (in thousands):

	December 31,
	2003	2002
Capital leases	$—	$573
Convertible notes	728	7,135
Other	29	—

	757	7,708
Less: current portion	(757)	(415)

Long-term debt and convertible notes	$—	$7,293

In 1999, we completed the sale of $115.0 million of 5¼% convertible subordinated debentures in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, resulting in net proceeds of $110.9 million. The debentures have a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures are convertible into shares of our common stock at an initial conversion price of $200 per share, subject to adjustment under certain

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances. On February 11, 2000, we filed a registration statement with the Securities and Exchange Commission covering the convertible subordinated debentures and the shares of common stock underlying the debentures. The registration statement was declared effective on April 7, 2000. We may redeem the debentures if the price of our common stock is above $340 per share for at least 20 trading days during the 30-day trading period ending on the trading day before we mail notice that we intend to redeem the debentures.

In April 2000, approximately $93.3 million of the convertible subordinated debentures were converted into 466,475 shares of common stock. In connection with the conversion, we made an inducement payment of approximately $11.2 million to the related debt holders and wrote off against additional paid-in capital approximately $2.9 million in deferred debt offering costs attributable to the portion of debt converted to equity.

On July 30, 2002, we completed the repurchase of $13.85 million of the convertible subordinated debentures for total consideration of $2.9 million. This consideration included $763,000, or 1,270,854 shares, in common stock consideration, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $246,000, also in cash. In connection with the transaction, we wrote off, against additional paid-in-capital, approximately $214,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company also recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This charge is included in interest and other expense, net in the consolidated statement of operations for the year ended December 31, 2002.

In December 2002, we completed the repurchase of $720,000 of the convertible subordinated debentures for total consideration of $113,000. We recognized a gain of $607,000 in connection with the repurchase.

In July 2003, we completed the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants. This consideration included $1.3 million in cash, 2,694,100 shares of common stock with a fair market value of $4.4 million and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84. This charge is included in interest and other expense, net in the consolidated statements of operations for the year ended December 31, 2003.

During 2003, the Company paid or settled its capital lease obligations.

(12) Commitments and Contingencies

Future minimum lease payments remaining under our operating leases for the fiscal years ending December 31 are as follows (in thousands):

Lease Obligations
2004	$656
2005	644
2006	556
2007	329
2008	290
Thereafter	580

Total	$3,055

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of December 31, 2003, including operating leases for facilities acquired as part of the January 2004 Tigris acquisition (see Note 20).

During 2003, we amended our lease with our primary landlord, which represented a reduction of approximately $16.4 million of the original lease obligations. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least May 31, 2004.

The Company incurred approximately $326,000, $3.9 million and $3.1 million in rent expense for the years ended December 31, 2003, 2002, and 2001.

(13) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an Order denying a Motion made by the defendants to dismiss the actions in their entirety, but granting the Motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. It is expected that the proposed resolution will be reviewed by the District Court in early 2004. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

In July 2000, we entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania Department of Community and Economic Development (“PaDCED”) whereby we received a grant in the amount of $1.0 million from the Commonwealth. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that we would operate in our former Horsham facility for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contain a provision that requires repayment of the grant amount in the event the conditions are not met.

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

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(14) Capital Stock

At December 31, 2003, our amended and restated Articles of Incorporation provide us the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Common Stock

On January 22, 2001, we sold approximately 276,000 shares of our common stock to Sumitomo for $15.0 million. Under the agreement, Sumitomo could not transfer the purchased shares for one year from the closing date of the transaction. Sumitomo was also granted limited demand and piggyback registration rights exercisable after the first anniversary of the closing.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $485,000. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed Waiver Letter Agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of the net cash settlement

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement (i.e., put) provision, the fair value of the warrants ($346,000) was reclassified from other current liabilities to additional paid-in capital. As of December 31, 2003, remaining warrants with a fair value of $147,000 are included in other current liabilities in the accompanying consolidated balance sheet.

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

On June 28, 2002, we completed the repurchase of all of our outstanding shares of Series A 6.00% convertible redeemable preferred stock due 2010, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled the common stock purchase warrant, dated April 7, 2000. The difference between the carrying amount and the amount paid in the repurchase of approximately $101.0 million was recorded in additional paid-in capital and included in income attributable to common shareholders for the year ended December 31, 2002.

Warrants

Outstanding warrants as of December 31, 2003 consist of the following:

Date Granted	Number of Warrants	Exercise Price	Expiration Date
April 1997	1,548	$1.90	April 2007
November 1998	36,467	8.80	November 2008
November 1998	24,688	40.00	November 2008
July 2003 (a)	305,120	0.01	September 2004
August 2003	456,000	1.20	August 2013
October 2003	720,000	1.35	October 2013

(a)	Warrants issued are only exercisable upon a change of control of the Company, as defined in the warrant agreement

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans. The various plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors.

The exercise price for the options is determined by our board of directors and are generally issued at fair market value of the common stock on the date of grant. Generally, the options vest over a two to four year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options. As part of our 2003 bonus plan, quarterly bonuses consisting of option grants were issued with an exercise price at a 60% discount to the fair market value of the common stock on the date of grant, with the options vesting 100% after one year from the date of grant. The corresponding unearned compensation is amortized to expense over the vesting period.

As of December 31, 2003, there were a total of 3,206,436 shares available for grant under the various equity compensation plans.

The following table summarizes the activity for our stock option plans:

	Shares	Weighted average exercise price
Outstanding at December 31, 2000	2,628,076	$344.40
Options granted	2,716,281	15.20
Options exercised	(147,357)	6.80
Options cancelled	(2,357,269)	281.30

Outstanding at December 31, 2001	2,839,731	100.20
Options granted	1,609,550	3.96
Options exercised	(154,248)	2.56
Options cancelled	(2,058,093)	101.53

Outstanding at December 31, 2002	2,236,940	30.04
Options granted	2,891,756	0.77
Options exercised	(111,480)	0.93
Options cancelled	(552,217)	10.92

Outstanding at December 31, 2003	4,464,999	$13.31

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about stock options outstanding at December 31, 2003:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01		250,000	9.0	$0.01	231,250	$0.01
0.32 –	0.80	1,936,292	9.1	0.68	363,557	0.78
0.83 –	2.00	1,232,669	8.9	1.11	522,388	1.15
3.40 –	6.58	410,574	6.5	4.17	410,574	4.17
10.90 –	27.40	520,360	7.4	15.31	453,133	15.96
40.00 –	60.78	19,258	6.6	48.52	19,258	48.52
121.54 –	291.88	22,540	6.3	219.32	22,540	219.32
358.12 –	675.00	70,700	6.2	540.96	65,342	555.34
1,130.00 –	1,148.13	2,606	6.1	1,130.04	2,450	1,130.04

		4,464,999	8.5	13.31	2,090,492	26.20

Employee Stock Purchase Plan

In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee’s eligible compensation, up to a maximum of 400 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 120,000 to 200,000. At December 31, 2003, approximately 128,893 of these shares remain available. No employees participated in the plan as of December 31, 2003.

(15) Income (Loss) Per Share

During the years ended December 31, 2003 and 2001, the dilutive earnings per share calculations were the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive.

The following table sets forth the computation of income (loss) per common share for the year ended December 31, 2002 (in thousands, except for per share data):

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive common shares of 6,012,462 in 2003, 2,335,318 in 2002, and 3,171,888 in 2001 were excluded because their effect was anti-dilutive. In addition, 247,939 common shares that were previously held in escrow in connection with the Atlas Commerce transaction are only included in the loss per common share calculation subsequent to their release date of March 13, 2003.

(16) Defined Contribution Plan

In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. To date, we have not made any contributions to the plan.

(17) Income Taxes

The Company incurred losses for both income tax and financial statement purposes for all periods reported. Accordingly, no provision for income taxes has been recorded. The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (34%) to income taxes is due to the loss for which no tax benefit is currently recognizable.

The components of the net deferred tax assets as of December 31, 2003 and 2002 consist of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating losses	$221,895	$220,614
Capital losses	77,023	76,853
Accrued expenses	574	3,595
Depreciation and amortization	32	2,287
Deferred revenue and other	396	317
Investment impairment	—	1,791

Total gross deferred tax assets	299,920	305,457
Valuation allowance	(299,827)	(304,453)

	93	1,004

Deferred tax liabilities:
Equity in affiliates/partnership	(93)	—
Gain on investment	—	(1,004)

Total deferred tax liabilities	(93)	(1,004)

Net deferred tax asset	$—	$—

Deferred income taxes reflect the net effects of net operating loss and capital loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the gross deferred tax assets are

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially offset by a valuation allowance at December 31, 2003 and 2002. The net change in the valuation allowance for deferred tax assets at December 31, 2003 and 2002 was a decrease of $4.6 million and $31.8 million, respectively.

As of December 31, 2003, we have approximately $535 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, we have net operating loss carryforwards of approximately $535 million in certain states with various expiration periods beginning in 2004. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

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

As of December 31, 2003, we have approximately $220 million of capital loss carryforwards for federal income tax purposes. These carryforwards will expire in 2007 if not utilized.

Additionally, at December 31, 2003, approximately $106.7 million of the gross deferred tax asset will reduce equity to the extent such assets are subsequently realized.

(18) Interest and Other Expense, Net

Interest and other expense, net was comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Inducement charges	$(5,707)	$(2,869)	$—
Interest income (expense)	(1,046)	(2,597)	37
Realized gain (loss) on investments	(51,019)	—	(3,829)
Transaction gains	120	939	910
Realized gain on forward sale	51,132	—	—
Equity investment loss	—	—	(2,312)
Gain on early extinguishment of debt	—	5,411	—
Impairment charges – investments	—	(11,564)	(231,327)
In-process research and development charge	—	—	(420)
Other income (expense) items including terminated deal costs	—	(2,087)	3,029

Interest and other expense, net	$(6,520)	$(12,767)	$(223,912)

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Summarized Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31 (a)
2003
Revenues	$3,430	$2,177	$1,845	$2,180
Loss from continuing operations	(1,193)	(1,170)	(7,594)	(1,058)
Net loss	(1,193)	(1,170)	(7,594)	(1,058)
Net loss attributable to common shareholders	(1,193)	(1,170)	(7,594)	(1,058)
Basic and diluted loss per common share	$(0.09)	$(0.09)	$(0.46)	$(0.06)

(a)	The Company’s results for the fourth quarter of 2003 were positively impacted by the reversal of $365,000 of accrued liabilities which were determined to be no longer necessary.

	Quarter Ended
	March 31	June 30	September 30	December 31
2002
Revenues	$8,005	$6,242	$6,584	$22,893
Income (loss) from continuing operations	(5,763)	(9,858)	(32,595)	17,357
Income from operations and disposal of discontinued operations	7,481	862	—	—
Net income (loss)	1,718	(8,996)	(32,595)	17,357
Net income (loss) attributable to common shareholders	(199)	90,102	(32,595)	17,357
Basic income (loss) per common share:
Continuing operations	$(0.69)	$7.91	$(2.66)	$1.30
Discontinued operations	0.67	0.09	—	—
Loss on disposal of discontinued operations	—	(0.01)	—	—

Income (loss) per common share	$(0.02)	$7.99	$(2.66)	$1.30

Diluted income (loss) per common share:
Continuing operations	$(0.69)	$(0.86)	$(2.66)	$1.30
Discontinued operations	0.67	0.09	—	—
Loss on disposal of discontinued operations	—	(0.02)	—	—

Income (loss) per common share	$(0.02)	$(0.79)	$(2.66)	$1.30

The basic income (loss) per common share amounts and the fully diluted income (loss) per common share amounts noted above for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002 differ from the amounts previously reported in the respective Form 10-Qs. The differences are due to adjustments to the weighted average shares outstanding (for both the basic and diluted calculations) for the three quarters noted above, as well as an adjustment related to the treatment of the redemption of the convertible redeemable preferred stock for the diluted calculation for the quarter ended June 30, 2002.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20) Subsequent Events

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 1,218,209 shares of common stock at $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction.

In January 2004, we acquired all of the outstanding capital stock of Tigris, a privately-held strategic sourcing and supply chain consultancy based in New York City. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued at approximately $5.7 million issued to Tigris’ sole shareholder, issuance of employee options to purchase 751,670 shares of our common stock valued at $2.2 million, and assumed debt of approximately $346,000.

The Company has engaged a third party valuation firm to value the intangibles acquired in the Tigris acquisition. That firm has not yet completed its valuation work. In addition, the audit of Tigris’ historical results of operations has not yet been finalized. Therefore, it is not practicable to provide any information concerning the purchase price allocation or pro forma results of operations.

In February 2004, holders of 320,000 warrants purchased as part of the August 2003 private placement, exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $346,000 in net proceeds from the exercise of these warrants. In addition, the Company is expected to record a $281,000 non-cash charge to earnings as a result of a mark to market adjustment relating to the fair value of the warrant liability at the time of exercise. Upon the exercise of the warrants, the fair value of the warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchanges Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

MICHAEL J. HAGAN, 41, co-founded Verticalnet in 1995 and has served as Chairman of the board since February 2002 and as a director since 1995. Mr. Hagan has been Chairman and Chief Executive Officer of NutriSystem, Inc. since December 2002. Prior to that, he served as our President and Chief Executive Officer from January 2001 until February 2002, and Executive Vice President and Chief Operating Officer from January 2000 to January 2001. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. Currently he serves as a trustee of American Financial Realty Trust and Saint Joseph’s University. Mr. Hagan received a B.S. from St. Joseph’s University and was formerly a Certified Public Accountant.

JEFFREY C. BALLOWE, 48, has served as a director since July 1998. Mr. Ballowe is retired from Ziff-Davis, Inc. where he was President, Interactive Media and Development Group. Before leaving Ziff Davis at the end of 1998, Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (now TechTV), and the initial ZD/Softbank investment in Yahoo!, Inc. Currently he serves as a director of Onvia.com and as a member of the Advisory Board of the Internet Capital Group, Inc. He is the co-founder and past President of the not-for-profit Electronic Literature Organization and a member of the Board of Trustees of Lawrence University. He has an MBA from the University of Chicago, an M.A. in French from the University of Wisconsin-Madison, and a B.A. from Lawrence University.

ROBERT F. BERNSTOCK, 53, has served as a director since December 2001. Mr. Bernstock has been the Executive Vice President of The Scotts Company and President of North America since June 2003. Prior to that, he was Senior Vice President and General Manager, Air Care, Food & Branded Commercial Markets of The Dial Corporation starting in October 2002. He was the President and Chief Executive Officer and a board member of Atlas Commerce from January 2001 to December 2001. Mr. Bernstock was President, Chief Executive Officer and a board member of Vlasic Foods International Inc. from March 1998 when Vlasic was spun-off from Campbell Soup Company, to December 2000. Vlasic filed voluntarily for bankruptcy in January 2001 under Chapter 11 of the United States Bankruptcy Code. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division from July 1997 to March 1998. Prior to that, he was appointed President—U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President—International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President—International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company. Mr. Bernstock received his MBA from Harvard Business School and a B.A. from Hamilton College.

WALTER W. BUCKLEY, III, 43, has served as a director since 1996. Mr. Buckley is co-founder, chief executive officer, and chairman of the board of Internet Capital Group, Inc. Prior to joining Internet Capital Group, Mr. Buckley was Vice President of Acquisitions for Safeguard Scientifics, Inc. between 1991 and 1996. Mr. Buckley directed many of Safeguard’s investments and was also responsible for developing and executing Safeguard’s multi-media and Internet investment strategies. Mr. Buckley is also a member of the board of directors of ICG Commerce, Commercequest, eCredit, and Marketron. Mr. Buckley received his B.A. from the University of North Carolina, Chapel Hill.

NATHANAEL V. LENTZ, 41, has served as our President and Chief Executive Officer since November 2002. He was our Senior Vice President of Strategy and Marketing from August 2000 to November 2002, during which time he had responsibility for guiding our transition from an operator of internet-marketplaces to a provider of supply management solutions. Prior to that, Mr. Lentz was a Vice President and Partner of Mercer Management Consulting, where he was employed from September 1991 to May 1998 and January 1999 to August 2000. While at Mercer, Mr. Lentz managed the San Francisco office and was a leader in their Global

Process Industries and E-Commerce Practices. From May 1998 to November 1998, he was employed as Vice President of Strategic Development at CMC Industries, an electronic manufacturing services company located in Santa Clara, CA. Mr. Lentz received his MBA from Stanford University where he was an Arjay Miller scholar and a B.A. from Brown University.

VINCENT J. MILANO, 40, has served as a director since August 2003. Mr. Milano is currently serving as Vice President, Chief Financial Officer of ViroPharma Inc., a position he has held since November 1997. In addition, Mr. Milano has served as Vice President, Finance & Administration of ViroPharma since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. From 1985 until he joined ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was a Senior Manager since 1991. Mr. Milano is a Certified Public Accountant. Mr. Milano received his B.S. in accounting from Rider College.

JOHN N. NICKOLAS, 36, has served as a director since February 2003. Mr. Nickolas has been Director, Finance & Accounting with The Philadelphia Phillies since July 2003. Prior to joining The Philadelphia Phillies, Mr. Nickolas had been a managing director with Internet Capital Group Inc. since January 1999. During his tenure at Internet Capital Group, Mr. Nickolas served in a variety of roles including Chief Financial Officer of ICG Europe Ltd., a wholly owned subsidiary, and as a board member and Chief Financial Officer of Logistics.com, an Internet Capital Group partner company that was sold in December 2002. Prior to joining Internet Capital Group, Mr. Nickolas served in various financial positions with Safeguard Scientifics, Inc. from 1994 through 1998, most recently as Corporate Controller. Prior to joining Safeguard, Mr. Nickolas was an audit manager in the Philadelphia office of KPMG LLP. Mr. Nickolas graduated summa cum laude with a B.S. in Accounting from West Chester University.

GREGORY G. SCHOTT, 39, has served as a director since August 2003. Mr. Schott served as Senior Vice President of Marketing for Agile Software Corporation from 2001 to 2002. From 1999 to 2001 Mr. Schott served as Vice President of Business Development for Agile. From 1997 to 1999, Mr. Schott served as Vice President of Marketing at Digital Generation Systems, Inc., a provider of digital distribution systems to the broadcast advertising industry. From 1996 to 1997, Mr. Schott served as Vice President of Operations, from 1995 to 1996 as Director of Business Development and from 1994 to 1995 as Director of Operations, all at Digital Generation Systems. From 1991 to 1994, Mr. Schott served as a management consultant at The Boston Consulting Group. Mr. Schott received a B.S. in Mechanical Engineering from North Carolina State University and an MBA from Stanford University.

MARK L. WALSH, 49, has served as a director since August 1997. In November 2003, Mr. Walsh was named Chief Executive Officer of Progress Media, Inc. and Air America Radio, Inc. Prior to that, Mr. Walsh had been the Chief Technology Advisor to the Democratic National Committee since January 2002. He served as Chairman of the Verticalnet board of directors from July 2000 until February 2002. Prior to that, he served as President and Chief Executive Officer from August 1997 to July 2000. Prior to joining Verticalnet, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric’s online service. He currently serves on a number of private company and non-profit boards of directors and advisors. He received his MBA from Harvard Business School and B.A. from Union College.

Executive Officers

The following table sets forth the name, age, and position of each person who was serving as an executive officer as of March 15, 2004.

Name	Age	Position
Nathanael V. Lentz	41	President and Chief Executive Officer
Gene S. Godick	38	Executive Vice President and Chief Financial Officer
Brent W. Habig	34	Executive Vice President, Sales and Consulting
Christopher G. Kuhn	52	Vice President, General Counsel, and Secretary

Set forth below is biographical information about each of our executive officers, except for Mr. Lentz whose biographical information is provided above under “Directors.”

Nathanael V. Lentz – see biographical description above.

Gene S. Godick - has served as our Executive Vice President and Chief Financial Officer since February 2003. Mr. Godick also previously served as our Chief Financial Officer from June 1998 until October 2001 and as a financial consultant to the Company from November 2002 to February 2003. For the period from December 2001 through June 2002, Mr. Godick served as the Chief Financial Officer of TargetRx, Inc., a privately owned company based in Horsham, Pennsylvania. From 1997 until 1998 he worked as a senior manager at KPMG LLP in their information, communications and entertainment practice, with a focus on high technology companies. Prior to joining KPMG, Mr. Godick was President and Chief Financial Officer of Industrial Construction, Inc., a privately owned environmental remediation firm, from 1994 to 1997. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP’s Enterprise Group, which provided services to emerging growth technology and software companies. Mr. Godick received a B.S. from Villanova University and is an inactive Certified Public Accountant in the state of Pennsylvania.

Brent W. Habig – has served as our Executive Vice President, Sales and Consulting since January 2004. Mr. Habig was previously President and Chief Executive Officer of Tigris Corp. which he founded in 1996. Prior to founding Tigris, Mr. Habig built and led a specialized technology group to support Bristol-Myers Squibb’s global strategic sourcing initiative. Mr. Habig graduated from Oberlin College with a degree in Chinese Literature and Piano Performance and a concentration in Biochemistry. He is a member of Phi Beta Kappa. He also researched medical anthropology and lived in China for several years, in part through the esteemed Thomas J. Watson Fellowship. Mr. Habig is fluent in Mandarin Chinese.

Christopher G. Kuhn - has served as our Vice President, General Counsel, and Secretary since October 2002. From February 2000 through October 2002, he was Verticalnet’s Vice President of Legal Affairs and Assistant Secretary. From December 1998 through February 2000 he was General Counsel of the Company. Prior to that, he was an attorney with the law firm of Silberman & DiFilippo from 1989 to 1998. Mr. Kuhn received a B.A. from West Chester State College and a J.D. from the Delaware Law School.

Board Meetings During Fiscal 2003

The board of directors met nineteen times during fiscal 2003. Four of the meetings were regular meetings and the other fifteen were special meetings. No incumbent director during the last full fiscal year attended fewer than 75 percent of the aggregate of the total number of meetings of the board of directors (held during the period for which he has been a director) and the total number of meetings held by all committees of the board on which he served (during the periods that he served).

Committees of the Board Of Directors

The board of directors has the following standing committees:

Compensation Committee. The compensation committee is charged with reviewing Verticalnet’s general compensation policies; reviewing, approving, recommending, and administering Verticalnet’s incentive compensation and stock option plans; and approving certain employment arrangements. In 2003, the compensation committee met two times. The compensation committee consists of Messrs. Ballowe and Bernstock.

Audit Committee. The functions of the audit committee are to recommend the appointment of independent auditors; review the arrangements for and scope of the audit by the independent auditors; review the audit reports of the independent auditors; and review procedures relating to the Company’s internal controls. In fiscal 2003, the audit committee met sixteen times. The following table sets forth the members of the audit committee during 2003.

Members of Audit Committee	Beginning	Ending
Ballowe, Buckley	January 1, 2003	February 5, 2003
Ballowe, Buckley, Nickolas	February 5, 2003	August 1, 2003
Ballowe, Milano*, Schott	August 1, 2003	Present

*	Mr. Milano is an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K and is “independent” as such term is used in Item 7(2)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Values and Conduct

We have adopted a Code of Values and Conduct that applies to, among others, our principal executive officer, principal financial officer, and other persons performing similar functions. The Code of Values and Conduct is available on our website at www.verticalnet.com, attached hereto as Exhibit 14.1, and will be provided in print to any shareholder upon receipt of a written request. Requests should be addressed to Investor Relations, 400 Chester Field Parkway, Malvern, PA 19355

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and holders of more than 10% of Verticalnet’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. To the best of Verticalnet’s knowledge, the reports for all officers, directors, and holders of more than 10% of Verticalnet’s common stock were timely filed during fiscal 2003, except for the following reports:

Person	Number of Late Filings	Number of Filings Not Made	Explanation
Jeffrey C. Ballowe	1	0	Company failed to timely file Form 4 with respect to annual option grant.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned or paid to Verticalnet’s chief executive officer during the 2003 fiscal year, its two other executive officers and two other most highly compensated executives (the “named executive officers”), for services rendered to Verticalnet during each of the last three fiscal years.

Summary Compensation Table

		Annual Compensation			Long Term Compensation			All Other Compensation
Name and Principal Position	Fiscal Year	Annual Salary	Bonus		No. of Stock Options Granted	Restricted Stock Awards
Nathanael V. Lentz President and Chief Executive Officer (1)	2003 2002 2001	$360,013 244,913 240,000	$	— — 72,000	300,890 100,000 60,000	$	— 93,000 —	$	— — —

Gene S. Godick Executive Vice President and Chief Financial Officer (2)	2003 2002 2001	275,000 — 216,989		— — —	319,237 — 275,000		61,500 — —		— — —

Christopher G. Kuhn Vice President, General Counsel, and Secretary (5)	2003 2002 2001	170,456 141,230 140,000		— 14,000 37,500	138,169 15,000 11,000		— — —		— — —

John H. McNeill, Jr. Senior Vice President, Sales (3)	2003 2002	281,250 216,147		— 56,280	130,093 130,000		— 23,250		— —

Daniel J. Tiernan Senior Vice President, Professional Services and Alliances (4)	2003 2002	250,000 227,039		— —	135,076 172,478		— 46,500		— —

(1)	Mr. Lentz has served as President and Chief Executive Officer since November 2002.
(2)	Mr. Godick returned to Verticalnet as Executive Vice President and Chief Financial Officer in February 2003.
(3)	Mr. McNeill joined Verticalnet on December 28, 2001.
(4)	Mr. Tiernan joined Verticalnet on December 28, 2001.
(5)	Mr. Kuhn has served as General Counsel since October 2002.

Option Grants in Last Fiscal Year

The table below shows information about stock options granted during fiscal 2003 to each of the named executive officers:

Individual Grants
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees		Exercise price per share	Market Price on Grant Date	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Terms (8)
								0%	5%	10%
Nathanael V. Lentz	25,763 29,661 27,559 17,907 118,138 81,862	(1) (2) (3) (4) (5) (6)	0.92 1.06 0.98 0.64 4.21 2.92	% % % % % %	$0.32 0.47 0.51 0.60 0.80 1.00	$0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 06/23/2013	$12,366 21,059 20,945 16,116 — 40,931	$25,328 43,071 42,956 33,009 59,4371 18,155	$45,214 76,840 76,726 58,925 150,625 236,631

Gene S. Godick	11,007 20,339 18,898 18,993 55,033 100,000 94,967	(1) (2) (3) (4) (5) (7) (6)	0.39 0.72 0.67 0.68 1.96 3.56 3.38	% % % % % % %	0.32 0.47 0.51 0.60 0.80 0.83 1.00	0.80 1.18 1.27 1.50 0.80 0.85 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 02/05/2013 06/23/2013	5,283 14,441 14,362 17,094 — 2,000 47,484	10,821 29,534 29,456 35,011 27,688 55,4561 37,070	19,317 52,691 52,613 62,499 70,167 137,468 274,513

Christopher G. Kuhn	7,310 13,983 11,811 5,065 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.26 0.50 0.42 0.18 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 06/23/2013	3,509 9,928 8,976 4,559 — 20,466	7,187 20,305 18,410 9,337 29,719 59,077	12,829 36,225 32,882 16,667 75,313 118,316

John H. McNeill, Jr.	8,307 9,534 6,496 5,756 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.30 0.34 0.23 0.21 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 08/05/2013 06/23/2013 04/28/2013 06/23/2013	3,987 6,769 4,937 5,180 — 20,466	8,167 13,844 10,125 10,610 29,719 59,077	14,579 24,699 18,085 18,941 75,313 118,316

Daniel J. Tiernan	9,230 10,593 8,858 6,395 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.33 0.38 0.32 0.23 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 08/05/2013 06/23/2013 04/28/2013 06/23/2013	4,430 7,521 6,732 5,756 — 20,466	9,074 15,382 13,807 11,788 29,719 59,077	16,199 27,442 24,661 21,043 75,313 118,316

(1)	100% of the grant will vest on April 29, 2004
(2)	100% of the grant will vest on October 28, 2004.
(3)	100% of the grant will vest on August 5, 2004.
(4)	100% of the grant will vest on April 29, 2004
(5)	25% of the grant vested on October 28, 2003. The remainder of the grant will vest on April 28, 2004, October 28, 2004, and April 28, 2005
(6)	25% of the grant vested on December 23, 2003. The remainder of the grant will vest on June 23, 2004, December 23, 2004, and June 23, 2005

(7)	12.5% of the grant vested on each of May 6, 2003, August 6, 2003, November 6, 2003, and February 6, 2004 and will vest on May 6, 2004, August 6, 2004, November 6, 2004, and February 6, 2005.
(8)	These columns show gains that may exist for the respective options, assuming that the market price for the common stock appreciates from the date of grant over a period of ten years at annual rates of growth of 0%, 5%, and 10%, respectively. These rates of growth are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 0%, 5%, and 10% levels or at any other defined level. If the market price of the common stock does not appreciate over the option term, no value will be realized from the option grants.

The table below sets forth information with respect to option exercises during fiscal 2003 by each of the named executive officers and the status of their options at December 31, 2003:

Aggregated Option Exercises during Fiscal 2003 and Option Values on December 31, 2003

	Number of Shares Acquired Upon Exercise Of Options	Value Realized Upon Exercise (1)	Number of Unexercised Options at 12/31/03		Value of Unexercised In-The- Money Options at 12/31/03 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nathanael V. Lentz	—	$—	194,758	293,133	$18,782	$116,903

Gene S. Godick	—	—	74,999	244,238	21,876	95,522

Christopher G. Kuhn	—	—	54,027	118,899	7,859	48,688

John H. McNeill, Jr.	—	—	122,402	145,095	9,828	44,489

Danial J. Tiernan	25,000	21,873	124,998	172,578	8,953	48,988

(1)	Represents the difference between the market price on the exercise date and the exercise price, multiplied by the number of options exercised. Does not necessarily reflect the value received if the individual sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the market price on the date of exercise.
(2)	Represents the difference between the year-end stock price ($1.18 per share) and the exercise price associated with each option, multiplied by the number of shares underlying the options.

Compensation of Directors

Verticalnet does not pay its directors cash compensation for regular service on the board. However, they are reimbursed for expenses they incur in attending meetings. Additionally, each non-employee, non-investor director may receive options to purchase Verticalnet common stock which are granted by the Compensation Committee and the board from time to time. Mr. Nickolas did not accept his initial grant in February 2003 pursuant to a policy established by his prior employer, Internet Capital Group. The options are generally non-qualified stock options granted at the closing price per share on the date of grant. Options are fully vested on the date of grant. Options have a maximum term of ten years, except that a director has 90 days to exercise after leaving the board. In fiscal 2003, Verticalnet granted its four non-employee, non-investor directors an aggregate of 15,000 stock options each.

Verticalnet pays the members of its audit committee $3,500 for each fiscal quarter that they serve on the committee. Verticalnet pays the members of its compensation committee $1,500 for each fiscal quarter that they serve on the committee.

Report of the Compensation Committee

The compensation committee of the board of directors, which reviews Verticalnet’s general compensation policies and approves incentive compensation and stock option plans, has furnished the following report on executive compensation for fiscal 2003. All matters approved by the Compensation Committee were recommended to the full Board for final approval.

Executive Officer Compensation

Verticalnet’s philosophy of executive officer compensation is designed to align the interests of executive officers with the short- and long-term interests of Verticalnet’s shareholders to retain key executives and to attract new talented executives. Towards that goal, the compensation program for executives consists of three key elements:

•	A base salary,

•	A performance-based annual bonus, and

•	Periodic grants of stock options and/or restricted stock.

The compensation committee believes that this approach best serves the interests of Verticalnet and its shareholders. Verticalnet operates in a challenging and competitive environment, so the compensation committee must ensure that executive officers are compensated in a way that advances both the short- and long-term interests of shareholders. Under this approach, a significant portion of an executive officer’s total compensation is tied to performance — namely, the annual bonus, stock options and restricted stock. The variable annual bonus permits individual performance to be recognized on an annual basis, and is based, in significant part, on an evaluation of the contribution made by the executive officer to Verticalnet’s performance. Stock options and restricted stock relate a significant portion of long-term remuneration directly to stock price appreciation realized by Verticalnet’s shareholders.

Base Salary: Base salaries for Verticalnet’s executive officers, as well as changes in such salaries, are determined after considering numerous factors including:

•	Competitive salaries;

•	The nature of the officer’s position and its subjective importance to Verticalnet’s success;

•	Level of experience;

•	Expected amount of individual responsibility; and

•	General market conditions.

Annual Bonus: Annual bonuses for executive officers of Verticalnet are based on the achievement of goals pertaining to financial and operating objectives, individual objectives, and goals relating to targets for areas of responsibility. The bonus plan weighs the objective goals more heavily than the subjective targets. During 2003 and 2002, because of the Company’s financial condition, the board and management agreed that no discretionary cash bonuses would be awarded to Verticalnet’s executive officers. Because of the Company’s financial condition for most of 2003 and the Company’s desire to retain and provide incentive to the executive team, the compensation committee recommended to the Board that the executive officers receive a quarterly bonus (based on financial performance goals) in the form of option grants, the exercise price of which were discounted from market price at the time of grant, in lieu of cash bonuses. This one-time bonus compensation plan was adopted for 2003 only, and has not been adopted for 2004.

The compensation committee reevaluates the performance targets each year to reflect Verticalnet’s goals for the coming year.

Stock Options and Restricted Stock Units: The compensation committee has utilized stock options and grants of restricted stock units to motivate and retain executive officers. The compensation committee believes that this form of compensation closely aligns the officers’ interests with those of shareholders and provides an incentive to building long-term shareholder value. Options are typically granted annually and are subject to vesting provisions to encourage executive officers to remain employed with Verticalnet. Similarly, restricted stock units are granted at the inception of employment and thereafter on a periodic basis. Each executive officer receives stock options and/or restricted stock units based upon that officer’s relative position, responsibilities and his or her anticipated performance and responsibilities. Additionally, the compensation committee reviews the prior level of grants to the executive officers and to other members of senior management, including the number of shares that continue to be subject to vesting under outstanding options, in setting the level of options to be granted to the executive officers. Stock options are granted at the market price on the date of grant and provide value only if the price of Verticalnet’s common stock is over the exercise price on the date of exercise. Restricted stock units are granted at a price of $.01 per share.

Compensation of the Chief Executive Officer

In 2003, Mr. Lentz received an annual salary of $350,000 and received various grants totaling 300,890 options. Of the 300,890 options, 82,983 options were pursuant to the 2003 bonus compensation plan in lieu of a cash bonus and 217,907 options were annual grants. The compensation committee and the Board of Directors believe that the salary, bonus, and benefits received by Mr. Lentz were merited by (i) the enhanced financial condition of the Company during 2003, (ii) Mr. Lentz’ experience and knowledge of the Company, and (iii) Mr. Lentz’ outstanding leadership of the Company during the year.

Under the terms of Mr. Lentz’ employment agreement, he would be eligible to receive a bonus of $75,000 if the Company were to be sold during the term of his employment; the bonus would increase by $75 for each $10,000 of the sale price of the Company in excess of $5.0 million. Mr. Lentz voluntarily and irrevocably waived this provision of his employment agreement during 2003.

Internal Revenue Code Limits On Deductibility Of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1.0 million paid for any fiscal year to the individuals named in the Summary Compensation Table. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The compensation committee currently intends to structure performance-based compensation, including stock option grants and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies those requirements.

The compensation committee reserves the authority to award non-deductible compensation as it may deem appropriate. Because of uncertainty surrounding the interpretation of Section 162(m), the committee can give no assurance, notwithstanding Verticalnet’s efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

THE COMPENSATION COMMITTEE

Jeffrey C. Ballowe, Chairman

Robert F. Bernstock

Compensation Committee Interlocks and Insider Participation

The compensation committee is charged with reviewing Verticalnet’s general compensation policies; reviewing, approving, recommending, and administering Verticalnet’s incentive compensation and stock option plans; and approving certain employment arrangements. Mr. Jeffrey C. Ballowe and Mr. Robert Bernstock served as the members of the compensation committee during fiscal 2003. Mr. Bernstock was appointed to the compensation committee effective January 1, 2003.

None of the executive officers, directors, or compensation committee members presently serve, or in the past served, on the compensation committee of any other company whose directors or executive officers served on our compensation committee.

Employment Agreements

The Company entered into employment agreements with the following executives during 2002 and 2003 on the terms as set forth below:

As of November 13, 2002, the Company entered into an employment agreement with Nathanael V. Lentz with an initial salary of $350,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. The agreement has a target bonus of 50% of salary, which is not guaranteed. If Mr. Lentz is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for one year and a pro rata portion of any target bonus Mr. Lentz would have earned in the year of termination. If the termination is within 120 days of a sale of the Company, Mr. Lentz will receive the Sale Of The Company bonus described below. In addition, he would receive healthcare coverage paid by the Company for one year; unvested options granted during 2001 would be accelerated for a period equal to six months plus one additional month for each month that the executive has been employed by the Company; all vested options granted during 2001 would be exercisable for five years after termination of employment. Upon a “change of control,” Mr. Lentz’s outstanding restricted stock units would become fully vested. If within two years after a change of control, Mr. Lentz is terminated without cause or chooses to leave for “good reason,” then he will receive the termination without cause benefits above, and a change in control bonus equal to, if the change in control occurs during the first year of employment, a pro rata portion of the target bonus for that year, and, if the change in control occurs after one year of employment, the entire target bonus for the year in which the change in control takes place. In addition, the agreement provides for a Sale Of The Company bonus in the event the Company is sold during the term of his employment, equal to $75,000, plus an amount equal to $75 for every $10,000 of the purchase price in excess of $5.0 million. This provision was subsequently irrevocably and voluntarily waived during 2003. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; or (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; or (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

As of February 3, 2003, the Company entered into an employment agreement with Gene S. Godick to be the Company’s Chief Financial Officer with an initial salary of $300,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. The agreement has a target bonus of 40% of salary, which is not guaranteed. The agreement provides for a grant of 100,000 stock options and 75,000 restricted stock units. If Mr. Godick is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for one year; pro rata portion of any target bonus Mr. Godick would have earned in the year of termination; and, if the termination is within 120 days of a sale of the Company, the Sale Of The Company bonus described below. In addition, the Company will pay healthcare coverage for one year and all vested options granted would be exercisable for one year after termination of employment. Upon a “change of control,” Mr. Godick’s outstanding stock options and restricted stock units would become fully vested. If within two years after a change of control, the executive is terminated without cause or chooses to leave for “good reason,” then the executive will receive the termination without cause benefits above, and a “change in control bonus” equal, if the change in control occurs prior to November 13, 2003, a pro rata portion of the target bonus for that year, and, if the change in control occurs after November 13, 2003, the entire target bonus for the year in which the change in control takes place. In addition, the agreement provides for a Sale Of The Company bonus in the event the Company is sold during the term of his employment, equal to $50,000, plus an amount equal to $50 for every $10,000 of the purchase price in excess of $5.0 million. This provision was subsequently irrevocably and voluntarily waived during 2003. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; or (2) a material reduction of authority, duties or responsibilities after reasonable notice and a chance to cure; or (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

As of December 16, 2002, the Company entered into an employment agreement with Christopher G. Kuhn to be the Company’s General Counsel with an initial salary of $165,000 per annum. The agreement has a term of one year, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. If Mr. Kuhn is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for three months and a pro rata portion of any bonus Mr. Kuhn would have earned in the year of termination. In addition, the Company will pay healthcare coverage for six months; unvested options would be accelerated and all vested options would be exercisable for 90 days after termination of employment. If within one year after a change of control, the executive is terminated without cause or chooses to leave for “good reason,” then the executive will receive the termination without cause benefits above, except Mr. Kuhn will receive a lump sum payment equal to salary for six months. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; or (2) a material reduction of authority, duties or responsibilities after reasonable notice and a chance to cure; or (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return of Verticalnet’s common stock with that of the Nasdaq Composite Index and the Nasdaq Computer Index from February 11, 1999 (the date the common stock began to trade publicly) through December 31, 2003, Verticalnet’s fiscal year end. The graph assumes that you invested $100 at the close of market on February 11, 1999 in Verticalnet common stock and $100 was invested at that same time in each of the indexes. The comparison assumes that all dividends, if any, are reinvested. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of the common stock.

The Company has changed its comparative index from the Nasdaq Computer and Data Processing index to a comparable index, the Nasdaq Computer index. The Computer and Data Processing index is no longer readily available to the Company and is therefore not depicted on this graph.

COMPANY/INDEX NAME	02/11/99	03/31/99	06/30/99	09/30/99	12/31/99	03/31/00	06/30/00	09/30/00	12/31/00
Verticalnet, Inc.	100	229	231	163	723	599	326	310	59
NASDAQ U.S.	100	102	112	114	169	190	165	153	103
Nasdaq Computer	100	101	107	116	179	208	181	164	100

COMPANY/INDEX NAME		03/31/01	06/30/01	09/30/01	12/31/01	03/31/02	06/30/02	09/30/02	12/31/02
Verticalnet, Inc.		18	22	3	12	6	1	1	1
NASDAQ U.S.		77	90	62	81	77	61	49	56
Nasdaq Computer		68	84	52	76	70	53	40	48

COMPANY/INDEX NAME		03/31/03	06/30/03	09/30/03	12/31/03
Verticalnet, Inc.		1	1	1	1
NASDAQ U.S.		56	67	74	83
Nasdaq Computer		47	58	65	72

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Except as set forth in the following table, Verticalnet knows of no single person or group that is the beneficial owner of more than 5% of Verticalnet’s common stock as of March 15, 2004.

Name And Address Of Beneficial Owner	Amount And Nature of Beneficial Ownership		Percent of Class (4)
Internet Capital Group, Inc. 435 Devon Park Drive Bldg. 600 Wayne, PA 19087	2,521,705	(1)	9.8%

Brent W. Habig 261 5th Avenue New York, NY 10016	1,823,852	(2)	7.1%

Jeffrey Thorp 535 Madison Avenue, 7th Floor New York, NY 10022	1,775,000	(3)	6.9%

(1)	Includes 62,703 shares of common stock issuable upon the conversion of warrants. Excludes 5,159 shares owned by Walter W. Buckley III. Mr. Buckley disclaims beneficial ownership of all shares held by Internet Capital Group. Mr. Buckley is the chief executive officer and chairman of the board of Internet Capital Group.
(2)	Shares acquired as part of the Tigris Corp. acquisition. Mr. Habig was the sole shareholder of Tigris Corp.
(3)	Shares acquired as part of the January 2004 private placement, filed on Schedule 13G on January 30, 2004.
(4)	As of March 15, 2004 there were 25,603,978 common shares outstanding

The following table shows the amount of common stock of Verticalnet beneficially owned (unless otherwise indicated) by Verticalnet’s directors, the executive officers of Verticalnet named in the Summary Compensation Table appearing in Item 11 of this Form 10-K and the directors and named executive officers of Verticalnet as a group. Except as otherwise indicated, all information is as of March 15, 2004.

Name	Aggregate Number of Shares Benefically Owned (1)	Acquirable Within 60 Days (2)	Percent of Shares Outstanding (3)
Michael J. Hagan	178,005	80,769	1.0%

Nathanael V. Lentz	—	379,082	1.5%

Jeffrey C. Ballowe	48,630	22,464	*

Robert F. Bernstock	—	27,538	*

Walter W. Buckley, III (4) (5)	2,464,161	—	9.6%

John N. Nickolas	—	—	*

Mark L. Walsh	130,944	87,485	*

Gregory G. Schott	—	7,500	*

Vincent J. Milano	—	7,500	*

Gene S. Godick	—	242,498	*

Christopher G. Kuhn	—	80,835	*

John H. McNeill, Jr.	—	198,966	*

Danial J. Tiernan	—	240,624	*

All directors and named executive officers as a group (13 persons)	2,821,740	1,375,261	16.3%

*	Represents less than 1% of Verticalnet’s outstanding common stock.
(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.
(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 15, 2004 or within 60 days thereafter under Verticalnet’s stock option plans or warrants that are currently exercisable.
(3)	Based on 25,603,978 common shares outstanding at March 15, 2004.
(4)	Includes 2,459,002 shares owned by Internet Capital Group, for which Mr. Buckley serves as the president, chief executive officer, and chairman of the board, as disclosed in a Schedule 13G filed February 14, 2002.
(5)	Includes 62,703 shares of common stock issuable upon the exercise of warrants held by Internet Capital Group. Mr. Buckley serves as the president, chief executive officer, and chairman of the board of Internet Capital Group. Mr. Buckley disclaims beneficial ownership of Verticalnet’s warrants held by Internet Capital Group.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

The following table provides information on all existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Amended and Restated 1996 Equity Compensation Plan	749,037	$45.68	8,875
1999 Long Term Incentive Plan	110,040	0.72	833,931
1999 Equity Compensation Plan	1,564,047	4.97	190,697
Verticalnet, Inc. 2000 Equity Compensation Plan	1,765,904	8.65	2,142,751

Equity compensation plans not approved by security holders:
Atlas Commerce Plan 1999 LTIP	193,666	8.76	26,702
1999 Isadra NQ Plan	82,305	4.82	337
Isadra Rollover Plan	—	—	3,143

Total	4,464,999	$13.31	3,206,436

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

KPMG LLP audited Verticalnet’s financial statements for the fiscal year ended December 31, 2003 and 2002. The audit committee of the Board of Directors, consistent with provisions of the Sarbanes-Oxley Act, has selected KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

Services to be performed by the independent auditors will be approved by the audit committee prior to the rendering of such services after due consideration of the effect of the performance thereof on the independence of the auditors.

Fiscal 2003 and 2002 Audit Firm Fee Summary

The following table presents fees paid for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2002 and 2003, and fees billed for other services rendered by KPMG LLP.

	2002	2003
Audit fees	$282,700	$241,141
Audit-related fees (1)	17,359	96,800

Audit and audit-related fees	300,059	337,941
Tax fees (2)	64,344	17,950
All other fees (3)	—	1,600

Total fees	$364,403	$357,491

(1)	Audit-related fees consist principally of fees for reviewing filings with the Securities and Exchange Commission and performing due diligence services.
(2)	Tax fees consist of fees for tax consultation services.
(3)	Secretarial services performed during dissolution of a foreign subsidiary.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditors. The audit committee has established a policy regarding pre-approval of the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and regarding pre-approval of the fees for such services. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the audit committee approves the engagement of the independent auditors to provide these services, as well as certain fee levels for these services. On a periodic basis, management reports to the audit committee regarding the actual spending for such projects and services as compared to the pre-approved fee levels. The audit committee also has delegated the ability to pre-approve audit and lawfully permitted non-audit services to Mr. Milano, provided that any pre-approvals by Mr. Milano are reported to the full audit committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Document filed as Part of this Report

1. Financial Statements.

See Item 8 of this report.

2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this report under Schedule II immediately following the signature page: Schedule II — Valuation and Qualifying Accounts. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this report. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits.

See paragraph(c) below.

(b) Reports on Form 8-K.

On October 17, 2003, we filed a current report on Form 8-K, dated October 15, 2003, regarding our press release of October 15, 2003, announcing a private placement of common stock and warrants.

On November 14, 2003, we furnished a current report on Form 8-K, dated November 13, 2003, regarding our press release of November 13, 2003, setting forth financial information for the quarter ended September 30, 2003.

(c) Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (9)

3.5	Amended and Restated Bylaws (1)

4.1	Indenture, dated September 27, 1999, between Verticalnet, Inc. and Bankers Trust Company (3)

4.2	Registration Rights Agreement, dated September 27, 1999, between Verticalnet, Inc. and the initial purchasers of its 5 1/4% Convertible Subordinated Debentures (3)

4.3	Registration and Lock-Up Agreement, dated as of December 28, 2001, by and among Verticalnet, Inc. and certain stockholders of Atlas Commerce, Inc. (7)

10.1	Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock, dated November 25, 1998, issued to Progress Capital, Inc. (1)
10.2	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

Exhibit Number	Description
10.3	Series A Preferred Stock Purchase Agreement, dated as of September 12, 1996, between Internet Capital Group, L.L.C. and Verticalnet, Inc. (1)

10.4	Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors (1)

10.5	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

10.6	Exchange, Registration and Lock-Up Agreement, dated as of September 12, 2002, between Verticalnet, Inc. and Ballinrobe Limited (10)

10.7	Asset Purchase Agreement, dated as of June 28, 2002, between Verticalnet, Inc., Verticalnet LLC, Vert Tech LLC, Corry Publishing, Inc. and Vert Markets Inc. (9)

10.8	Agreement of Merger, by and among Verticalnet, Inc., River Acquisition Co., Inc., Tigris Corp., and Brent Habig, dated January 30, 2004. (17)

10.9	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004. (17)

10.10	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004. (17)

10.11	Subscription License Agreement, dated as of December 19, 2000, among Verticalnet, Inc., Tradeum, Inc. d/b/a Verticalnet Solutions and Converge, Inc. (8)

10.12	First Amendment to Subscription License Agreement, dated as of January 31, 2001, among Verticalnet, Inc., Verticalnet Solutions LLC and Converge, Inc. (8)

10.13	Amended and Restated Subscription License Agreement, dated as of October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.14	Maintenance and Support Agreement, dated October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.15	First Amendment to the Amended and Restated Subscription License Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.16	First Amendment to Maintenance and Support Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.17	Second Amendment to Amended and Restated Subscription License Agreement, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (13)

10.18	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (16)

10.19	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Coda Convertible Fund III (16)

10.20	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and James Nolen (16)

10.21	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Jeremiah P. O’Grady (16)

Exhibit Number	Description
10.22	Securities Purchase Agreement dated as of September, 2002 by and among VNI Holdings Inc., Verticalnet, Inc., and Pharos Capital Partners, L.P. (16)

10.23	Amended and Restated 1996 Equity Compensation Plan (1)(6)

10.24	1999 Equity Compensation Plan (3)(6)(14)

10.25	Verticalnet, Inc. 2000 Equity Compensation Plan (4)(6)

10.26	Amended and Restated Equity Compensation Plan for Employees (5)(6)

10.27	1999 Long Term Incentive Plan (6)(15)

10.28	Employment Agreement, dated February 7, 2002, between Verticalnet, Inc. and John A. Milana (6)(11)

10.29	Amendment No. 1 to Employment Agreement of John A. Milana (6)(13)

10.30	Employment Agreement, dated February 19, 2002, between Verticalnet, Inc. and Kevin S. McKay (6)(11)

10.31	Restricted Stock Unit Agreement, dated February 19, 2002 between Verticalnet, Inc. and Kevin S. McKay (6)(11)

10.32	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (16)

10.33	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (16)

10.34	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (16)

10.35	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig* (6)

14.1	Code of Values and Conduct *

21	Subsidiaries of the registrant *

23.1	Consent of KPMG LLP*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements †

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements †

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’ Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 1999.

(4)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on April 27, 2000. This exhibit was approved by the registrant’s shareholders at the registrant’s 2000 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s report on Form 8-K dated January 4, 2002.
(8)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2001.
(9)	Filed as an exhibit to the registrant’s report on Form 8-K dated July 15, 2002.
(10)	Filed as an exhibit to the registrant’s report on Form 8-K dated September 24, 2002.
(11)	Filed as an exhibit to the registrant’s report on Form 10-Q dated March 31, 2002.
(12)	Filed as an exhibit to the registrant’s report on Form 10-Q dated June 30, 2002.
(13)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2002.
(14)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(15)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(16)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2002.
(17)	Furnished as an exhibit to the registrant’s report on Form 8-K dated February 17, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on March 30, 2004.

VERTICALNET, INC.

By:	/s/ GENE S. GODICK
Gene S. Godick
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 30, 2004.

Signature	Title	Date

/s/ MICHAEL J. HAGAN Michael J. Hagan	Chairman of the Board and Director	March 30, 2004

/s/ NATHANAEL V. LENTZ Nathanael V. Lentz	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2004

/s/ GENE S. GODICK Gene S. Godick	Executive Vice President and Chief Financial Officer (principal financial officer and accounting officer)	March 30, 2004

/s/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 30, 2004

/s/ ROBERT F. BERNSTOCK Robert F. Bernstock	Director	March 30, 2004

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Director	March 30, 2004

/s/ VINCENT J. MILANO Vincent J. Milano	Director	March 30, 2004

/s/ JOHN N. NICKOLAS John N. Nickolas	Director	March 30, 2004

/s/ GREGORY G. SCHOTT Gregory G. Schott	Director	March 30, 2004

/s/ MARK L. WALSH Mark L. Walsh	Director	March 30, 2004

VERTICALNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

(in thousands)

	Balance at the beginning of the year	Charge to costs and expenses	Write-offs	Other (1)	Balance at the end of the year
Allowance for doubtful accounts:
December 31, 2001	$2,072	$1,237	$(2,308)	$(900)	$101
December 31, 2002	101	2,917	(1,330)	(4)	1,684
December 31, 2003	1,684	—	(1,684)	—	—

(1)	Primarily pertains to the SMB and JM Computer, Inc. (sold in March 2002) allowance balances at December 31, 2001 of ($837) and ($47), respectively.