Form 10-Q
period 2004-03-31
VERTICALNET INC
filed 2004-05-14
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2004 was 25,665,522.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,077	$4,408
Accounts receivable, net	5,618	2,457
Prepaid expenses and other current assets	1,097	520

Total current assets	13,792	7,385

Property and equipment, net	1,113	116
Other investments	606	606
Goodwill	5,078	—
Other intangible assets, net	4,014	900
Other assets	483	116

Total assets	$25,086	$9,123

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$1,252	$757
Accounts payable and accrued expenses	3,909	2,806
Deferred revenues	1,187	992
Other current liabilities	—	147

Total current liabilities	6,348	4,702

Long-term debt	87	—

Total liabilities	6,435	4,702

Commitments and contingencies (see Notes 2, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at March 31, 2004 and December 31, 2003	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 25,676,814 shares issued at March 31, 2004 and 19,454,126 shares issued at December 31, 2003	257	195
Additional paid-in capital	1,203,131	1,184,691
Deferred compensation	(2,448)	(405)
Accumulated other comprehensive loss	(783)	(783)
Accumulated deficit	(1,180,701)	(1,178,472)

	19,456	5,226
Treasury stock at cost, 65,636 shares at March 31, 2004 and December 31, 2003	(805)	(805)

Total shareholders’ equity	18,651	4,421

Total liabilities and shareholders’ equity	$25,086	$9,123

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Software license	$139	$239
Services and maintenance	4,397	3,192

Total revenues	4,536	3,431

Cost of revenues:
Cost of software license	10	28
Cost of services and maintenance	1,786	637
Amortization of acquired technology and customer contracts	325	225

Total cost of revenues	2,121	890

Gross profit	2,415	2,541

Operating expenses:
Research and development	1,197	1,119
Sales and marketing	1,066	658
General and administrative	1,495	1,488
Restructuring reversal	—	(6)
Stock-based compensation (a)	470	91
Amortization of other intangible assets	131	—

Total operating expenses	4,359	3,350

Operating loss	(1,944)	(809)

Interest and other expense, net	285	384

Net loss	$(2,229)	$(1,193)

Basic and diluted loss per common share	$(0.10)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	23,401	13,400

(a)	For the three months ended March 31, 2004 and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of revenues	$200	$18
Research and development	70	—
Sales and marketing	70	9
General and administrative	130	64

Total	$470	$91

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(2,229)	$(1,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	390
Loss on disposal of property and equipment	—	9
Realized gain on investments	—	(113)
Other non-cash charges	751	91

Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(205)	(251)
Prepaid expenses and other assets	86	(564)
Accounts payable and accrued expenses	192	(2,788)
Deferred revenues	153	449

Net cash used in operating activities	(703)	(3,970)

Investing activities:
Acquisition, net of cash acquired	(3,714)	—
Proceeds from sale of short-term investments	—	979
Proceeds from sale of available-for sale investments	2	—
Restricted cash	(311)	837
Proceeds from sale of assets	—	292
Capital expenditures	(42)	(35)

Net cash provided by (used in) investing activities	(4,065)	2,073

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(172)	—
Proceeds from issuance of common stock and warrants, net	7,062	—
Proceeds from exercise of stock options and warrants	547	1

Net cash provided by financing activities	7,437	1

Effect of exchange rate fluctuation on cash and cash equivalents	—	7

Net increase (decrease) in cash and cash equivalents	2,669	(1,889)
Cash and cash equivalents - beginning of period	4,408	7,979

Cash and cash equivalents - end of period	$7,077	$6,090

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25	$187
Supplemental schedule of non-cash investing and financing activities

Issuance of common stock as consideration for the Tigris acquisition	$5,740	$—
Assumption of stock option plan as consideration for the Tigris acquisition	$2,212	$—

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	19,454	$195	$1,184,691	$(405)	$(783)	$(1,178,472)	$(805)	$4,421
Exercise of stock options	234	2	200	—	—	—	—	202
Exercise of warrants	320	3	342	—	—	—	—	345
Issuance of common stock and warrants, net	3,799	38	7,024	—	—	—	—	7,062
Issuance of common stock as consideration for acquisition	1,870	19	5,721	—	—	—	—	5,740
Assumption of stock option plan as consideration for acquisition	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	90	—	—	—	—	90
Deferred stock-based compensation	—	—	2,423	(2,423)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	380	—	—	—	380
Net loss	—	—	—	—	—	(2,229)	—	(2,229)

Balance, March 31, 2004 (Unaudited)	25,677	$257	$1,203,131	$(2,448)	$(783)	$(1,180,701)	$(805)	$18,651

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Net loss	$(2,229)	$(1,193)
Foreign currency translation adjustment	—	7
Unrealized gain on investments	—	13

Comprehensive loss	$(2,229)	$(1,173)

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” the “registrant,” “we,” “us,” or through similar expressions.

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

With the completion of the Tigris Corp. (“Tigris”) acquisition in January 2004, we enhanced our capability to deliver sourcing and supply chain services to the enterprise customer market by enhancing our spend analysis, software, and strategic sourcing domain expertise plus we added additional technology tools in the area of bid optimization and advanced sourcing tools.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the allowance for doubtful accounts; carrying values for goodwill, other intangible assets, and non-publicly held investments; restructuring charges for abandoned operating leases; warrant liabilities; and litigation accruals.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At March 31, 2004, we had approximately $311,000 of restricted cash classified in non-current other assets on the consolidated balance sheet. There were no restricted cash balances as of December 31, 2003.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Intangible Assets and Other Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Revenue Recognition

Consulting services

Consulting contracts with fixed-priced arrangements are recognized on the percentage-of-completion method in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion accounting involves calculating the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and net income (loss) and are reflected in the consolidated financial statements in the period in which they are first identified.

Consulting services with fees based on time and materials or cost-plus are recognized in accordance with Securities Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition as the services are performed (as measured by time incurred) and amounts earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically is reflective of progess against the contractual milestones or output measure, which is the contractual earnings pattern. Contingent or incentive revenues relating to consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

Software licensing and related services

Software licensing and related services revenues have been principally derived from the licensing of our products, from maintenance and support contracts, and from the delivery of professional services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase custom development and implementation services from us.

The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for agreements with cancellation rights or refundable fees until such rights to refund or cancellation have expired. Our products are either acquired under a perpetual license model or under a time-based subscription license model.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized, which in most cases relates to maintenance or license fees that are deferred until they can be recognized. The majority of our deferred revenue at March 31, 2004 and December 31, 2003 is related to two software licenses arrangements that were billed in December 2003.

Revenue and Credit Concentration

As of and for the three months ended March 31, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$2,498	$1,966	43%	$1,118	$2,386	70%
B	896	941	21%	—	—	—
C	17	49	1%	238	390	11%

Total	$3,411	$2,956	65%	$1,356	$2,776	81%

(a)	Represents both billed and unbilled amounts

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net loss and net loss per common share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$(2,229)	$(1,193)
Add: Stock-based employee compensation included in reported net loss	470	91
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(3,422)	(1,465)

Pro forma	$(5,181)	$(2,567)

Basic and diluted loss per common share:
As reported	$(0.10)	$(0.09)
Pro forma	$(0.22)	$(0.19)

Computation of Historical Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our 5 1/4% convertible subordinated debentures (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three months ended March 31, 2004 and 2003, the dilutive loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

Potentially dilutive common shares of 9,976,462 and 2,140,420 were excluded from the computation of diluted loss per common share because their effect was anti-dilutive for the three months ending March 31, 2004 and 2003, respectively. In addition, 355,209 common shares held in escrow in connection with the acquisition of Tigris have been excluded from the loss per share calculation for the three months ended March 31, 2004 and 247,939 common shares that were previously held in escrow in connection with the acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) in 2001 are only included in the loss per share calculation subsequent to their release date of March 31, 2003.

(2) Liquidity

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction. In February 2004, holders of 320,000 warrants exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants.

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, if the capital markets present attractive opportunities, we may raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisition

Tigris

On January 30, 2004, we acquired 100% of the outstanding shares of Tigris Corp., a privately-held strategic sourcing and supply chain consulting firm based in New York City. Tigris’ results have been included in the Company’s results since January 31, 2004.

We acquired Tigris because our Board of Directors believed that the acquisition would enhance our capability to deliver sourcing and supply chain services to the enterprise customer market by enhancing our spend analysis, software, and strategic sourcing domain expertise plus we added additional technology tools in the area of bid optimization and advanced sourcing tools.

Pursuant to the merger agreement, the sole shareholder of Tigris received, in exchange for tendering his shares, a combination of cash and stock. In addition, we exchanged fully vested options to purchase Tigris common stock held by Tigris employees with options to purchase Verticalnet common stock at a rate of 0.338 Verticalnet shares per Tigris share.

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consist of fees paid for legal and accounting services. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock, of which 355,029 are held in escrow until April 30, 2004, valued on the date of closing at approximately $5.7 million, issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The value of the Verticalnet stock issued to the sole Tigris shareholder was based upon the average of the closing price of the Company’s common stock for a few days before and after the signing of the merger agreement, which was $3.07. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 - 10 years
Expected volatility	138.02%
Risk free interest rate	3.17% - 4.16%

In accordance with SFAS No. 141, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by an independent third-party valuation firm. The total purchase price has been allocated as follows (in thousands):

Current assets	$3,226
Property and equipment	1,048
Goodwill	5,078
Intangible assets	3,570

Total assets acquired	12,922
Current liabilities, less assumed debt	(826)

Total purchase price	$12,096

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $8.6 million, which has been allocated to customer contracts and relationships, the strategic relationship, a non-compete agreement and goodwill in the amounts of $1.8 million, $1.5 million, $200,000, and $5.1 million, respectively. The amortization of the customer contracts and relationships and strategic relationship intangible assets are based on an attrition analysis and the non-compete intangible asset is being amortized on a straight line basis. The following are the estimated amortization percentages by year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Customer contracts and relationships	47.3%	37.6%	15.1%	—	—
Strategic relationship	31.1%	24.3%	19.9%	13.9%	10.8%
Non-compete agreement	20.0%	20.0%	20.0%	20.0%	20.0%

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma information for the three months ended March 31, 2004 combines the historical results for Verticalnet for the three months ended March 31, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The unaudited pro forma information for the three months ended March 31, 2003 combines the historical results for Verticalnet for the three months ended March 31, 2003 and the historical results for Tigris for the three months ended March 31, 2003. The following amounts, except per share amounts, are in thousands.

	For the three months ended March 31,
	2004	2003
Revenue	$5,518	$5,778
Net loss	$(2,149)	$(1,732)
Loss per share	$(0.09)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	23,884	14,916

The unaudited pro forma information reflects the following adjustments (in thousands):

	For the three months ended March 31,
	2004	2003
Base rent adjustment	$(40)	$(119)
Amortization of other intangibles	$92	$347
Adjustment to executive salary	$4	$(20)
Additional Weighted average shares outstanding	483	1,516

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	March 31, 2004	December 31, 2003
Accounts receivable, trade	$4,230	$1,910
Unbilled accounts receivable	799	23
Retainage	575	505
Other receivables	51	19

	5,655	2,457
Less: allowance for doubtful accounts	(37)	—

	$5,618	$2,457

Property and equipment consists of the following balances (in thousands):

	March 31, 2004	December 31, 2003
Software	$1,397	$1,386
Computer equipment	1,182	933
Office equipment and furniture	101	86
Leasehold improvements	917	102

	3,597	2,507
Less: accumulated depreciation and amortization	(2,484)	(2,391)

	$1,113	$116

(5) Goodwill and Other Intangibles

We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 requires reassessment of the useful lives of previously recognized intangible assets.

The goodwill balance of $5.1 million at March 31, 2004 relates entirely to the Tigris acquisition which occurred in January 2004.

The following table reflects the components of amortizable intangible assets as of March 31, 2004 and December 31, 2003 (in thousands). Additions during the three months ended March 31, 2004 relate entirely to the Tigris acquisition.

	Gross Carrying Amount	Accumulated Amortization
March 31, 2004
Amortizable intangible assets:
Existing technology	$1,925	$1,444
Customer contracts and relationships	4,145	805
Non-compete agreement	200	7

	$6,270	$2,256

December 31, 2003
Amortizable intangible assets:
Existing technology	$1,925	$1,283
Customer contracts	775	517

	$2,700	$1,800

(6) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases as of March 31, 2004 (in thousands):

	Lease Obligations
	Capital(b)	Operating	Total
2004 (a)	$58	$549	$607
2005	58	644	702
2006	31	556	587
2007	—	329	329
2008	—	290	290
Thereafter	—	580	580

Total	$147	$2,948	$3,095

(a)	Reflects amounts payable over the last nine months of 2004
(b)	Capital lease balances excludes future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of March 31, 2004, including operating leases for facilities acquired as part of the January 2004 Tigris acquisition (see Note 3).

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least August 31, 2004.

(7) Litigation

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

(8) Capital Stock

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $485,000. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed Waiver Letter Agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined in the Warrants, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement provision, the fair value of the warrants ($346,000) were reclassified from other current liabilities to additional paid-in capital. Upon the exercise of the remaining warrants in February 2004, the fair value of these warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

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

Our technical services and consulting groups provide customers with business process consulting, project management, architecture and design, custom development services, and training. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. We strive to maintain effective staffing levels and to limit the amount of turnover of our professional services staff. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives may be adversely affected.

Verticalnet offers custom software development for customers that desire to build additional capabilities into Verticalnet’s applications. Verticalnet’s Solution Center works with clients to define custom development requirements and build the required functionality on top of our software platform. Often, new capabilities developed for customers can be built into future versions of the Verticalnet software.

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

Historically, we derived our revenue primarily from the sale of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we generate revenues from spend analysis and other supply chain consulting services. In addition, we expect to see an increase in our overall operating expenses as a result of adding new full time employees and additional office locations. However, we believe that future revenue growth will exceed the expected costs increases. We expect such changes to first decrease our operating losses and eventually result in the Company generating an operating profit.

Recent Developments

•	In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share, along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction.

•	In February 2004, holders of 320,000 warrants exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants.

•	In April 2004, holders of 40,000 warrants exercised their warrants to purchase common shares at $1.35 per share. The Company received approximately $49,000 in net proceeds from the exercise of these warrants.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three months ended March 31,
	2004	2003
Revenues:
Software license	3%	7%
Services and maintenance	97%	93%

Total revenues	100%	100%

Cost of revenues:
Cost of software license	—	1%
Cost of services and maintenance	40%	19%
Amortization of acquired technology and customer contracts	7%	6%

Total cost of revenues	47%	26%

Gross profit	53%	74%

Operating expenses:
Research and development	26%	33%
Sales and marketing	24%	19%
General and administrative	33%	43%
Restructuring reversal	—	—
Stock-based compensation	10%	3%
Amortization of other intangible assets	3%	—

Total operating expenses	96%	98%

Operating loss	(43)%	(24)%

Interest and other expense, net	6%	11%

Net loss	(49)%	(35)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	As of March 31,
	2004			2003
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenue	55	—	55	14	—	14
Research and development	24	22	46	35	—	35
Sales and marketing	17	—	17	5	—	5
General and administrative	16	—	16	8	—	8

	112	22	134	62	—	62

REVENUES

	Three months ended March 31,		Difference
(in thousands)	2004	2003	$	%
Software license	$139	$239	$(100)	(42)%
Services and maintenance	4,397	3,192	1,205	38%

Total revenues	$4,536	$3,431	$1,105	32%

Revenues are comprised of software licenses, professional services, and maintenance revenues.

The increase in total revenues for the three months ended March 31, 2004 compared to the corresponding period in 2003 is primarily due to the Tigris acquisition, which occurred on January 30, 2004.

Revenue and Credit Concentration

As of and for the three months ended March 31, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$2,498	$1,966	43%	$1,118	$2,386	70%
B	896	941	21%	—	—	—
C	17	49	1%	238	390	11%

Total	$3,411	$2,956	65%	$1,356	$2,776	81%

(a)	Represents both billed and unbilled amounts

COST OF REVENUES

	Three months ended March 31,		Difference
(in thousands)	2004	2003	$	%
Cost of software license	$10	$28	$(18)	(64)%
Cost of services and maintenance	1,786	637	1,149	180%
Amortization of acquired technology and customer contracts	325	225	100	44%

Total cost of revenues	$2,121	$890	$1,231	138%

The cost of software license is comprised primarily of royalties on technology contained in our products that is licensed from third parties. The decrease in the cost of software is primarily due to the decline in eligible revenues associated with the licensed technologies.

The cost of services and maintenance includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services. Also included is the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees. The cost of services and maintenance increased primarily as a result of the Tigris acquisition and increases in salaries and fringe benefits costs (“headcount related costs”) and infrastructure costs offset by a reduction in third-party consulting costs.

The increase in amortization of acquired technology and customer contracts was due to the amortization of customer contracts acquired through the Tigris acquisition.

In the future, we expect our gross profit percentage to be more in-line with those earned in the first quarter of 2004.

OPERATING EXPENSES

	Three months ended March 31,		Difference
(in thousands)	2004	2003	$	%
Research and development	$1,197	$1,119	$78	7%
Sales and marketing	1,066	658	408	62%
General and administrative	1,495	1,488	7	—
Restructuring reversal	—	(6)	6	(100)%
Stock-based compensation	470	91	379	416%
Amortization of other intangible assets	131	—	131	n/m

Total operating expenses	$4,359	$3,350	$1,009	30%

Research and Development

Research and development costs consist primarily of headcount-related costs of the Company’s product strategy, development, and testing employees. As a result of the Company’s offshore development initiative, whereby a significant portion of our product development operations were shifted to India, net headcount related costs decreased $95,000. The decrease in net headcount related cost partially offset the $173,000 increase in third-party consulting and infrastructure costs.

As of March 31, 2004, the Company had a total of 50 people dedicated to development, which includes 26 contractors and dedicated offshore developers, compared to 35 total development headcount as of March 31, 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees and related travel expenses. The increase in sales and marketing expenses for the first quarter of 2004 compared to the first quarter of 2003 was primarily a result of the Tigris acquisition and the increase in the number of sales personnel.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel. General and administrative expenses for the first quarter of 2004 were relatively flat compared to the same period in 2003. The Tigris acquisition resulted in overall general and administrative costs increasing by approximately $124,000 and headcount related costs increased by approximately $137,000, due to additional hires. These costs were offset by a decrease of approximately $147,000 in office equipment leasing costs, which is a result of the renegotiation our lease liabilities during 2003, and $108,000 in depreciation.

Amortization Expenses

The increase in stock-based compensation expense for the first quarter of 2004 as compared to the same period in 2003 was a result of the continued amortization of costs related to options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation, as well as the amortization of discounted stock options awarded to Tigris employees.

The increase in amortization of other intangible assets was due entirely to the amortization of intangible assets resulting from the Tigris acquisition.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was comprised of the following (in thousands):

	Three months ended March 31,
	2004	2003
Warrant mark-to-market adjustment	$281	$—
Interest expense, net	3	488
Loss on asset disposal	—	9
Transaction loss	1	—
Realized gain on investments	—	(113)

Interest and other expense, net	$285	$384

In February 2004, holders of 320,000 warrants exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants. During the three months ended March 31, 2004, the Company recorded a $281,000 non-cash charge to earnings as a result of the mark-to-market adjustments relating to the fair value of the warrant liability up to the time of exercise. Upon the exercise of the warrants, the fair value of the warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

Interest expense decreased significantly due to the repurchase of $6.5 million of our 5 1/4% convertible subordinated debentures, which occurred in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands, except ratios)	March 31, 2004	December 31, 2003
Cash and cash equivalents	$7,077	$4,408
Accounts receivable, net	$5,618	$2,438
Working capital	$7,444	$2,683
Current ratio	2.17	1.57
Total debt, including current portion	$1,339	$757

	2004	2003
For the three months ended March 31:
Cash flow activities:
Net cash used in operating activities	$(703)	$(3,970)
Net cash provided by (used in) investing activities	(4,065)	2,073
Net cash provided by financing activities	7,437	1

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the three months ended March 31, 2004, net cash used in operating activities was approximately $703,000 which primarily consisted of the net loss of $2.2 million offset by depreciation and amortization and other non-cash related charges of $1.3 million, as well as changes in current assets and current liabilities, net of the effect of the Tigris acquisition, of approximately $250,000.

The improvement in net cash used in operating activities was primarily due to the Company amending the lease agreement with its primary landlord and the buy-out of certain operating leases in the prior year. These payments were applied against the restructuring accrual and represented approximately $2.3 million of the net change in accounts payable and accrued expenses during the first quarter of 2003.

Investing activities

During the three months ended March 31, 2004, net cash used in investing activities was $4.1 million and primarily consisted of $3.7 million related to the Tigris acquisition, net of cash acquired, and an increase of approximately $311,000 in restricted cash as a result of a lease acquired through the Tigris acquisition.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with cash on hand, including proceeds from our private placements, and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock, or a combination of the foregoing.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2004 of $7.4 million primarily consisted of $7.1 million of net proceeds from the issuance of common stock and warrants, $345,000 of proceeds from warrant exercises and $202,000 of proceeds from the exercise of stock options, offset by $172,000 of principal payments on long-term debt and capital lease obligations.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.1 million in net proceeds from this transaction.

In February 2004, 320,000 warrants from the August 2003 private placement were exercised at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants.

We believe that our level of liquid assets as of March 31, 2004 will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

Contractual Commitments

The following table outlines future contractual commitments.

Expected Cash Payment by Period

(in thousands)

	2004 (a)	2005	2006	2007	2008	Due after 2008	Total
Convertible notes	$728	$—	$—	$—	$—	$—	$728
Operating leases	549	644	556	329	290	580	2,948
Capital leases (b)	58	58	31	—	—	—	147
Purchase obligations	164	182	—	—	—	—	346
Other obligations (c)	462	—	—	—	—	—	462

Total	$1,961	$884	$587	$329	$290	$580	$4,631

(a)	Reflects amounts payable over the last nine months of 2004
(b)	Capital lease balances excludes future interest obligations.
(c)	Represents insurance policies financed for 2004.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2004 and December 31, 2003, we were not involved with any unconsolidated SPEs or VIEs and we had no derivatives.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations will be materially and adversely affected.

We may not generate an operating profit.

As of March 31, 2004, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate most of our revenue and accounts receivable from a few customers.

For the three months ended March 31, 2004, two customers accounted for $2.9 million or 64% of our total revenues. Any termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial conditions.

As of March 31, 2004, two customers accounted for $3.4 million of our accounts receivable balance. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances.

We have contractual obligations to provide consulting services over many periods.

We maintain a professional services and consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing against customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to obtain sufficient work to keep all of our professionals on revenue generating projects; it may adversely affect our business, financial condition, and results of operations.

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

Our common stock is currently listed on the Nasdaq Stock Market, which has qualitative and quantitative requirements for the continued listing of stock. Qualitative standards include independence requirements for our board of directors. Quantitative standards include such requirements as maintaining a specified level of shareholders’ equity or a minimum bid price for our shares.

In May 2002, we transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market due to our inability to comply with the Nasdaq National Market bid price and shareholders’ equity requirements. Continued listing on the Nasdaq SmallCap

Market requires us to maintain $2.5 million in shareholders’ equity and our common stock to maintain a minimum bid price of $1.00 per share. We will not meet the continued listing standard if the closing price of our common stock is less than $1.00 for 30 consecutive trading days. Our stock was trading above $1.00 as of May 5, 2004.

We expect to remain in compliance with Nasdaq’s listing qualifications for continued listing of our stock. However, there can be no assurance that we will continue to be able to meet the all qualitative and quantitative listing qualifications in the future. In the event the Company does not meet such listing qualifications, the Company’s common stock could be subject to delisting from the SmallCap Market.

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

Our success depends on our ability to retain key management and experienced software personnel, whom we may not be able to retain.

We believe that the success of the Company depends on the continued employment of our senior management team and on maintaining a highly trained staff. If one or more members of our senior management team were unable or unwilling to continue in their present positions, the success of the Company could be materially adversely affected. If we are unable to retain our personnel, it could limit our ability to service our customers and design and develop products, which could reduce our attractiveness to potential customers, investors, or acquirers.

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

Since September 2003, we have had a relationship with an entity to that provides us with software development services in Bangalore, India. We have continued to increase the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

The markets for our enterprise software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the intensity of competition to increase. Our enterprise software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers and consulting firms. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing, and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition, and operating results would be negatively impacted.

We have had decreases in the fair value, and in some cases a complete loss, of our equity investments.

As of March 31, 2004 and December 31, 2003, we held cost method investments with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

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

As a result of its stock ownership and board representation, Internet Capital Group, Inc. (“Internet Capital Group”) is in a position to affect our business strategy and operations, including corporate actions such as mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders. At March 31, 2004, Internet Capital Group beneficially owned 2,526,864 shares, or approximately 9.9%, of our common stock, which includes 62,703 shares of our common stock underlying warrants issued to Internet Capital Group prior to our initial public offering. One representative of Internet Capital Group is a member of our board of directors. We may compete with Internet Capital Group and its partner companies for enterprise software opportunities, in part through acquisitions and investments. Internet Capital Group, therefore, may seek to acquire or invest in companies that we would find attractive. While we may partner with Internet Capital Group on future acquisitions or investments, neither we nor they have any current contractual obligations to do so. We do not have any contracts or other understandings that would govern resolution of this potential conflict. This competition, and the potential conflict posed by the designated director, may deter companies from partnering with us and may limit our business opportunities.

Internet Capital Group may have to buy or sell our stock to avoid registration under the Investment Company Act of 1940, which may negatively affect our stock price.

To avoid registration under the Investment Company Act of 1940, Internet Capital Group may need to own more than 25% of our voting securities and continue to have a representative on our board of directors. Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Internet Capital Group has publicly stated that it is not feasible to be regulated as an investment company because the Investment Company Act rules are inconsistent with their corporate strategy. As of March 31, 2004, Internet Capital Group’s ownership interest in us was approximately 9.9%. Now that its ownership interest has fallen below 25%, Internet Capital Group may need to purchase additional voting securities to return to an ownership interest of at least 25% to avoid having to register as an investment company. The possible need of Internet Capital Group to maintain a 25% ownership position could adversely influence its decisions regarding actions that may otherwise be in the best interests of our public shareholders. If Internet Capital Group sells all or part of its investment in us, whether to comply with the Investment Company Act of 1940, to raise additional capital or otherwise, it could adversely affect our common stock’s market price.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of March 31, 2004, the holders of 7,274,784 shares of common stock and warrants to purchase 2,136,912 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, in compliance with our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. As of March 31, 2004, our portfolio of investments included $7.1 million in cash and cash equivalents. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at March 31, 2004. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of March 31, 2004, we hold cost method equity investments with a carrying value of approximately $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

We held no derivatives as of March 31, 2004.

Item 4. Controls and Procedures

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

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) None.

(c) During the quarter ended March 31, 2004, we issued the following unregistered securities pursuant to the following transactions:

In January 2004, we completed the sale of 3,798,592 shares of our common stock for an aggregate offering price of $7.7 million along with warrants to purchase 1,218,209 shares of our common stock at $3.72 per share. Commissions, exclusive of other costs, were approximately $537,000. Initial purchasers were Adams Market Neutral Fund, LLP, Adams Select Fund, LP, Adams Technology Fund LLP, Alpha Capital Aktiengesellschaft, AS Capital Partners, Inc., Bear Stearns Securities Corp., as Custodian for Jeffrey Thorp IRA Rollover, Bristol Investment Fund, Ltd., Castle Creek Technology Partners, LLC, City Platz Limited, Cohanzick Partners, L.P., Cranshire Capital, L.P., First Mirage, Inc., Gabriel Capital, L.P., Gordon Williams, Grosvenor Investments IV, Ltd., Gryphon Master Fund, L.P., Kevin P. Daly, Kodiak Capital Offshore, Ltd., Kodiak Capital, L.P., Kodiak Market Neutral Hedge Offshore Ltd., Kodiak Market Neutral Hedge, L.P., Lonestar Partners, L.P., Nob Hill Capital Partners, L.P., Omicron Master Trust, RHP Master Fund, Ltd., RVM Global Partners, L.P., Stonestreet Limited Partnership, TCMP3 Partners, TRUK International Fund L.P., TRUK Opportunity Fund, LLC, and Tuva Financial Ltd.

The transactions were privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that it was acquiring the shares without a view to distribution and was afforded the opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

(d) Not applicable.

(e) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description
2.1	Agreement of Merger, by and among Verticalnet, Inc., River Acquisition Co., Inc., Tigris Corp., and Brent Habig, dated January 30, 2004. (1)(2)

2.2	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig, dated January 30, 2004. (2)

2.3	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004. (2)

2.4	Supplemental Agreement, effective as of January 30, 2004, made as of March 31, 2004, by and among Verticalnet, Inc., Tigris I Corp., formerly known as River Acquisition Co., Inc. and successor by merger to Tigris Corp., a New York corporation, and Brent Habig. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated May 13, 2004. †

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated May 13, 2004. †

*	Filed herewith.
†	Furnished herewith.
(1)	The schedules and exhibits to the Agreement of Merger have been omitted. Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish a copy of the exhibits and disclosure letters to the Securities and Exchange Commission upon request.
(2)	Filed as part of the Registrant’s report on Form 8-K dated January 30, 2004 and filed February 17, 2004.
(3)	Filed as an exhibit to the Registrant’s report on Form 8-K dated April 6, 2004.

(b) Reports on Form 8-K.

On January 23, 2004, we filed a Current Report on Form 8-K regarding a private placement of common stock and warrants.

On February 5, 2004, we filed a Current Report on Form 8-K regarding the merger of River Acquisition Co., Inc., a Delaware corporation and wholly-owned direct subsidiary of Verticalnet, Inc., with and into Tigris Corp., a New York subchapter S corporation, pursuant to an agreement and plan of merger as well as our press release dated February 2, 2004, announcing, among other things, our preliminary financial results for the fourth quarter of 2003

On February 17, 2004, we filed a Current Report on Form 8-K regarding the acquisition of Tigris Corp.

On February 20, 2004, we furnished a Current Report on Form 8-K regarding our press release dated February 18, 2004, announcing our financial results for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on May 13, 2004.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer