Form 10-K/A
period 2003-12-31
VERTICALNET INC
filed 2004-05-17
CIK 1043946

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

EXPLANATORY NOTE

Verticalnet, Inc. is filing this Annual Report on Form 10-K/A for the year ended December 31, 2003 (the “Amended Annual Report”), to amend its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Original Annual Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004. The Amended Annual Report amends Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 11 “Executive Compensation,” and Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of the Annual Report. The revisions have no impact on any amounts reported in our consolidated financial statements.

The Company is filing the Amended Annual Report in response to a resolution of the investigation conducted by Nasdaq regarding the Company’s qualifications to remain listed on the Nasdaq SmallCap Market. The Amended Annual Report revises various disclosures as follows: with respect to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to clarify disclosure regarding the status of the Company’s continued listing on the Nasdaq SmallCap Market; with respect to Item 11 “Executive Compensation,” to correct a typographical error in the table Options Granted in Last Fiscal Year and to correct the spelling of a named executive officer; and with respect to Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” to identify that certain exhibits were filed with the Original Annual Report rather than with this Form 10-K/A.

Unless otherwise stated, the information contained in this amendment regarding Item 7 is as of April 6, 2004 and all other information contained in this amendment is as of March 30, 2004, the filing date of the Original Annual Report.

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

We expect to remain in compliance with Nasdaq’s listing qualifications for continued listing of our stock. However, there can be no assurance that we will continue to be able to meet the all qualitative and quantitative listing qualifications in the future. In the event the Company does not meet such listing qualifications, the Company’s common stock could be subject to delisting from the Nasdaq SmallCap Market.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation			All Other Compensation
Name and Principal Position	Fiscal Year	Annual Salary	Bonus		No. of Stock Options Granted	Restricted Stock Awards
Nathanael V. Lentz President and Chief Executive Officer (1)	2003 2002 2001	$360,013 244,913 240,000	$	— — 72,000	300,890 100,000 60,000	$	— 93,000 —	$	— — —

Gene S. Godick Executive Vice President and Chief Financial Officer (2)	2003 2002 2001	275,000 — 216,989		— — —	319,237 — 275,000		61,500 — —		— — —

Christopher G. Kuhn Vice President, General Counsel, and Secretary (5)	2003 2002 2001	170,456 141,230 140,000		— 14,000 37,500	138,169 15,000 11,000		— — —		— — —

John H. McNeill, Jr. Senior Vice President, Sales (3)	2003 2002	281,250 216,147		— 56,280	130,093 130,000		— 23,250		— —

Daniel J. Tiernan Senior Vice President, Professional Services and Alliances (4)	2003 2002	250,000 227,039		— —	135,076 172,478		— 46,500		— —

(1)	Mr. Lentz has served as President and Chief Executive Officer since November 2002.
(2)	Mr. Godick returned to Verticalnet as Executive Vice President and Chief Financial Officer in February 2003.
(3)	Mr. McNeill joined Verticalnet on December 28, 2001.
(4)	Mr. Tiernan joined Verticalnet on December 28, 2001.
(5)	Mr. Kuhn has served as General Counsel since October 2002.

Option Grants in Last Fiscal Year

The table below shows information about stock options granted during fiscal 2003 to each of the named executive officers:

Individual Grants
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees		Exercise price per share	Market Price on Grant Date	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Terms (8)
								0%	5%	10%
Nathanael V. Lentz	25,763 29,661 27,559 17,907 118,138 81,862	(1) (2) (3) (4) (5) (6)	0.92 1.06 0.98 0.64 4.21 2.92	% % % % % %	$0.32 0.47 0.51 0.60 0.80 1.00	$0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 06/23/2013	$12,366 21,059 20,945 16,116 — 40,931	$25,328 43,071 42,956 33,009 59,4371 18,155	$45,214 76,840 76,726 58,925 150,625 236,631

Gene S. Godick	11,007 20,339 18,898 18,993 55,033 100,000 94,967	(1) (2) (3) (4) (5) (7) (6)	0.39 0.72 0.67 0.68 1.96 3.56 3.38	% % % % % % %	0.32 0.47 0.51 0.60 0.80 0.83 1.00	0.80 1.18 1.27 1.50 0.80 0.85 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 02/05/2013 06/23/2013	5,283 14,441 14,362 17,094 — 2,000 47,484	10,821 29,534 29,456 35,011 27,688 55,456 137,070	19,317 52,691 52,613 62,499 70,167 137,468 274,513

Christopher G. Kuhn	7,310 13,983 11,811 5,065 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.26 0.50 0.42 0.18 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 09/04/2013 06/23/2013 04/28/2013 06/23/2013	3,509 9,928 8,976 4,559 — 20,466	7,187 20,305 18,410 9,337 29,719 59,077	12,829 36,225 32,882 16,667 75,313 118,316

John H. McNeill, Jr.	8,307 9,534 6,496 5,756 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.30 0.34 0.23 0.21 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 08/05/2013 06/23/2013 04/28/2013 06/23/2013	3,987 6,769 4,937 5,180 — 20,466	8,167 13,844 10,125 10,610 29,719 59,077	14,579 24,699 18,085 18,941 75,313 118,316

Daniel J. Tiernan	9,230 10,593 8,858 6,395 59,069 40,931	(1) (2) (3) (4) (5) (6)	0.33 0.38 0.32 0.23 2.10 1.46	% % % % % %	0.32 0.47 0.51 0.60 0.80 1.00	0.80 1.18 1.27 1.50 0.80 1.50	04/29/2013 10/28/2013 08/05/2013 06/23/2013 04/28/2013 06/23/2013	4,430 7,521 6,732 5,756 — 20,466	9,074 15,382 13,807 11,788 29,719 59,077	16,199 27,442 24,661 21,043 75,313 118,316

(1)	100% of the grant will vest on April 29, 2004
(2)	100% of the grant will vest on October 28, 2004.
(3)	100% of the grant will vest on August 5, 2004.
(4)	100% of the grant will vest on April 29, 2004
(5)	25% of the grant vested on October 28, 2003. The remainder of the grant will vest on April 28, 2004, October 28, 2004, and April 28, 2005
(6)	25% of the grant vested on December 23, 2003. The remainder of the grant will vest on June 23, 2004, December 23, 2004, and June 23, 2005

(7)	12.5% of the grant vested on each of May 6, 2003, August 6, 2003, November 6, 2003, and February 6, 2004 and will vest on May 6, 2004, August 6, 2004, November 6, 2004, and February 6, 2005.
(8)	These columns show gains that may exist for the respective options, assuming that the market price for the common stock appreciates from the date of grant over a period of ten years at annual rates of growth of 0%, 5%, and 10%, respectively. These rates of growth are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 0%, 5%, and 10% levels or at any other defined level. If the market price of the common stock does not appreciate over the option term, no value will be realized from the option grants.

The table below sets forth information with respect to option exercises during fiscal 2003 by each of the named executive officers and the status of their options at December 31, 2003:

Aggregated Option Exercises during Fiscal 2003 and Option Values on December 31, 2003

	Number of Shares Acquired Upon Exercise Of Options	Value Realized Upon Exercise (1)	Number of Unexercised Options at 12/31/03		Value of Unexercised In-The- Money Options at 12/31/03 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nathanael V. Lentz	—	$—	194,758	293,133	$18,782	$116,903

Gene S. Godick	—	—	74,999	244,238	21,876	95,522

Christopher G. Kuhn	—	—	54,027	118,899	7,859	48,688

John H. McNeill, Jr.	—	—	122,402	145,095	9,828	44,489

Daniel J. Tiernan	25,000	21,873	124,998	172,578	8,953	48,988

(1)	Represents the difference between the market price on the exercise date and the exercise price, multiplied by the number of options exercised. Does not necessarily reflect the value received if the individual sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the market price on the date of exercise.
(2)	Represents the difference between the year-end stock price ($1.18 per share) and the exercise price associated with each option, multiplied by the number of shares underlying the options.

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

Name	Aggregate Number of Shares Benefically Owned (1)	Acquirable Within 60 Days (2)	Percent of Shares Outstanding (3)
Michael J. Hagan	178,005	80,769	1.0%

Nathanael V. Lentz	—	379,082	1.5%

Jeffrey C. Ballowe	48,630	22,464	*

Robert F. Bernstock	—	27,538	*

Walter W. Buckley, III (4) (5)	2,464,161	—	9.6%

John N. Nickolas	—	—	*

Mark L. Walsh	130,944	87,485	*

Gregory G. Schott	—	7,500	*

Vincent J. Milano	—	7,500	*

Gene S. Godick	—	242,498	*

Christopher G. Kuhn	—	80,835	*

John H. McNeill, Jr.	—	198,966	*

Daniel J. Tiernan	—	240,624	*

All directors and named executive officers as a group (13 persons)	2,821,740	1,375,261	16.3%

*	Represents less than 1% of Verticalnet’s outstanding common stock.
(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.
(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 15, 2004 or within 60 days thereafter under Verticalnet’s stock option plans or warrants that are currently exercisable.
(3)	Based on 25,603,978 common shares outstanding at March 15, 2004.
(4)	Includes 2,459,002 shares owned by Internet Capital Group, for which Mr. Buckley serves as the president, chief executive officer, and chairman of the board, as disclosed in a Schedule 13G filed February 14, 2002.
(5)	Includes 62,703 shares of common stock issuable upon the exercise of warrants held by Internet Capital Group. Mr. Buckley serves as the president, chief executive officer, and chairman of the board of Internet Capital Group. Mr. Buckley disclaims beneficial ownership of Verticalnet’s warrants held by Internet Capital Group.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

The following table provides information on all existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Amended and Restated 1996 Equity Compensation Plan	749,037	$45.68	8,875
1999 Long Term Incentive Plan	110,040	0.72	833,931
1999 Equity Compensation Plan	1,564,047	4.97	190,697
Verticalnet, Inc. 2000 Equity Compensation Plan	1,765,904	8.65	2,142,751

Equity compensation plans not approved by security holders:
Atlas Commerce Plan 1999 LTIP	193,666	8.76	26,702
1999 Isadra NQ Plan	82,305	4.82	337
Isadra Rollover Plan	—	—	3,143

Total	4,464,999	$13.31	3,206,436

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

(c) Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (9)

3.5	Amended and Restated Bylaws (1)

4.1	Indenture, dated September 27, 1999, between Verticalnet, Inc. and Bankers Trust Company (3)

4.2	Registration Rights Agreement, dated September 27, 1999, between Verticalnet, Inc. and the initial purchasers of its 5 1/4% Convertible Subordinated Debentures (3)

4.3	Registration and Lock-Up Agreement, dated as of December 28, 2001, by and among Verticalnet, Inc. and certain stockholders of Atlas Commerce, Inc. (7)

10.1	Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock, dated November 25, 1998, issued to Progress Capital, Inc. (1)
10.2	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

Exhibit Number	Description
10.3	Series A Preferred Stock Purchase Agreement, dated as of September 12, 1996, between Internet Capital Group, L.L.C. and Verticalnet, Inc. (1)

10.4	Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors (1)

10.5	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

10.6	Exchange, Registration and Lock-Up Agreement, dated as of September 12, 2002, between Verticalnet, Inc. and Ballinrobe Limited (10)

10.7	Asset Purchase Agreement, dated as of June 28, 2002, between Verticalnet, Inc., Verticalnet LLC, Vert Tech LLC, Corry Publishing, Inc. and Vert Markets Inc. (9)

10.8	Agreement of Merger, by and among Verticalnet, Inc., River Acquisition Co., Inc., Tigris Corp., and Brent Habig, dated January 30, 2004. (17)

10.9	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004. (17)

10.10	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004. (17)

10.11	Subscription License Agreement, dated as of December 19, 2000, among Verticalnet, Inc., Tradeum, Inc. d/b/a Verticalnet Solutions and Converge, Inc. (8)

10.12	First Amendment to Subscription License Agreement, dated as of January 31, 2001, among Verticalnet, Inc., Verticalnet Solutions LLC and Converge, Inc. (8)

10.13	Amended and Restated Subscription License Agreement, dated as of October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.14	Maintenance and Support Agreement, dated October 9, 2001, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.15	First Amendment to the Amended and Restated Subscription License Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.16	First Amendment to Maintenance and Support Agreement, dated as of February 1, 2002, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (8)

10.17	Second Amendment to Amended and Restated Subscription License Agreement, between Verticalnet, Inc., Verticalnet Enterprises LLC and Converge, Inc. (13)

10.18	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (16)

10.19	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Coda Convertible Fund III (16)

10.20	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and James Nolen (16)

10.21	Purchase Agreement, dated as of December 23, 2002, between Verticalnet, Inc. and Jeremiah P. O’Grady (16)

Exhibit Number	Description
10.22	Securities Purchase Agreement dated as of September, 2002 by and among VNI Holdings Inc., Verticalnet, Inc., and Pharos Capital Partners, L.P. (16)

10.23	Amended and Restated 1996 Equity Compensation Plan (1)(6)

10.24	1999 Equity Compensation Plan (3)(6)(14)

10.25	Verticalnet, Inc. 2000 Equity Compensation Plan (4)(6)

10.26	Amended and Restated Equity Compensation Plan for Employees (5)(6)

10.27	1999 Long Term Incentive Plan (6)(15)

10.28	Employment Agreement, dated February 7, 2002, between Verticalnet, Inc. and John A. Milana (6)(11)

10.29	Amendment No. 1 to Employment Agreement of John A. Milana (6)(13)

10.30	Employment Agreement, dated February 19, 2002, between Verticalnet, Inc. and Kevin S. McKay (6)(11)

10.31	Restricted Stock Unit Agreement, dated February 19, 2002 between Verticalnet, Inc. and Kevin S. McKay (6)(11)

10.32	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (16)

10.33	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (16)

10.34	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (16)

10.35	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig (6) (18)

14.1	Code of Values and Conduct (18)

21	Subsidiaries of the registrant (18)

23.1	Consent of KPMG LLP*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements †

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements †

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’ Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 1999.

(4)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on April 27, 2000. This exhibit was approved by the registrant’s shareholders at the registrant’s 2000 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s report on Form 8-K dated January 4, 2002.
(8)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2001.
(9)	Filed as an exhibit to the registrant’s report on Form 8-K dated July 15, 2002.
(10)	Filed as an exhibit to the registrant’s report on Form 8-K dated September 24, 2002.
(11)	Filed as an exhibit to the registrant’s report on Form 10-Q dated March 31, 2002.
(12)	Filed as an exhibit to the registrant’s report on Form 10-Q dated June 30, 2002.
(13)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2002.
(14)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(15)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(16)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2002.
(17)	Furnished as an exhibit to the registrant’s report on Form 8-K dated February 17, 2004.
(18)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on May 17, 2004.

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