Form 10-Q
period 2004-06-30
VERTICALNET INC
filed 2004-08-10
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2004 was 33,919,984 (1).

(1) The balance includes 5,100,000 shares that have not yet been issued by the Company, which it has agreed to issue pursuant to a merger that has been completed.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I. FINANCIA L INFORMATION

ITEM 1. CONS OLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,966	$4,408
Accounts receivable, net	6,181	2,457
Prepaid expenses and other current assets	873	520

Total current assets	14,020	7,385

Property and equipment, net	1,037	116
Other investments	606	606
Goodwill	4,924	—
Other intangible assets, net	3,442	900
Other assets	472	116

Total assets	$24,501	$9,123

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$1,259	$757
Accounts payable and accrued expenses	4,045	2,806
Deferred revenues	1,146	992
Other current liabilities	—	147

Total current liabilities	6,450	4,702

Long-term debt	61	—

Total liabilities	6,511	4,702

Commitments and contingencies (see Notes 2, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at June 30, 2004 and December 31, 2003	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 25,867,203 shares issued at June 30, 2004 and 19,454,126 shares issued at December 31, 2003	259	195
Additional paid-in capital	1,203,185	1,184,691
Deferred compensation	(1,927)	(405)
Accumulated other comprehensive loss	(338)	(352)
Accumulated deficit	(1,182,384)	(1,178,903)

	18,795	5,226
Treasury stock at cost, 65,636 shares at June 30, 2004 and December 31, 2003	(805)	(805)

Total shareholders’ equity	17,990	4,421

Total liabilities and shareholders’ equity	$24,501	$9,123

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Software license	$180	$35	$319	$274
Services and maintenance	6,355	2,142	10,752	5,334

Total revenues	6,535	2,177	11,071	5,608

Cost of revenues:
Cost of software license	44	15	54	43
Cost of services and maintenance	2,641	482	4,427	1,119
Amortization of acquired technology and customer contracts	325	225	650	450

Total cost of revenues	3,010	722	5,131	1,612

Gross profit	3,525	1,455	5,940	3,996

Operating expenses:
Research and development	1,248	903	2,445	2,022
Sales and marketing	1,459	590	2,525	1,248
General and administrative	1,341	867	2,835	2,356
Restructuring reversal	—	(302)	—	(309)
Stock-based compensation (a)	450	102	921	193
Amortization of other intangible assets	246	—	377	—

Total operating expenses	4,744	2,160	9,103	5,510

Operating loss	(1,219)	(705)	(3,163)	(1,514)

Interest and other expense, net	33	465	318	849

Net loss	$(1,252)	$(1,170)	$(3,481)	$(2,363)

Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.14)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	25,598	13,676	24,500	13,539

(a)	For the three and six months ended June 30, 2004 and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of revenues	$133	$16	$334	$34
Research and development	115	1	185	1
Sales and marketing	57	8	127	17
General and administrative	145	77	275	141

Total	$450	$102	$921	$193

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(3,481)	$(2,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,211	761
Realized loss (gain) on investments	35	(113)
Other non-cash items	1,202	(813)

Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(614)	76
Prepaid expenses and other assets	480	377
Accounts payable and accrued expenses	441	(3,329)
Deferred revenues	111	73

Net cash used in operating activities	(615)	(5,331)

Investing activities:
Acquisition, net of cash acquired	(3,826)	—
Purchase of short-term investments	(3,000)	—
Proceeds from sale of short-term investments	2,980	979
Proceeds from sale of available-for-sale investments	2	—
Restricted cash	(311)	1,686
Proceeds from sale of assets	—	292
Capital expenditures	(57)	(40)

Net cash provided by (used in) investing activities	(4,212)	2,917

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(349)	—
Proceeds from issuance of common stock and warrants, net	7,023	—
Proceeds from exercise of stock options and warrants	712	81

Net cash provided by financing activities	7,386	81

Effect of exchange rate fluctuation on cash and cash equivalents	(1)	(2)

Net increase (decrease) in cash and cash equivalents	2,558	(2,335)
Cash and cash equivalents - beginning of period	4,408	7,979

Cash and cash equivalents - end of period	$6,966	$5,644

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$36	$189
Supplemental schedule of non-cash investing and financing activities

Issuance of common stock as consideration for the Tigris acquisition	$5,740	$—
Assumption of stock option plan as consideration for the Tigris acquisition	$2,212	$—

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	19,454	$195	$1,184,691	$(405)	$(352)	$(1,178,903)	$(805)	$4,421
Exercise of stock options	384	4	314	—	—	—	—	318
Exercise of warrants	360	3	391	—	—	—	—	394
Issuance of common stock and warrants, net	3,799	38	6,985	—	—	—	—	7,023
Issuance of common stock as consideration for acquisition	1,870	19	5,721	—	—	—	—	5,740
Assumption of stock option plan as consideration for acquisition	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	117	—	—	—	—	117
Deferred stock-based compensation, net	—	—	2,326	(2,326)	—	—	—	—
Adjustment to unrealized loss on available for sale securities	—	—	—	—	15	—	—	15
Amortization of deferred stock-based compensation, net	—	—	—	804	—	—	—	804
Net loss	—	—	—	—	—	(3,481)	—	(3,481)
Foreign exchange translation adjustment	—	—	—	—	(1)	—	—	(1)

Balance, June 30, 2004 (Unaudited)	25,867	$259	$1,203,185	$(1,927)	$(338)	$(1,182,384)	$(805)	$17,990

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,252)	$(1,170)	$(3,481)	$(2,363)
Foreign currency translation adjustment	(1)	(9)	(1)	(2)
Unrealized gain (loss) on investments:
Reclassification adjustment for realized loss included in net loss	15	—	15	—
Unrealized gain (loss)	—	(2)	—	11

Comprehensive loss	$(1,238)	$(1,181)	$(3,467)	$(2,354)

See accompanying notes to consolidated financial statements.

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” the “registrant,” “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management. Our solutions provide our clients with the visibility, insight, and control required to identify, realize, and sustain value from supply management initiatives.

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services. As a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we expect to see an increase in the proportion of our revenue coming from software license, subscription, and maintenance revenues.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

During the second quarter of 2004, the Company discovered that it had been accounting for the unrealized losses on certain short-term investments incorrectly. An other-then-temporary impairment charge should have been recorded in 2001. In financial statements prior to the second quarter of 2004, the Company reported these mark to market adjustments as a change in accumulated other comprehensive income (loss), a component of shareholders’ equity, in the consolidated balance sheet. Due to the lack of materiality on the earlier years, the cumulative net effect of approximately $0.4 million has been relieved from accumulated other comprehensive loss and charged directly to accumulated deficit in the consolidated balance sheet as of the earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the allowance for doubtful accounts; carrying values for goodwill, other intangible assets, and non-publicly held investments; restructuring charges for abandoned operating leases; and litigation accruals.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At June 30, 2004, we had approximately $311,000 of restricted cash classified in non-current other assets on the consolidated balance sheet. There were no restricted cash balances as of December 31, 2003.

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

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

In accordance with SFAS No. 144, long-lived assets, other than goodwill and non-amortized intangibles, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows.

Revenue Recognition

Consulting services

Consulting contracts with fixed-priced arrangements are recognized using the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and results of operations and are reflected in the consolidated financial statements in the period in which they are first identified.

Consulting services with fees based on time and materials or cost-plus are recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, as the services are performed (as measured by time incurred) and amounts earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically is reflective of progress against the contractual milestones or output measure, which is the contractual earnings pattern. Contingent or incentive revenues relating to consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

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

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Revenue and Credit Concentration

As of and for the six months ended June 30, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$2,304	$4,420	39.9%	$1,228	$3,591	64.0%
B	1,479	2,601	23.5%	—	—	—
C	363	811	7.3%	—	—	—
D	130	97	0.9%	166	590	11.0%

Total	$4,276	$7,929	71.6%	$1,394	$4,181	75.0%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2004 and 2003, were as follows (in thousands):

	2004		2003
Customer	Revenues	% of total revenues	Revenues	% of total revenues
A	$2,454	37.6%	$1,205	55.4%
B	1,660	25.4%	—	—
C	297	4.5%	—	—
D	48	0.7%	200	9.2%

Total	$4,459	68.2%	$1,405	64.5%

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,252)	$(1,170)	$(3,481)	$(2,363)
Add: Stock-based employee compensation included in reported net loss	450	102	921	193
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(517)	(4,093)	(1,100)	(9,032)

Pro forma	$(1,319)	$(5,161)	$(3,660)	$(11,202)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.09)	$(0.14)	$(0.17)
Pro forma	$(0.05)	$(0.38)	$(0.15)	$(0.83)

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

During the three and six months ended June 30, 2004 and 2003, the dilutive loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive. As a result, for the three and six months ended June 30, 2004 and for the three and six months ended June 30, 2003, potentially dilutive common shares of 9,557,375 and 4,242,713, respectively, were excluded from the computation of diluted loss per common share. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004 and 247,939 common shares that were previously held in escrow in connection with the acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) in 2001 are only included in the loss per share calculation subsequent to their release date of March 31, 2003.

(2) Liquidity

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

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

(3) Acquisitions

B2e Markets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results will be included in the Company’s results effective with the acquisition date (see note 9 to these consolidated financial statements).

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Tigris

On January 30, 2004, a wholly-owned direct subsidiary of Verticalnet merged with and into Tigris, a privately-held strategic sourcing and supply chain consulting firm based in New York City. Tigris’ results have been included in the Company’s results since January 31, 2004.

We acquired Tigris because our Board of Directors and management believed that the acquisition would enhance our capability to deliver sourcing and supply chain services to the enterprise customer market by enhancing our spend analysis, software, and strategic sourcing domain expertise plus we added additional technology tools in the area of bid optimization and advanced sourcing tools.

Pursuant to the merger agreement, the sole shareholder of Tigris received, in exchange for tendering his shares, a combination of cash and stock. In addition, fully vested options to purchase Tigris common stock held by Tigris employees were exchanged for options to purchase Verticalnet common stock at a rate of 0.338 Verticalnet shares per Tigris share.

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consisted of fees paid for professional services. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued on the date of closing at approximately $5.7 million (355,029 shares were held in escrow until they were released to Tigris’ shareholder on April 30, 2004), issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The value of the Verticalnet stock issued to the sole Tigris shareholder was based upon the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement, which was $3.07. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 - 10 years
Expected volatility	138.02%
Risk free interest rate	3.17% - 4.16%

In accordance with SFAS No. 141, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by an independent third-party valuation firm. The total purchase price was allocated as follows (in thousands):

Current assets	$3,380
Property and equipment	1,048
Goodwill	4,924
Intangible assets	3,570

Total assets acquired	12,922
Current liabilities, less assumed debt	(826)

Total purchase price	$12,096

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $8.5 million, which was allocated to customer contracts and relationships, a strategic relationship, a non-compete agreement and goodwill in the amounts of $1.8 million, $1.5 million, $200,000, and $4.9 million, respectively. The amortization of the customer contracts and relationships and strategic relationship intangible assets are based on an attrition analysis and the non-compete intangible asset is being amortized on a straight line basis. The following are the estimated amortization percentages by year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Customer contracts and relationships	47.3%	37.6%	15.1%	—	—
Strategic relationship	31.1%	24.3%	19.9%	13.9%	10.8%
Non-compete agreement	20.0%	20.0%	20.0%	20.0%	20.0%

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma information does not include the recent acquisition of B2eMarket, as the historical financial statements and intangible valuations are not yet available. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma information for the six months ended June 30, 2004 combines the historical results for Verticalnet for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The unaudited pro forma information for the three and six months ended June 30, 2003 combines the historical results for Verticalnet for the three and six months ended June 30, 2003 and the historical results for Tigris for the three and six months ended June 30, 2003. The following amounts, except per share amounts, are in thousands.

	Three months ended June 30,	Six months ended June 30,
	2003	2004	2003
Revenue	$4,665	$12,053	$10,443
Net loss	$(1,301)	$(3,401)	$(3,033)
Loss per share	$(0.08)	$(0.14)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	15,546	24,798	15,232

The unaudited pro forma information reflects the following adjustments (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2003	2004	2003
Base rent adjustment	$(119)	$(40)	$(238)
Amortization of other intangibles	$346	$92	$693
Adjustment to executive salary	$(21)	$4	$(41)
Additional weighted average shares outstanding	1,870	298	1,693

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	June 30, 2004	December 31, 2003
Accounts receivable, trade	$5,310	$1,910
Unbilled accounts receivable	763	23
Retainage	92	505
Other receivables	40	19

	6,205	2,457
Less: allowance for doubtful accounts	(24)	—

	$6,181	$2,457

Property and equipment consists of the following balances (in thousands):

	June 30, 2004	December 31, 2003
Software	$1,365	$1,386
Computer equipment	1,189	933
Office equipment and furniture	102	86
Leasehold improvements	917	102

	3,573	2,507
Less: accumulated depreciation and amortization	(2,536)	(2,391)

	$1,037	$116

(5) Goodwill and Other Intangibles

We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 requires reassessment of the useful lives of previously recognized intangible assets.

The goodwill balance consists of $4.9 million from the Tigris acquisition, which occurred in January 2004.

The following table reflects the components of amortizable intangible assets as of June 30, 2004 and December 31, 2003 (in thousands). Additions during the six months ended June 30, 2004 relate entirely to the Tigris acquisition.

	Gross Carrying Amount	Accumulated Amortization
June 30, 2004
Existing technology	$1,925	$1,604
Customer contracts and relationships	4,145	1,207
Non-compete agreement	200	17

	$6,270	$2,828

December 31, 2003
Existing technology	$1,925	$1,283
Customer contracts	775	517

	$2,700	$1,800

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

(6) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases as of June 30, 2004 (in thousands):

	Lease Obligations
	Capital (b)	Operating	Total
2004 (a)	$36	$380	$416
2005	51	646	697
2006	30	556	586
2007	—	329	329
2008	—	290	290
Thereafter	—	580	580

Total	$117	$2,781	$2,898

(a)	Reflects amounts payable over the last six months of 2004
(b)	Capital lease balances exclude future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of June 30, 2004.

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least November 30, 2004. The Company expects to continue to lease on a quarterly basis unless other arrangements are made.

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Verticalnet, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

(8) Capital Stock

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $485,000. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed Waiver Letter Agreements with certain warrantholders, which resulted in those warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined in the warrants, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement provision, the fair value of the modified warrants ($346,000) were reclassified from other current liabilities to additional paid-in capital. Upon the exercise of the remaining warrants in February 2004, the fair value of these warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 1,218,209 shares of common stock at $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

(9) Subsequent Events

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. The aggregate purchase price of the B2eMarkets acquisition was $14.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking and professional services. The consideration included the issuance of 5,100,000 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million. The value of the Verticalnet stock issued to the B2eMarket shareholders was based upon the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement, which was $1.29. The note accrues interest at the rate of 8% per annum; half of the principal amount is due and payable on July 16, 2007 and the remaining half is due and payable on July 16, 2008. The note is convertible into 2,949,204 shares of Verticalnet common stock, subject to approval by Verticalnet’s shareholders. If the conversion feature of the note is approved by Verticalnet’s shareholders, then either Verticalnet or the noteholders can require the conversion of the note into Verticalnet common stock.

The Company has engaged a third party valuation firm to value the intangibles acquired in the B2eMarkets acquisition. That firm has not yet completed its valuation work. In addition, the financial statements of B2eMarkets are not yet available. Therefore, we have not provided any information concerning the purchase price allocation or pro forma results of operations.

On August 6, 2004 we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at $1.25 per share. Shareholders’ equity will increase by $2.8 million as a result of this private placement.

The shares of common stock have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors absent registration or an applicable exemption from the registration requirements. Verticalnet has agreed to file a registration statement covering the resale of the securities issued in this transaction.

Item 2. Managem ent’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management. Our solutions provide our clients with the visibility, insight, and control required to identify, realize, and sustain value from supply management initiatives.

Verticalnet’s software customers have purchased our software via a perpetual license, or time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and ASP hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

In addition to implementation services, our consultants provide customers with supply management business process consulting, primarily in the areas of Spend Analysis and Advanced Sourcing. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. Most professional services engagements also include short-term licenses of Verticalnet technology required to complete the engagement. Examples of such technology include our Advanced Bid Collection and Bid Analysis Optimization software.

In addition to our packaged applications and implementation services, Verticalnet offers custom software development for customers that desire to build additional supply management capabilities. Verticalnet’s Solution Center works with clients to define custom development requirements and build out the required functionality. Verticalnet offers a flexible software platform that enables rapid, cost effective custom development for customers with advanced, complex requirements. Our Solution Center approach allows Verticalnet to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms.

Historically, we derived our revenue primarily from the sale of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services. As a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we expect to see an increase in the proportion of our revenue coming from software license, subscription, and maintenance revenues.

Acquisitions

Tigris Corp.

In January 2004, a wholly-owned direct subsidiary of Verticalnet merged with and into Tigris, a privately-held strategic sourcing and supply chain consultancy based in New York City. The acquisition brings together Verticalnet’s Spend Analysis and Supply Management software with Tigris’ extensive spend analysis and strategic sourcing expertise. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued at approximately $5.7 million, issuance of employee options to purchase 751,670 shares of our common stock valued at $2.2 million and assumed debt of approximately $346,000.

B2eMarkets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. The aggregate purchase price of the B2eMarkets acquisition was $14.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal and accounting services. The consideration included the issuance of 5,100,000 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million. The value of the Verticalnet stock issued to the B2eMarket shareholders was based upon the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement, which was $1.29. The note accrues interest at the rate of 8% per annum; half of the principal amount is due and payable on July 16, 2007 and the remaining half is due and payable on July 16, 2008. The note is convertible into 2,949,204 shares of Verticalnet common stock, subject to approval by Verticalnet’s shareholders. If the conversion feature of the note is approved by Verticalnet’s shareholders, then either Verticalnet or the noteholders can require the conversion of the note into Verticalnet common stock.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Software license	3%	2%	3%	5%
Services and maintenance	97%	98%	97%	95%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Cost of software license	1%	1%	0%	1%
Cost of services and maintenance	40%	22%	40%	20%
Amortization of acquired technology and customer contracts	5%	10%	6%	8%

Total cost of revenues	46%	33%	46%	29%

Gross profit	54%	67%	54%	71%

Operating expenses:
Research and development	19%	41%	22%	36%
Sales and marketing	22%	27%	23%	22%
General and administrative	21%	40%	26%	42%
Restructuring reversal	0%	(14)%	0%	(6)%
Stock-based compensation	7%	5%	8%	3%
Amortization of other intangible assets	4%	0%	3%	0%

Total operating expenses	73%	99%	82%	98%

Operating loss	(19)%	(32)%	(29)%	(27)%

Interest and other expense, net	1%	22%	3%	15%

Net loss	(19)%	(54)%	(31)%	(42)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	As of June 30,
	2004			2003
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	49	—	49	14	—	14
Research and development	23	25	48	34	—	34
Sales and marketing	16	—	16	6	—	6
General and administrative	18	—	18	9	—	9

	106	25	131	63	—	63

REVENUES

	Three months ended June 30,		Difference		Six months ended June 30,		Difference
(in thousands)	2004	2003	$	%	2004	2003	$	%
Software license	$180	$35	$145	414.3%	$319	$274	$45	16.4%
Services and maintenance	6,355	2,142	4,213	196.7%	10,752	5,334	5,418	101.6%

Total revenues	$6,535	$2,177	$4,358	200.2%	$11,071	$5,608	$5,463	97.4%

Revenues are comprised of software licenses, professional services, and maintenance revenues.

The increase in total revenues for the three and six months ended June 30, 2004 compared to the corresponding period in 2003 is primarily due to the Tigris acquisition which occurred on January 30, 2004, as well as growth in Verticalnet’s historical business. On a pro forma basis reflecting the combined results of Verticalnet and Tigris (see note 3 to the consolidated financial statements), revenues for the three and six months ended June 30, 2004 increased approximately $1.9 million or 40.1%, and $1.6 million or 15.4%, respectively, over the same periods in 2003 as a result of the increase in its demand for its products and services.

Revenues and Credit Concentration

As of and for the six months ended June 30, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$2,304	$4,420	39.9%	$1,228	$3,591	64.0%
B	1,479	2,601	23.5%	—	—	—
C	363	811	7.3%	—	—	—
D	130	97	0.9%	166	590	11.0%

Total	$4,276	$7,929	71.6%	$1,394	$4,181	75.0%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2004 and 2003, were as follows (in thousands):

	2004		2003
Customer	Revenues	% of total revenues	Revenues	% of total revenues
A	$2,454	37.6%	$1,205	55.4%
B	1,660	25.4%	—	—
C	297	4.5%	—	—
D	48	0.7%	200	9.2%

Total	$4,459	68.2%	$1,405	64.5%

COST OF REVENUES

	Three months ended June 30,		Difference		Six months ended June 30,		Difference
(in thousands)	2004	2003	$	%	2004	2003	$	%
Cost of software license	$44	$15	$29	193.3%	$54	$43	$11	25.6%
Cost of services and maintenance	2,641	482	2,159	447.9%	4,427	1,119	3,308	295.6%
Amortization of acquired technology and customer contracts	325	225	100	44.4%	650	450	200	44.4%

Total cost of revenues	$3,010	$722	$2,288	316.9%	$5,131	$1,612	$3,519	218.3%

The cost of software license is comprised primarily of royalties on technology contained in our products that is licensed from third parties. The increase in the cost of software is primarily due to the increase in eligible revenues associated with the licensed technologies.

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

OPERATING EXPENSES

	Three months ended June 30,		Difference		Six months ended June 30,		Difference
(in thousands)	2004	2003	$	%	2004	2003	$	%
Research and development	$1,248	$903	$345	38.2%	$2,445	$2,022	$423	20.9%
Sales and marketing	1,459	590	869	147.3%	2,525	1,248	1,277	102.3%
General and administrative	1,341	867	474	54.7%	2,835	2,356	479	20.3%
Restructuring reversal	—	(302)	302	(100.0)%	—	(309)	309	(100.0)%
Stock-based compensation	450	102	348	341.2%	921	193	728	377.2%
Amortization of other intangible assets	246	—	246	100.0%	377	—	377	100.0%

Total operating expenses	$4,744	$2,160	$2,584	119.6%	$9,103	$5,510	$3,593	65.2%

Research and Development

Research and development costs consist primarily of headcount-related costs of the Company’s product strategy, development, and testing employees. As a result of the increase in demand for our product and services we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the first quarter of 2004, whereby a significant portion of our product development operations were shifted to India. Although our net headcount related costs increased $208,000 and $152,000 for the three and six months ended June 30, 2004, respectively, the cost to hire and maintain the same number of employees on-shore would have resulted in a much larger increase in net headcount cost. Third-party consulting (other then off-shore development) and infrastructure costs accounted for the remaining increases of $137,000 and $271,000 for the three and six months ended June 30, 2004.

As of June 30, 2004, the Company had a total of 48 people dedicated to development, which includes 25 contractors and dedicated offshore developers, compared to 34 total development headcount as of June 30, 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, and related travel expenses. The increase in sales and marketing expenses for the three and six months ended June 30, 2004 compared to the same periods in 2003 was primarily a result of the Tigris acquisition, an increase in marketing related costs and the increase in the number of sales personnel.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel. General and administrative expenses for the three and six months ended June 30, 2004 increased compared to the same periods in 2003 primarily due to the reversal of accruals in the prior period relating to the cancellation of certain capital and operating leases of approximately $653,000. For the three and six months ended June 30, 2004, the Tigris acquisition resulted in overall general and administrative costs increasing by approximately $139,000 and $263,000, respectively, and headcount related costs increased by approximately $59,000 and $196,000, respectively, due to additional hires. For the three and six months ended June 30, 2004, these costs were partially offset by decreases in depreciation expense, which decreased by $115,000 and $223,000, respectively, and a decrease in other general and administrative expenses, including professional services and insurance, of approximately $262,000 and $263,000 for the three and six months ended June 30, 2004, respectively. For the six months ended June 30, 2004, these costs were further offset by a decrease of approximately $147,000 in office equipment leasing costs, which is a result of the renegotiation our lease liabilities during 2003.

Restructuring reversal

Restructuring reversal for the three and six months ended June 30, 2003 primarily reflects the net adjustment to the restructuring accrual for our former San Francisco operating lease.

Amortization Expenses

The increase in stock-based compensation expense for the three and six months ended June 30, 2004 as compared to the same period in 2003 was a result of the continued amortization of costs related to options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation, as well as the amortization of restricted stock awarded to Tigris employees.

The increase in amortization of other intangible assets was due entirely to the amortization of intangible assets resulting from the Tigris acquisition.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Warrant mark-to-market adjustment	$—	$—	$281	$—
Interest expense, net	—	490	3	978
(Gain) loss on asset disposal	(2)	—	(2)	9
Transaction (gain) loss	—	(25)	1	(25)
Realized loss (gain) on investments	35	—	35	(113)

Interest and other expense, net	$33	$465	$318	$849

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

Interest expense decreased significantly for the three and six months ended June 30, 2004, as compared to the same periods in 2003, due to the repurchase of $6.5 million of our 5 ¼% convertible subordinated debentures, which occurred in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands, except ratios)	June 30, 2004	December 31, 2003
Cash and cash equivalents	$6,966	$4,408
Accounts receivable, net	$6,181	$2,457
Working capital	$7,570	$2,683
Current ratio	2.17	1.57
Total debt, including current portion	$1,320	$757

	2004	2003
For the six months ended June 30:
Cash flow activities:
Net cash used in operating activities	$(615)	$(5,331)
Net cash provided by (used in) investing activities	(4,212)	2,917
Net cash provided by financing activities	7,386	81

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenues generated from the licensing of its software products and the sale of consulting services.

Operating activities

During the six months ended June 30, 2004, net cash used in operating activities was $615,000, which primarily consisted of the net loss of $3.5 million offset by depreciation and amortization and other non-cash related charges of $2.4 million, as well as changes in current assets and current liabilities, net of the effect of the Tigris acquisition, of $418,000.

The improvement in net cash used in operating activities was primarily due to the Company amending the lease agreement with its primary landlord, the buy-out of certain operating leases in the prior year, and the reduction in the net loss excluding non-cash items. Payments applied against the restructuring accrual represented $2.3 million of the net change in accounts payable and accrued expenses during the six months ended June 30, 2003. The net loss excluding non-cash items decreased to $1.0 million for the six months ended June 30, 2004 from $2.5 million during the same period in 2003, due to the acquisition of Tigris and the continual growth of the historical Verticalnet business.

As a result of the B2eMarkets acquisition (see note 9 to the consolidated financial statements), we expect to see a short term affect on our operating cash flows. While we generated a small amount of cash flow from operations this quarter, we believe that the B2eMarkets transaction will be dilutive to cash flow from operations for the next 2 to 3 quarters. We expect that a significant portion of the decrease in operating cash flows to be a result of one-time expenditures such as the reduction of assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisition will help us achieve increased software and subscription revenues, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During the six months ended June 30, 2004, net cash used in investing activities was $4.2 million and primarily consisted of $3.8 million related to the Tigris acquisition, net of cash acquired, and an increase of $311,000 in restricted cash as a result of a lease acquired through the Tigris acquisition.

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

As a result of the B2eMarkets acquisition (see note 9 to the consolidated financial statements) over the next two quarters cash used in investing activities will be effected by payments related to transaction costs incurred during the B2eMarkets acquisition of approximately $2.4 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2004 of $7.4 million consisted of $7.0 million of net proceeds from the issuance of common stock and warrants, $394,000 of proceeds from warrant exercises and $318,000 of proceeds from the exercise of stock options, offset by $349,000 of principal payments on long-term debt and capital lease obligations.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock at a purchase price of $2.02 per share along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In February 2004, 320,000 warrants from the August 2003 private placement were exercised at $1.20 per share. The Company received $345,000 in net proceeds from the exercise of these warrants.

In April 2004, 40,000 warrants from the October 2003 private placement were exercised at $1.35 per share. The Company received $49,000 in net proceeds from the exercise of these warrants.

We believe that our level of liquid assets as of June 30, 2004 will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

Contractual Commitments

The following table outlines future contractual commitments as of June 30, 2004, and therefore does not include any contractual commitments stemming from the B2eMarket acquisition (see note 9 to the consolidated financial statements).

Expected Cash Payments by Period

(in thousands)

	2004 (a)	2005	2006	2007	2008	Due after 2008	Total
Convertible notes	$728	$—	$—	$—	$—	$—	$728
Operating leases	380	646	556	329	290	580	2,781
Capital leases (b)	36	51	30	—	—	—	117
Purchase obligations	109	182	—	—	—	—	291
Other obligations (c)	389	—	—	—	—	—	389

Total	$1,642	$879	$586	$329	$290	$580	$4,306

(a)	Reflects amounts payable over the last six months of 2004
(b)	Capital lease balances exclude future interest obligations.
(c)	Represents insurance policies financed for 2004.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2004 and December 31, 2003, we were not involved with any unconsolidated SPEs or VIEs and we had no derivatives.

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

As of June 30, 2004, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate most of our revenues and accounts receivable from two customers.

For the six months ended June 30, 2004, two customers accounted for $7.0 million or 63% of our total revenues. Any termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial conditions.

As of June 30, 2004, these two customers accounted for $3.8 million of our accounts receivable balance. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances.

We have contractual obligations to provide consulting services over many periods.

We maintain a professional services and consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing against customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to obtain sufficient work to keep all of our professionals on revenue generating projects, our business, financial condition, and results of operations may be adversely affected.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. A continued listing on the Nasdaq SmallCap Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Our stock closed above $1.00 on August 5, 2004.

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

We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers become impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. Our products may be impacted if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

We have begun to shift a significant portion of our product development operations to India, which poses significant risks.

Since September 2003, an unrelated third-party has provided us with software development services in Bangalore, India. We have continued to increase the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

As of June 30, 2004 and December 31, 2003, we held cost method investments with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of June 30, 2004, the holders of 2,476,192 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Dulles, Virginia operated by ServerVault, Inc. We do not control the operation of this facility, and it may be subject to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. It may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the ServerVault facility to provide our required data communications capacity could result in interruptions in our service.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our on-demand applications may be perceived as not being secure and customers may curtail or stop using our service.

Our on-demand supply management application model involves the storage, analysis and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If the third party software we use to support and enable our applications is subject to intrusion or corruption by third parties, our applications could become unstable or unavailable to our customers.

We use third party software to support or enable our applications which may be subject to intrusion or corruption by third parties, which may render our on-demand applications unstable or unavailable to our customers. While we are not aware of any such intrusion, if an actual or perceived intrusion or corruption of our applications or third party software which we use to support or enable our applications occurs, and our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers.

If our on-demand application model is not widely accepted, our operating results will be harmed.

We expect to derive a portion of our revenue from subscriptions to our on-demand applications. As a result, widespread acceptance of our on-demand supply management applications is critical to our future success. Factors that may affect market acceptance of our on-demand applications include:

•	potential reluctance by enterprises to migrate to an on-demand application model;

•	the price and performance of our on-demand applications;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services; and

•	potential reluctance by enterprises to trust third parties to store and manage their internal data.

Many of these factors are beyond our control. The inability of our on-demand applications model to achieve widespread market acceptance would harm our business.

Because we will recognize revenue from subscriptions for our applications over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We will recognize a portion of our revenue from subscription customers monthly over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, a portion of the revenue we report in each quarter will be deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model will also make it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We do not have an adequate history with our subscription model to predict the rate of customer subscription renewals and the impact these renewals will have on our revenue or operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and some customers have elected not to do so. In addition, our customers may not renew unless we offer lower prices or agree to reduce the number of users. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our applications or the customers’ ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our supply management applications, our revenue may decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or functions of our applications, additional applications, or additional services to our current customers. This may require increasingly sophisticated and costly sales efforts that are targeted at our customers’ senior management. If these efforts are not successful, our business may suffer.

Any failure to adequately expand our direct sales force will impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services will suffer.

Item 3. Quantita tive and Qualitative Disclosures About Market Risk

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, in compliance with our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. As of June 30, 2004, our portfolio of investments included $7.0 million in cash and cash equivalents. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at June 30, 2004. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of June 30, 2004, we hold cost method equity investments with a carrying value of $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

We held no derivatives as of June 30, 2004.

Item 4. Contro ls and Procedures

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

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHE R INFORMATION

ITEM 1. LEG AL PROCEEDINGS

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

ITEM 2. CHA NGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) None.

(c) None

(d) Not applicable.

(e) Not applicable.

ITEM 3. DEFAU LTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4. SUBMISSIO N OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

ITEM 5. OTH ER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated August 10, 2004. †

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated August 10, 2004. †

*	Filed herewith.
†	Furnished herewith.

(b) Reports on Form 8-K.

On April 7, 2004, we filed a Current Report on Form 8-K regarding our press release dated April 7, 2004, announcing Nasdaq’s confirmation that the Company had demonstrated compliance with all requirements for continued listing of its stock.

On April 13, 2004, we filed a Current Report on Form 8-K/A, which amends the Current Report on Form 8-K filed by the Registrant on February 17, 2004 regarding the acquisition of Tigris Corp.

On May 10, 2004, we furnished a Current Report on Form 8-K regarding our press release dated May 6, 2004, announcing our financial results for the first quarter ended March 31, 2004.

SIGNA TURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on August 10, 2004.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer