Form 10-Q
period 2004-09-30
VERTICALNET INC
filed 2004-11-12
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2004 was 33,950,610.

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,683	$4,408
Accounts receivable, net	6,918	2,457
Prepaid expenses and other current assets	741	520

Total current assets	13,342	7,385

Property and equipment, net	1,231	116
Other investments	606	606
Goodwill	16,311	—
Other intangible assets, net	6,438	900
Other assets	517	116

Total assets	$38,445	$9,123

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$259	$757
Accounts payable and accrued expenses	6,282	2,806
Deferred revenues	3,128	992
Other current liabilities	—	147

Total current liabilities	9,669	4,702

Promissory note, including accrued interest	4,100	—
Non-current portion of deferred revenues	249	—
Other long-term debt	50	—

Total liabilities	14,068	4,702

Commitments and contingencies (see Notes 2, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at September 30, 2004 and December 31, 2003	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 34,035,866 shares issued at September 30, 2004 and 19,454,126 shares issued at December 31, 2003	341	195
Additional paid-in capital	1,212,355	1,184,691
Deferred compensation	(1,395)	(405)
Accumulated other comprehensive loss	(339)	(352)
Accumulated deficit	(1,185,780)	(1,178,903)

	25,182	5,226
Treasury stock at cost, 65,636 shares at September 30, 2004 and December 31, 2003	(805)	(805)

Total shareholders’ equity	24,377	4,421

Total liabilities and shareholders’ equity	$38,445	$9,123

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software and software related	$1,613	$425	$3,426	$1,478
Services	4,638	1,420	13,896	5,975

Total revenues	6,251	1,845	17,322	7,453

Cost of revenues:
Cost of software and software related	568	136	1,098	455
Cost of services	2,730	336	6,681	1,179
Amortization of acquired technology and customer contracts	418	225	1,068	675

Total cost of revenues	3,716	697	8,847	2,309

Gross profit	2,535	1,148	8,475	5,144

Operating expenses:
Research and development	1,775	887	4,220	2,909
Sales and marketing	1,681	558	4,206	1,806
General and administrative	1,540	1,552	4,375	3,908
Restructuring reversal	—	(180)	—	(489)
Stock-based compensation (a)	372	165	1,293	358
Amortization of other intangible assets	366	—	743	—

Total operating expenses	5,734	2,982	14,837	8,492

Operating loss	(3,199)	(1,834)	(6,362)	(3,348)

Interest and other expense, net	197	5,760	515	6,609

Net loss	$(3,396)	$(7,594)	$(6,877)	$(9,957)

Basic and diluted loss per common share	$(0.11)	$(0.46)	$(0.26)	$(0.69)

Weighted average common shares outstanding:
Basic and diluted	31,808	16,336	26,953	14,482

(a)	For the three and nine months ended September 30, 2004 and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of revenues	$103	$33	$437	$67
Research and development	48	29	233	30
Sales and marketing	92	18	219	35
General and administrative	129	85	404	226

Total	$372	$165	$1,293	$358

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(6,877)	$(9,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,128	1,119
Stock-based compensation, net of cancellations	1,293	358
Accretion of promissory note and non-cash interest	201	—
Inducement expense related to debt conversion	—	5,707
Non-cash restructuring reversal	—	(489)
Realized loss (gain) on investments	35	(111)
Loss on disposal of property and equipment	—	8
Other non-cash items	282	(693)

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(259)	373
Prepaid expenses and other assets	749	742
Accounts payable and accrued expenses	(145)	(3,472)
Deferred revenues	185	73

Net cash used in operating activities	(2,408)	(6,342)

Investing activities:
Acquisitions, net of cash acquired	(5,090)	—
Purchase of short-term investments	(3,000)	—
Proceeds from sale of short-term investments	2,980	979
Proceeds from sale of available-for-sale investments	2	—
Restricted cash	(311)	1,685
Proceeds from sale of assets	—	292
Capital expenditures	(102)	(59)

Net cash provided by (used in) investing activities	(5,521)	2,897

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(633)	(71)
Payments to repurchase convertible notes	(728)	(1,289)
Proceeds from issuance of common stock and warrants, net	9,800	936
Proceeds from exercise of stock options and warrants	768	82

Net cash provided by (used in) financing activities	9,207	(342)

Effect of exchange rate fluctuation on cash and cash equivalents	(3)	25

Net increase (decrease) in cash and cash equivalents	1,275	(3,762)
Cash and cash equivalents - beginning of period	4,408	7,979

Cash and cash equivalents - end of period	$5,683	$4,217

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$62	$189

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock as consideration for the Tigris acquisition	$5,740	$—
Assumption of stock option plan as consideration for the Tigris acquisition	2,212	—
Issuance of promissory note as consideration for the B2eMarkets acquisition	3,899	—
Issuance of common stock as consideration for the B2eMarkets acquisition	6,579	—
Issuance of common stock and warrants to repurchase convertible notes	—	10,815

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	19,454	$195	$1,184,691	$(405)	$(352)	$(1,178,903)	$(805)	$4,421

Exercise of stock options	453	5	369	—	—	—	—	374
Exercise of warrants	360	3	391	—	—	—	—	394
Issuance of common stock and warrants, net	6,799	68	9,732	—	—	—	—	9,800
Issuance of common stock as consideration for acquisitions	6,970	70	12,249	—	—	—	—	12,319
Assumption of stock option plan as consideration for acquisition	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	121	—	—	—	—	121
Deferred stock-based compensation, net of cancellations	—	—	2,162	(2,162)	—	—	—	—
Adjustment to unrealized loss on available-for-sale securities	—	—	—	—	15	—	—	15
Amortization of deferred stock-based compensation, net	—	—	—	1,172	—	—	—	1,172
Net loss	—	—	—	—	—	(6,877)	—	(6,877)
Foreign exchange translation adjustment	—	—	—	—	(2)	—	—	(2)

Balance, September 30, 2004 (Unaudited)	34,036	$341	$1,212,355	$(1,395)	$(339)	$(1,185,780)	$(805)	$24,377

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(3,396)	$(7,594)	$(6,877)	$(9,957)
Foreign currency translation adjustment	(1)	15	(2)	13
Unrealized gain (loss) on investments:
Reclassification adjustment for realized loss included in net loss	—	—	15	—
Unrealized gain	—	14	—	25

Comprehensive loss	$(3,397)	$(7,565)	$(6,864)	$(9,919)

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we anticipate seeing an increase in the proportion of our revenue coming from the licensing of our products and maintenance.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

During the second quarter of 2004, the Company discovered that it had been accounting for the unrealized losses on certain short-term investments incorrectly. An other-than-temporary impairment charge should have been recorded in 2001. In financial statements prior to the second quarter of 2004, the Company reported these mark to market adjustments as a change in accumulated other comprehensive income (loss), a component of shareholders’ equity, in the consolidated balance sheet. Due to the immaterial impact on the earlier years, the cumulative net effect of approximately $0.4 million has been relieved from accumulated other comprehensive loss and charged directly to accumulated deficit in the consolidated balance sheet as of the earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the allowance for doubtful accounts; the assessment of the recoverability of goodwill and other intangible assets, non-publicly held investments; and litigation accruals.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At September 30, 2004, we had approximately $311,000 of restricted cash classified in non-current other assets on the consolidated balance sheet. There were no restricted cash balances as of December 31, 2003.

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

Revenue Recognition

Software and software related

Software and software related revenues have been principally derived from the licensing of our products, from maintenance and support contracts, and from hosting services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. As part of licensing our products a customers may also purchase custom development and implementation services from us, the revenue associated with these services are recognized under Services revenues as described below.

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

We recognize revenue related to software arrangements in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Software arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of the software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services were recognized on a percentage of completion basis.

Hosted term-based licenses, where the customer does not have the contractual right to take possession of the software, are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to

Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Revenues related to such arrangements are recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Arrangements that include professional services sold with hosted term-based licenses and support offerings are evaluated under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. To the extent the professional services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements, the consideration from the revenue arrangement is allocated among the separate elements based upon their relative fair values and consulting revenues are recognized as the services are rendered. The hosted term-based license, as well as any professional services that do not meet the above criteria, are recognized ratably over the term of the agreement. The Company’s arrangements do not contain general rights of return.

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

Consulting services with fees based on time and materials or cost-plus are recognized in accordance with SAB No. 104 as the services are performed (as measured by time incurred) and amounts earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically is reflective of progress against the contractual milestones or output measure, which is the contractual earnings pattern. Contingent or incentive revenues relating to consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

Revenue and Credit Concentration

As of and for the nine months ended September 30, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$918	$5,575	32.2%	$670	$4,566	61.3%
B	1,158	3,943	22.8%	—	—	—
C	720	1,168	6.7%	—	—	—
D	231	813	4.7%	214	1,015	13.6%

Total	$3,027	$11,499	66.4%	$884	$5,581	74.9%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended September 30, 2004 and 2003, were as follows (in thousands):

	2004		2003
Customer	Revenues	% of total revenues	Revenues	% of total revenues
A	$1,155	18.5%	$975	52.8%
B	1,342	21.5%	—	—
C	357	5.7%	—	—
D	431	6.9%	425	23.0%

Total	$3,285	52.6%	$1,400	75.8%

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeded the exercise price. For disclosure purposes, pro forma net loss and loss per common share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(3,396)	$(7,594)	$(6,877)	$(9,957)
Add: Stock-based employee compensation included in reported net loss	372	165	1,293	358
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(692)	(3,835)	(1,792)	(12,867)

Pro forma	$(3,716)	$(11,264)	$(7,376)	$(22,466)

Basic and diluted loss per common share:
As reported	$(0.11)	$(0.46)	$(0.26)	$(0.69)
Pro forma	$(0.12)	$(0.69)	$(0.27)	$(1.55)

Computation of Historical Loss Per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our previously outstanding 5 1/4% convertible subordinated debentures (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three and nine months ended September 30, 2004 and 2003, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive. As a result, for the three and nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, potentially dilutive common shares of 10,690,473 and 4,896,887, respectively, were excluded from the computation of diluted loss per common share. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004 and 247,939 common shares that were previously held in escrow in connection with the acquisition of Atlas Commerce, Inc. (“Atlas Commerce”) in 2001 are only included in the loss per share calculation subsequent to their release date of March 31, 2003.

Although currently not included in our weighted average shares outstanding calculation, any shares that may be issued related to the promissory note issued in connection with the B2eMarkets Acquisition (see Note 3) will have an impact on future calculations.

(2) Liquidity

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

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

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction.

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

(3) Acquisitions

B2e Markets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 19, 2004.

We acquired B2eMarkets because our Board of Directors and management believed that the acquisition would give Verticalnet the scale and a compelling combination of best of breed applications, comprehensive services, and deep domain expertise to meet the evolving and increasingly sophisticated demands of Global 2000 companies. In addition, our Board of Directors and management believed that the acquisition would provide our customers and prospects access to a complete set of solutions to take their supply management initiatives to the next level.

Pursuant to the merger agreement, the shareholders of B2eMarkets received, in exchange for tendering their shares, a combination of stock and a promissory note.

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking and professional services. The consideration included the issuance of 5,100,000 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The promissory note is being accreted using an effective interest rate of 12.2% annum. The value of the Verticalnet stock issued to the B2eMarket shareholders was based on $1.29 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The note accrues interest at the rate of 8% per annum, with half of the principal amount due and payable on July 16, 2007 and the remaining half due and payable on July 16, 2008. The interest expense is being recorded as a non-cash item on our statement of cash flows since the accrued interest will not be paid in cash if the note is converted. The note is convertible into 2,949,204 shares of Verticalnet common stock, subject to approval by Verticalnet’s shareholders. If the conversion feature of the note is approved by Verticalnet’s shareholders, then either Verticalnet or the noteholders can require the conversion of the note into Verticalnet common stock.

In accordance with SFAS No. 141, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation performed by an independent third-party valuation firm. The total purchase price was allocated as follows (in thousands):

Current assets	$1,611
Property and equipment	280
Other assets	19
Goodwill	11,389
Intangible assets	3,780

Total assets acquired	17,079
Current liabilities	(4,171)

Total purchase price	$12,908

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $15.2 million, which was allocated to non-compete agreements, customer contracts, customer relationships, acquired technology, and goodwill in the amounts of $40,000, $610,000, $1.5 million, $1.6 million, and $11.4 million, respectively. The amortization of the customer contracts and customer relationships intangible assets are based on an attrition analysis and the non-compete agreements and acquired technology intangible assets are being amortized on a straight line basis. The following are the estimated amortization percentages by year:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Non-compete agreements	100.0%	—	—	—	—	—
Customer contracts	66.7%	33.3%	—	—	—	—
Customer relationships	4.0%	21.0%	30.0%	21.0%	15.0%	9.0%
Acquired technology	33.3%	33.3%	33.4%	—	—	—

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

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consisted of fees paid for professional services. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued on the date of closing at approximately $5.7 million (355,029 shares were held in escrow until they were released to Tigris’ shareholder on April 30, 2004), issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The value of the Verticalnet stock issued to the sole Tigris shareholder was based on $3.07, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 - 10 years
Expected volatility	138.02%
Risk free interest rate	3.17% - 4.16%

In accordance with SFAS No. 141, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation performed by an independent third-party valuation firm. The total purchase price was allocated as follows (in thousands):

Current assets	$3,380
Property and equipment	1,048
Goodwill	4,922
Intangible assets	3,570

Total assets acquired	12,920
Current liabilities, less assumed debt	(826)

Total purchase price	$12,094

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $8.5 million, which was allocated to customer contracts and relationships, a strategic relationship, a non-compete agreement, and goodwill in the amounts of $1.8 million, $1.5 million, $200,000, and $4.9 million, respectively. The amortization of the customer contracts and relationships and strategic relationship intangible assets are based on an attrition analysis and the non-compete intangible asset is being amortized on a straight line basis. The following are the estimated amortization percentages by year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Customer contracts and relationships	47.3%	37.6%	15.1%	—	—
Strategic relationship	31.1%	24.3%	19.9%	13.9%	10.8%
Non-compete agreement	20.0%	20.0%	20.0%	20.0%	20.0%

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, B2eMarkets, and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the nine months ended September 30, 2004 combines the historical results for Verticalnet for the nine months ended September 30, 2004, the historical results for B2eMarkets for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The unaudited pro forma information for the three and nine months ended September 30, 2003 combines the historical results for Verticalnet, B2eMarkets, and Tigris for the three and nine months ended September 30, 2003. The following pro forma information is in thousands, except per share amounts.

	Three months ended September 30,	Nine months ended September 30,
	2003	2004	2003
Revenue	$7,025	$22,187	$20,607
Net loss	$(8,823)	$(10,461)	$(17,950)
Loss per share	$(0.38)	$(0.34)	$(0.84)
Weighted average shares outstanding
Basic and diluted	23,306	30,875	21,334

The unaudited pro forma information reflects the following adjustments (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2003	2004	2003
Base rent adjustment	$(119)	$(40)	$(356)
Amortization of other intangibles	$611	$671	$1,832
Adjustment to executive salary	$(21)	$4	$(62)
Accrued interest expense on promissory note	$121	$259	$359
Accretion on carrying value of promissory note	$129	$276	$376
Additional weighted average shares outstanding	6,970	3,922	6,852

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	September 30, 2004	December 31, 2003
Accounts receivable, trade	$6,414	$1,910
Unbilled accounts receivable	362	23
Retainage	114	505
Other receivables	62	19

	6,952	2,457
Less: allowance for doubtful accounts	(34)	—

	$6,918	$2,457

Property and equipment consists of the following balances (in thousands):

	September 30, 2004	December 31, 2003
Software	$1,604	$1,386
Computer equipment	1,277	933
Office equipment and furniture	132	86
Leasehold improvements	919	102

	3,932	2,507
Less: accumulated depreciation and amortization	(2,701)	(2,391)

	$1,231	$116

(5) Goodwill and Other Intangibles

We adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, SFAS No. 142 requires reassessment of the useful lives of previously recognized intangible assets.

The goodwill balance consists of $4.9 million from the Tigris acquisition, which occurred in January 2004 and $11.4 million from the B2eMarkets acquisition which occurred in July 2004.

The following table reflects the components of amortizable intangible assets as of September 30, 2004 and December 31, 2003 (in thousands). Additions during the nine months ended September 30, 2004 relate to the Tigris and B2eMarkets acquisitions.

	Gross Carrying Amount	Accumulated Amortization
September 30, 2004
Acquired technology	$3,574	$1,874
Customer contracts and relationships	6,235	1,702
Non-compete agreements	240	35

	$10,049	$3,611

December 31, 2003
Acquired technology	$1,925	$1,283
Customer contracts	775	517

	$2,700	$1,800

(6) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases as of September 30, 2004 (in thousands):

	Lease Obligations
	Capital (b)	Operating	Total
2004 (a)	$16	$298	$314
2005	54	935	989
2006	30	795	825
2007	—	515	515
2008	—	413	413
Thereafter	—	580	580

Total	$100	$3,536	$3,636

(a)	Reflects amounts payable over the last three months of 2004
(b)	Capital lease balances exclude future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of September 30, 2004.

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least February 28, 2005. The Company is considering moving its corporate headquarters and entering into a longer term lease arrangement with a different landlord.

The Company licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customers, and generally includes provisions for indemnifying the customers against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

(7) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an Order denying a Motion made by the defendants to dismiss the actions in their entirety, but granting the Motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

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

In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant to Verticalnet. The Company responded to the PaDCED that it believes it had substantially complied with the conditions. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas, although the Complaint has not yet been served upon us. The Complaint seeks to recover the total amount of the grant to Verticalnet. We would prefer to amicably resolve the matter. We believe that we have adequately reserved for the anticipated liability and foresee no material impact on our financial results or condition.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et. al. v. Vertical Net Inc., et. al., C.A. No. 04-4455. The complaint alleges that, in connection with the issuance of the Company’s stock to the plaintiffs as part of the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering the stock, updating the registration of the stock, releasing the stock from lock-ups and releasing the stock from escrows. Plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(8) Capital Stock

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at an exercise price of $1.20 per share, which were valued at $485,000. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed Waiver Letter Agreements with certain warrantholders, which resulted in those warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined in the warrants, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement provision, the fair value of the modified warrants ($346,000) were reclassified from other current liabilities to additional paid-in capital. Upon the exercise of the remaining warrants in February 2004, the fair value of these warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction.

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

Verticalnet’s software customers license our software via a perpetual license or time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and ASP hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we anticipate seeing an increase in the proportion of our revenue coming from the licensing of our products and maintenance.

Acquisitions

B2eMarkets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The value of the Verticalnet stock issued to the B2eMarket shareholders was based on $1.29 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The note accrues interest at the rate of 8% per annum, with half of the principal amount due and payable on July 16, 2007 and the remaining half due and payable on July 16, 2008. The note is convertible into 2,949,204 shares of Verticalnet common stock, subject to approval by Verticalnet’s shareholders. If the conversion feature of the note is approved by Verticalnet’s shareholders, then either Verticalnet or the noteholders can require the conversion of the note into Verticalnet common stock.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2004 AND 2003

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software and software related	25.8%	23.0%	19.8%	19.8%
Services	74.2%	77.0%	80.2%	80.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of software and software related	9.1%	7.4%	6.3%	6.1%
Cost of services	43.7%	18.2%	38.6%	15.8%
Amortization of acquired technology and customer contracts	6.7%	12.2%	6.2%	9.1%

Total cost of revenues	59.5%	37.8%	51.1%	31.0%`

Gross profit	40.5%	62.2%	48.9%	69.0%

Operating expenses:
Research and development	28.4%	48.1%	24.4%	39.0%
Sales and marketing	26.9%	30.2%	24.3%	24.2%
General and administrative	24.6%	84.1%	25.3%	52.4%
Restructuring reversal	—	(9.8)%	—	(6.6)%
Stock-based compensation (a)	6.0%	8.9%	7.5%	4.8%
Amortization of other intangible assets	5.9%	—	4.3%	—

Total operating expenses	91.8%	161.5%	85.8%	113.8%

Operating loss	(51.3)%	(99.3)%	(36.9)%	(44.8)%

Interest and other expense, net	3.2%	312.2%	3.0%	88.7%

Net loss	(54.5)%	(411.5)%	(39.9)%	(133.5)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	September 30,
	2004			2003
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	65	—	65	14	—	14
Research and development	43	36	79	22	—	22
Sales and marketing	27	—	27	8	—	8
General and administrative	18	—	18	10	—	10

Total	153	36	189	54	—	54

REVENUES

	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
(in thousands)	2004	2003	$	%	2004	2003	$	%
Software and software related	$1,613	$425	$1,188	279.5%	$3,426	$1,478	$1,948	131.8%
Services	4,638	1,420	3,218	226.6%	13,896	5,975	7,921	132.6%

Total revenues	$6,251	$1,845	$4,406	238.8%	$17,322	$7,453	$9,869	132.4%

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

The increase in total revenues for the three and nine months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to the Tigris acquisition which occurred on January 30, 2004 and the B2eMarkets acquisition, which occurred on July 19, 2004, as well as growth in Verticalnet’s historical business.

On a pro forma basis, reflecting the combined results of Verticalnet, B2eMarkets, and Tigris (see note 3 to the consolidated financial statements), revenues for the three and nine months ended September 30, 2004 decreased approximately $0.8 million or 11.0%, and increased $1.6 million or 7.7%, respectively, over the same periods in 2003.

Revenues and Credit Concentration

As of and for the nine months ended September 30, 2004 and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003
Customer	Accounts receivable balance (a)	Revenues	% of total revenues	Accounts receivable balance (a)	Revenues	% of total revenues
A	$918	$5,575	32.2%	$670	$4,566	61.3%
B	1,158	3,943	22.8%	—	—	—
C	720	1,168	6.7%	—	—	—
D	231	813	4.7%	214	1,015	13.6%

Total	$3,027	$11,499	66.4%	$884	$5,581	74.9%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended September 30, 2004 and 2003, were as follows (in thousands):

	2004		2003
Customer	Revenues	% of total revenues	Revenues	% of total revenues
A	$1,155	18.5%	$975	52.8%
B	1,342	21.5%	—	—
C	357	5.7%	—	—
D	431	6.9%	425	23.0%

Total	$3,285	52.6%	$1,400	75.8%

COST OF REVENUES

(in thousands)	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
	2004	2003	$	%	2004	2003	$	%
Cost of software and software related	$568	$136	$432	317.6%	$1,098	$455	$643	141.3%
Cost of services	2,730	336	2,394	712.5%	6,681	1,179	5,502	466.7%
Amortization of acquired technology and customer contracts	418	225	193	85.8%	1,068	675	393	58.2%

Total cost of revenues	$3,716	$697	$3,019	433.1%	$8,847	$2,309	$6,538	283.2%

Cost of software and software related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services. Also included is the cost of royalties on technology contained in our products that is licensed from third parties. The increase in software and software related costs was primarily related to the acquisition of B2eMarkets, which accounted for an increase of $468,000 for the three and nine months ended September 30, 2004. For the three months ended September 30, 2004, the costs were offset by a net decrease of $36,000 in historical Verticalnet related salary, hosting and facilities costs. For the nine months ended September 30, 2004, historical Verticalnet related salary and facilities costs increased by $134,000 and $53,000, respectively and were offset by a decrease in hosting costs of $12,000.

Cost of services

The cost of services includes the cost of the Company’s consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services. The increase in the three and nine months ended September 30, 2004 was primarily due to the Tigris and B2eMarkets acquisitions that occurred in 2004. The addition of the Tigris and B2eMarkets businesses represented $2.4 million and $5.9 million of the increase for the three and nine months ended September 30, 2004, respectively. Historical Verticalnet headcount related costs increased by $362,000 and $2.0 million for the three and nine months ended September 30, 2004. These costs were offset by decreases in third party consulting of $221,000 and $823,000 and $97,000 and $1.5 million in travel and facilities related costs for the three and nine months ended September 30, 2004, respectively.

Amortization of acquired technology and customer contracts

Amortization of acquired technology and customer contracts increased as a result of the Tigris and B2eMarkets acquisitions that occurred during the nine months ended September 30, 2004.

OPERATING EXPENSES

(in thousands)	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
	2004	2003	$	%	2004	2003	$	%
Research and development	$1,775	$887	$888	100.1%	$4,220	$2,909	$1,311	45.1%
Sales and marketing	1,681	558	1,123	201.3%	4,206	1,806	2,400	132.9%
General and administrative	1,540	1,552	(12)	(0.8)%	4,375	3,908	467	11.9%
Restructuring reversal	—	(180)	180	(100.0)%	—	(489)	489	(100.0)%
Stock-based compensation	372	165	207	125.5%	1,293	358	935	261.2%
Amortization of other intangible assets	366	—	366	n/a	743	—	743	n/a

Total operating expenses	$5,734	$2,982	$2,752	92.3%	$14,837	$8,492	$6,345	74.7%

Research and Development

Research and development costs consist primarily of headcount-related costs of the Company’s product strategy, development, and testing employees. The increase in research and development costs was primarily the result of the addition of the B2eMarkets business, which represents $729,000 of the increase for the three and nine months ended September 30, 2004. As a result of the increase in demand for our product and services we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the first quarter of 2004, whereby a significant portion of our product development operations were shifted to India. Although, off-shore development costs represented $168,000 and $640,000 of the increase in research and development costs for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively, the cost to hire and maintain the same number of employees on-shore would have resulted in a much larger increase in headcount related costs. In addition, third-party consulting (other then off-shore development) and infrastructure costs increased $140,000 and $425,000 for the three and nine months ended September 30, 2004, respectively. These costs were offset by a decrease in headcount related costs of $149,000 and $483,000 for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively.

As of September 30, 2004, the Company had a total of 79 people dedicated to development, which includes 36 dedicated offshore developers, compared to 22 total development headcount as of September 30, 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, and related travel expenses. Sales and marketing expense increased $1.1 million and $2.4 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively. The increase in sales and marketing expenses was primarily a result of the Tigris and B2eMarkets acquisitions, which represented $1.2 million and $ 2.4 million of the increase for the three and nine months ended September 30,2004 as compared to the same periods in 2003, respectively. These costs were partially offset by a decrease in historical Verticalnet selling and marketing related expenses of $37,000 and $17,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel. General and administrative expenses for the nine months ended September 30, 2004 increased compared to the same period in 2003 primarily due to the reversal of accruals in the prior period relating to the cancellation of certain capital and operating leases of approximately $653,000. For the three and nine months ended September 30, 2004, the Tigris and B2eMarkets acquisitions resulted in overall general and administrative costs increasing by approximately $560,000 and $856,000, respectively. For the nine months ended September 30, 2004, these costs were partially offset by decreases in depreciation expense, which decreased by $259,000, a decrease in other general and administrative expenses, including professional services and insurance, of approximately $624,000, and a decrease of approximately $159,000 in office equipment leasing costs, which is a result of the renegotiation of our lease liabilities during 2003.

For the three months ended September 30, 2004, general and administrative expenses increased by approximately $12,000 over the same period in 2003. The increase that was due to the addition of the Tigris and B2eMarkets businesses was offset by a decrease in headcount related and other general and administrative expenses, including professional services and insurance, of approximately $573,000.

Restructuring Reversal

Restructuring reversal for the three and nine months ended September 30, 2003 primarily reflects the net adjustment to the restructuring accrual for our former San Francisco operating lease.

Amortization Expenses

The increase in stock-based compensation expense for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was a result of the continued amortization of costs related to options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation, as well as the amortization of restricted stock awarded to Tigris employees.

The increase in amortization of other intangible assets was due to the amortization of intangible assets resulting from the Tigris and B2eMarkets acquisitions.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Warrant - mark-to-market adjustment	$—	$—	$281	$—
Interest expense, net	197	53	200	1,031
Cost of inducement	—	5,707	—	5,707
(Gain) loss on asset disposal	—	—	(2)	9
Transaction (gain) loss	—	—	1	(25)
Realized loss (gain) on investment	—	—	35	(113)

Interest and other expense, net	$197	$5,760	$515	$6,609

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

Interest expense decreased significantly for the nine months ended September 30, 2004, as compared to the same period in 2003, due to the repurchase of $6.4 million of our 5¼% convertible subordinated debentures, which occurred in the third quarter of 2003. In connection with the repurchase, the Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible notes in accordance with Statement of Financial Accounting Standards No. 84, Induced Conversion of Convertible Debt.

Interest expense increased for the three months ended September 30, 2004, as compared to the same period in 2003, due to the promissory note issued as part of the B2eMarkets acquisition. Net interest expense for the three months ended September 30, 2004 includes accrued interest and note accretion of $201,000 related to the promissory note.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands, except ratios)	September 30, 2004	December 31, 2003
Cash and cash equivalents	$5,683	$4,408
Accounts receivable, net	$6,918	$2,457
Working capital	$3,673	$2,683
Current ratio	1.38	1.57
Total debt, including current portion	$4,409	$757

	2004	2003
For the nine months ended September 30:
Cash flow activities:
Net cash used in operating activities	$(2,408)	$(6,342)
Net cash provided by (used in) investing activities	(5,521)	2,897
Net cash provided by (used in) financing activities	9,207	(342)

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenues generated from the licensing of its software products and the sale of consulting services.

Operating activities

During the nine months ended September 30, 2004, net cash used in operating activities was $2.4 million, which consisted of the net loss of $6.9 million offset by depreciation and amortization and other non-cash related charges of $3.9 million, as well as changes in current assets and current liabilities, net of the effect of the Tigris and B2eMarkets acquisitions, of $530,000.

The improvement in net cash used in operating activities was primarily due to the Company amending the lease agreement with its primary landlord, the buy-out of certain operating leases in the prior year, the timing of payments to vendors, and the reduction in the net loss excluding non-cash items. This was partially offset by the timing of invoicing to and receipts from customers. Payments applied against the restructuring accrual represented $3.0 million of the net change in accounts payable and accrued expenses during the nine months ended September 30, 2003. The net loss excluding non-cash items decreased to $2.9 million for the nine months ended September 30, 2004 from $4.1 million during the same period in 2003, due to the acquisitions of Tigris and B2eMarkets, as well as the continued growth of the historical Verticalnet business.

As a result of the B2eMarkets acquisition (see note 3 to the consolidated financial statements), we have seen and expect to see a short term affect on our operating cash flows. We believe that the B2eMarkets transaction will be dilutive to cash flow from operations for the next two to three quarters. We expect that a significant portion of the decrease in operating cash flows to be a result of one-time expenditures such as the reduction of assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisition will help us achieve increased software and software related revenues, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During the nine months ended September 30, 2004, net cash used in investing activities was $5.5 million and primarily consisted of $5.1 million related to the Tigris and B2eMarkets acquisitions, net of cash acquired, an increase of $311,000 in restricted cash as a result of a lease acquired through the Tigris acquisition, and approximately $102,000 in capital expenditures.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with cash on hand, including proceeds from our private placements, and shares of our common stock. We expect to finance any future acquisitions with proceeds from cash generated by operations, additional sales or issuances of shares of our common stock or debt instruments, or a combination of the foregoing.

As a result of the B2eMarkets acquisition (see note 3 to the consolidated financial statements), over the next two quarters cash used in investing activities will be affected by payments related to transaction costs incurred during the B2eMarkets acquisition of approximately $2.4 million. During the three months ended September 30, 2004, we paid approximately $1.6 million of these transaction costs.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2004 of $9.2 million consisted of $9.8 million of net proceeds from the issuance of common stock and warrants, $394,000 of proceeds from warrant exercises and $374,000 of proceeds from the exercise of stock options, offset by $633,000 of principal payments on long-term debt and capital lease obligations, as well as $728,000 paid for the settlement of convertible notes.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 1,218,209 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In February 2004, 320,000 warrants from the August 2003 private placement were exercised at $1.20 per share. The Company received $345,000 in net proceeds from the exercise of these warrants.

In April 2004, 40,000 warrants from the October 2003 private placement were exercised at $1.35 per share. The Company received $49,000 in net proceeds from the exercise of these warrants.

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction.

We believe that our level of liquid assets as of September 30, 2004 will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months. However, to the extent that the current level of liquid assets proves to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

Contractual Commitments

The following table outlines future contractual commitments as of September 30, 2004.

Expected Cash Payments by Period

(in thousands)

	2004 (a)	2005	2006	2007	2008	Due after 2008	Total
Promissory note (b)	$—	$—	$—	$2,963	$2,963	$—	$5,926
Operating leases	298	935	795	515	413	580	3,536
Capital leases (c)	16	54	30	—	—	—	100
Purchase obligations	55	182	—	—	—	—	237
Other obligations (d)	204	—	—	—	—	—	204

Total	$573	$1,171	$825	$3,478	$3,376	$580	$10,003

(a)	Reflects amounts payable over the last three months of 2004.
(b)	See note 3 to the consolidated financial statements.
(c)	Capital lease balances exclude future interest obligations.
(d)	Represents insurance policies financed for 2004.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2004 and December 31, 2003, we were not involved with any unconsolidated SPEs or VIEs and we had no derivatives.

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

As of September 30, 2004, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate most of our revenues and accounts receivable from two customers.

For the three and nine months ended September 30, 2004, two customers accounted for $2.5 million or 40% and $9.5 million or 55% of our total revenues, respectively. Any termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial conditions.

As of September 30, 2004, these two customers accounted for $2.1 million of our accounts receivable balance. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. A continued listing on the Nasdaq SmallCap Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Our stock closed above $1.00 on November 11, 2004.

We expect to remain in compliance with Nasdaq’s listing qualifications for continued listing of our stock. However, there can be no assurance that we will continue to be able to meet all qualitative and quantitative listing qualifications in the future. In the event the Company does not meet such listing qualifications, the Company’s common stock could be subject to delisting from the Nasdaq SmallCap Market.

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

If our stock is delisted, our prospective and existing customers may lose confidence that we can continue as a viable business to provide support necessary to further develop our solutions and provide ongoing maintenance and consulting services. Prospective and existing customers could consider alternative solutions or significantly reduce the value they are willing to pay for our solutions to compensate for the potential added risk to their business. If our stock is delisted, our ability to meet our revenue goals could be adversely impacted, resulting in deterioration of the financial condition of our business.

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

As of September 30, 2004 and December 31, 2003, we held cost method investments with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

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

Proprietary rights are important to our success and to our competitive position. We may be unable to register, maintain, and protect our proprietary rights adequately or to prevent others from claiming violations of their proprietary rights. Although we file copyright registrations for the source code underlying our software, enforcement of our rights might be too difficult and costly for us to pursue effectively. We have filed patent applications for the proprietary technology underlying our software, but our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. Effective patent, copyright, and trade secret protection of our software may be unavailable or limited in certain countries.

Several lawsuits have been brought against us and the outcome of these lawsuits is uncertain.

Several lawsuits have been brought against us and the underwriters of our stock in our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for that offering was materially misleading because it did not disclose these sales practices. In addition, a lawsuit has been brought against us and several of our former officers and directors alleging, among other things, that we failed to properly register certain Verticalnet stock delivered pursuant to an acquisition in 2000. We intend to vigorously defend ourselves against these lawsuits. No assurance can be given as to the outcome of these lawsuits.

Shares eligible for future sale by our current or future shareholders may cause our stock price to decline.

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of September 30, 2004, the holders of 2,476,192 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

We have made, and plan to continue to make, investments in complementary companies, technologies, and assets. Future and past acquisitions are subject to the following risks:

•	acquisitions may cause a disruption in our ongoing business, distract our management and other resources, and make it difficult to maintain our standards, controls, and procedures;

•	we may acquire companies in markets in which we have little experience;

•	we may not be able to successfully integrate the services, products, and personnel of any acquisition into our operations;

•	we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders, to pay for the acquisitions;

•	we may be exposed to unknown or undisclosed liabilities; and

•	our acquisitions may not result in any return on our investment and we may lose our entire investment.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility operated by ServerVault, Inc. in Dulles, Virginia. We do not control the operation of this facility, and it may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. It may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the ServerVault facility to provide our required data communications capacity could result in interruptions in our service.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our on-demand applications may be perceived as not being secure and customers may curtail or stop using our service.

Our on-demand supply management application model involves the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

Because we will recognize revenue from our on-demand applications over the term of the agreement, downturns or upturns in sales may not be immediately reflected in our operating results.

We will recognize our revenue from customers with hosted term-based licenses monthly over the terms of their agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, a portion of the revenue we report in each quarter will be deferred revenue from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our on-demand application model will also make it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable agreement term.

We do not have an adequate history with our on-demand application model to predict the rate of customer renewals and the impact these renewals will have on our revenue or operating results.

Our customers have no obligation to renew their agreements for our service after the expiration of their initial contract period and some customers have elected not to do so. In addition, our customers may not renew unless we offer lower prices or agree to reduce the number of users. We have limited historical data with respect to rates of customer renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our applications or the customers’ ability to continue their operations and spending levels. If our customers do not renew their agreements for our on-demand supply management applications, our revenue may decline and our business will suffer.

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

We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services will suffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, in compliance with our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. As of September 30, 2004, our portfolio of investments included $5.7 million in cash and cash equivalents. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less then 1% at September 30, 2004. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of September 30, 2004, we hold cost method equity investments with a carrying value of $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

At September 30, 2004, we had an outstanding Promissory note with a principal amount of $5.9 million and a carrying value of $4.1 million, including note accretion and capitalized interest. The note accrues interest at the rate of 8% per annum, with half of the principal amount due and payable on July 16, 2007 and the remaining half due and payable on July 16, 2008. The note effective accretion rate is 12.2% annum. The note is convertible into 2,949,204 shares of Verticalnet common stock, subject to approval by Verticalnet’s shareholders. If the conversion feature of the note is approved by Verticalnet’s shareholders, then either Verticalnet or the noteholders can require the conversion of the note into Verticalnet common stock.

We held no derivatives as of September 30, 2004.

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

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459, and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an Order denying a Motion made by the defendants to dismiss the actions in their entirety, but granting the Motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a Memorandum of Understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions.

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

In November 2002, the PaDCED requested that we repay the entire grant amount of $1.0 million for the July 2000 grant to Verticalnet. The Company responded to the PaDCED that it believes it had substantially complied with the conditions. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas, although the Complaint has not yet been served upon us. The Complaint seeks to recover the total amount of the grant to Verticalnet. We would prefer to amicably resolve the matter. We believe that we have adequately reserved for the anticipated liability and foresee no material impact on our financial results or condition.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et. al. v. Vertical Net Inc., et. al., C.A. No. 04-4455. The complaint alleges that, in connection with the issuance of the Company’s stock to the plaintiffs as part of the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering the stock, updating the registration of the stock, releasing the stock from lock-ups, and releasing the stock from escrows. Plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also a party to various litigations and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the quarter ended September 30, 2004, we issued the following unregistered securities pursuant to the following transaction:

In August 2004, we completed the sale of 3,000,000 shares of our common stock to various institutional investors for an aggregate offering price of $3.0 million along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. We received approximately $2.8 million in net proceeds from this transaction. The Shemano Group acted as placement agent in the private placement and received a commission of $180,000 and warrants to purchase 75,000 shares of common stock at an exercise price of $1.25 per share. The shares of common stock and warrants were sold to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.

The transaction was privately negotiated and did not include any general solicitation or advertising. Each purchaser represented that it was acquiring the shares without a view to a distribution and was afforded the opportunity to review all publicly filed documents and to ask questions and receive answers from our officers.

(b) Not applicable.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements, dated November 12, 2004. †

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements, dated November 12, 2004. †

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on November 12, 2004.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer