Form 10-K
period 2004-12-31
VERTICALNET INC
filed 2005-03-31
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $31,311,166. Such aggregate market value was computed by reference to the closing sale price per share of $1.56 as reported on The Nasdaq SmallCap Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 42,814,374 (includes 702,927 shares subject to an escrow agreement in connection with a recent acquisition).

VERTICALNET, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

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

INFORMATIONAL NOTE REGARDING PRIOR STOCK SPLITS

Information in this report has been adjusted to reflect two separate stock splits of our common stock. A two-for-one stock split was effective on March 31, 2000 and a one-for-ten reverse stock split was effective on July 15, 2002. All references to shares and per share amounts have been adjusted retroactively for these splits.

ii

PART I

Item 1. Business

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” the “registrant,” “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Advanced Sourcing, Contract Management, and Supplier Performance Management. Our solutions help our customers to save money on the goods and services they buy.

As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), we began generating revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues coming from software license, subscription, and maintenance revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Company Overview” for a discussion of the significant changes in our business in 2004.

Competitive Advantage

We believe our solutions are differentiated by the breadth of our Supply Management offering, our “on-demand” delivery model, the depth of our consulting and services expertise and our category specific advanced sourcing solutions.

Supply Management Suite – We believe that we offer a complete suite of supply management solutions to help our customers to automate the full lifecycle of the strategic sourcing process – from opportunity identification, through supplier negotiation, contract management, performance management, and compliance measurement.

On-Demand – We believe that we deliver the broadest suite of supply management solutions “on-demand.” Verticalnet On-Demand enables companies to achieve and sustain lower total cost of ownership by enabling them to access Verticalnet XE applications over the Internet with no software installation required. We believe that Verticalnet On-Demand significantly reduces the risk associated with implementing a strategic supply management solution. With Verticalnet On-Demand, there is no software to install, maintain, and support and no prohibitive up-front costs. Verticalnet manages all of the infrastructure management and support services, including buyer and supplier enablement.

Services - We offer a services approach across all of our solutions for companies that are looking for business process improvement or assistance with complex data problems. Our services teams have focused skill sets and experience which enable them to address highly complex client sourcing needs. We believe our service capabilities are an advantage versus most of our software-focused competitors.

Category Solutions – We believe that Verticalnet’s category-specific Advanced Sourcing solutions are unique amongst other supply management competitors. Category Solutions, a combination of technology and consulting services, are tailored towards specific categories, such as transportation, packaging, industrial maintenance, repair, and operations (“MRO”), and commercial printing. We believe that this offering provides significant differentiation versus our traditional competitors and often provides a solution to sell to companies that may have already purchased software from a competitor.

Our Solutions

Our solutions consist of a tailored mix of software, services, and process expertise designed to meet the specific needs of our customers. Supply Management encompasses the lifecycle of strategic sourcing and procurement. Our Verticalnet XE suite of software solutions consist of five modules: Program Manager, Spend Manager, Negotiation Manager, Contract Manager, and Performance Manager. Additionally we offer technology enabled, category-specific Advanced Sourcing services, as well as on-demand services

Verticalnet XE

Verticalnet XE is an end-to-end supply management suite that enables sourcing and procurement organizations to balance price, performance, and risk to achieve a lower total cost of ownership. The following five modules that comprise our Verticalnet XE suite of software solutions are available independently, or as an integrated offering.

•	Verticalnet Program Manager facilitates the rollout of re-usable program and process management to ensure that strategic sourcing processes are applied across the supply management lifecycle.

•	Verticalnet Spend Manager provides a fast, intelligent, repeatable, and straightforward solution to analyze spending patterns to monitor compliance and identify sourcing opportunities.

•	Verticalnet Negotiation Manager is a comprehensive solution for creating, collaborating, publishing, negotiating, and analyzing auctions, requests for proposal and/or requests for quote.

•	Verticalnet Contract Manager provides the tracking, management, and negotiation capabilities necessary to negotiate and provide enterprise-wide access to contracts.

•	Verticalnet Performance Manager provides effective management of performance and compliance, and then the ability to immediately remedy problem areas.

Verticalnet Category Solutions

Verticalnet Category Solutions combine Verticalnet technology, services, and category expertise to enable companies to drive additional value from strategic, complex categories. Verticalnet Category Solutions include:

•	Transportation

•	Packaging

•	Industrial MRO

•	Commercial printing

On-Demand Services

Verticalnet On-Demand enables companies to rapidly achieve and sustain lower total cost of ownership by enabling them to access Verticalnet XE applications over the Internet with no software installation required. We believe that Verticalnet On-Demand significantly reduces the risk associated with implementing a strategic supply management solution. With Verticalnet On-Demand, there is no software to install, maintain, and support and no prohibitive up-front costs. Verticalnet manages all of the infrastructure management and support services, including buyer and supplier enablement. Verticalnet’s on-demand services include:

•	Community Support

•	Event support

•	Proxy bidding

•	Trading floor management

•	Application usage support

•	Infrastructure Management

•	Application hosting

•	Hardware and software management

•	Application performance management

•	Education and Training

Consulting

Verticalnet’s consulting organization has completed hundreds of supply management consulting engagements with Global 2000 companies. Our consultants have particular expertise at managing large volumes of customer data to perform spending analysis and complete strategic sourcing engagements for large, complex purchasing categories such as packaging; transportation; maintenance, repair and operational (MRO); services; and printed materials.

Our consultants have also performed many supply chain optimization consulting engagements for large clients. Our consulting organization consists of 45 consultants based out of our New York, Chicago, and Malvern offices. Our consulting personnel possess both real world experience and strong academic backgrounds in the fields of engineering, operations research, and computer science which enable them to deliver rigorous data-driven approaches for solving complex sourcing problems.

Our consultants also help customers plan, implement, and manage our software products so that they achieve their business objectives. At the heart of our implementation services are straightforward methodologies and tools that make software implementations smooth and efficient. Our methodology approaches implementation in well-defined, manageable phases — rolling out categories, suppliers, and customers over discrete intervals and targets the first customer “go-live” generally in less than 90 days.

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

Verticalnet’s software platform was built to be flexible and extensible. Our customers find that many of their complex supply chain problems often can be solved by taking advantage of the features of the platform. Our Solution Center approach allows Verticalnet to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms. Typically the resulting custom developed applications are fully integrated with, and built on the same data model as, the customer’s existing Verticalnet implementation.

Customers

We have two customers, Premier, Inc. and A.T. Kearney, which each represent over 20% of our total revenue for the year ended December 31, 2004. The termination of our relationship by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

Sales and Marketing

Our direct sales organization focuses on selling supply management solutions to large companies, typically with over $1 billion in revenues. We typically target companies in manufacturing, consumer products, pharmaceuticals, and retail where supply management is a critical driver of corporate profitability. Our sales team members have deep experience in either enterprise software sales or in solution-based sales. Our direct sales force is teamed with pre-sales consultants that work with prospects to select the proper solution to meet customer requirements and deliver the greatest value. Account executives are split into two organizations, one focused on new account sales, and the other focused on uncovering new business opportunities with existing customers.

We also use selective indirect sales channels, such as third-party alliances, to market our solutions, and to increase the market penetration of our solutions through joint marketing and sales activities. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

We support our sales activities by conducting a variety of marketing programs and participate in industry conferences. We maintain relationships with recognized industry analysts including AMR Research and Aberdeen Group. These firms advise our target client base, as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs including telesales, web seminars, advertising, direct mail, email marketing, public relations, ongoing client communication programs, and several Verticalnet-moderated conferences and seminars.

Proprietary Rights

We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements and other contractual arrangements, and confidentiality and non-disclosure agreements with our employees, our clients, consulting partners, and others to help protect proprietary rights in our products. We distribute our supply management applications under software license agreements, which typically grant clients perpetual nonexclusive, nontransferable licenses to our software products. Under such typical license agreements, we retain all rights to our products.

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

Research and Development

We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our supply management capabilities. Our internal research and development team has developed most of our current products. In addition we obtained some underlying technology through acquisitions. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address the critical supply chain needs of today’s businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 1, 2005, our research and development staff consisted of 38 employees.

In August 2003, we entered into an agreement with Symphony Service Corp., a U.S. based company, to provide software development services at a global development center in Bangalore, India. In addition, we utilized additional software developers with Paragon Solutions, Inc., a U.S. based company, which also provides software development services at a development center located in Bangalore, India. We assumed the Paragon relationship as part of our acquisition of B2eMarkets under an agreement that expires June 30, 2005, which can be terminated with 30 days notice. As of March 1, 2005, there were 39 software developers providing development expertise at these two contractors.

Competition

The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain, as well as the enterprise as a whole. More specifically, we compete with:

•	Large enterprise resource planning (“ERP”) software vendors, including Oracle and SAP, who have added or are attempting to add capabilities for strategic sourcing to their products;

•	e-Sourcing solution providers, such as Ariba and a number of privately held solution providers, and

•	Internal efforts by corporate information technology departments or procurement organizations.

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

Small/Medium Business Unit

In June 2002, we completed the sale of certain of the assets of our Small/Medium Business (“SMB”) unit to Corry Publishing, Inc. for $2.35 million in cash consideration, plus up to an additional $6.5 million as an earn-out over the four-year period after the closing date. Additionally, during the quarter ended June 30, 2002, other assets in the SMB unit were sold under a separate agreement. Together, the transactions substantially finalized the operations of the SMB unit as part of Verticalnet.

Employees

As of March 1, 2005, we had 157 employees. We consider our relationship with our employees to be good. None of our employees are covered by collective bargaining agreements.

Website Disclosures

We maintain a website at www.verticalnet.com and make available free of charge on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The material on our website is not part of this report.

Item 2. Properties

Our corporate headquarters is located in Malvern, Pennsylvania. We maintain other locations throughout the United States and in Europe. The locations of these facilities and their respective size and lease status are as follows:

Location	Type of Facility	Size (in sq/ft)	Ownership Status
Malvern, Pennsylvania	Headquarters	4,800	Leased
Endicott, New York	Development	7,700	Leased
Washington, DC	Office (a)	3,200	Leased
New York, New York	Office (b)	6,900	Leased
Chicago, Illinois	Office (b)	8,300	Leased
London, United Kingdom	Office (b)	100	Leased
Rockville, Maryland	Office (c)	6,000	Leased
San Jose, California	Office (c)	4,700	Leased

(a)	We are currently subleasing this property to an unrelated third party for $9,400 per month.
(b)	Acquired as part of the Tigris acquisition on January 30, 2004. See Note 3 to the consolidated financial statements regarding this event.
(c)	Acquired as part of the B2eMarkets acquisition on July 19, 2004. See Note 3 to the consolidated financial statements regarding this event.

Item 3. Legal Proceedings

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459; and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers, and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement.

In July 2000, Verticalnet entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania, Department of Community and Economic Development (the “PaDCED”) whereby Verticalnet received a grant in the amount of $1.0 million from the PaDCED. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that Verticalnet would operate in its former facility in Horsham, PA for at least five years. In July 2000, Atlas Commerce, Inc. (“Atlas Commerce”) entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contained a provision that required repayment of the grant amount in the event the conditions were not met. In December 2001, Verticalnet acquired Atlas Commerce via a merger. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas seeking to recover the total amount of the grant to Verticalnet. On January 27, 2005, Verticalnet and Atlas Commerce entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the PaDCED, resolving (i) the above civil action between the PaDCED and Verticalnet, and (ii) the PaDCED’s claims against Atlas Commerce. Pursuant to the Settlement Agreement, Verticalnet agreed to pay the PaDCED an aggregate of $400,000, payable in four equal quarterly installments in full and complete satisfaction of the PaDCED’s claims against Verticalnet and Atlas Commerce. The first payment of $100,000 was made on January 27, 2005, and each successive payment of $100,000 will be due on April 1, July 1, and October 1, 2005.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. Plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our 2004 Annual Meeting of Shareholders on November 15, 2004.

(b)	Pursuant to Instruction 3 to Item 4 of Form 10-K, no response is required.

(c)	The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below.

(1)	Election of Directors. The results of the vote tabulated at the meeting for the following three director nominees were as follows:

	Number of Shares
	Voted in Favor	Withheld
Jeffrey C. Ballowe	25,817,824	797,000
Michael J. Hagan	26,457,428	157,396
Gregory G. Schott	25,817,909	796,915

(2)	Approval of the amendment and restatement of the Verticalnet, Inc. 2000 Equity Compensation Plan. The results of the vote tabulated at the meeting for the amendment and restatement were as follows:

Number of Votes FOR	10,783,129
Number of Votes AGAINST	3,155,074
Number of Abstentions	44,708

(3)	Approval of the conversion feature of the promissory note issued in connection with the acquisition of B2eMarkets, Inc. The results of the vote tabulated at the meeting for the approval of the conversion were as follows:

Number of Votes FOR	10,342,153
Number of Votes AGAINST	195,070
Number of Abstentions	39,305

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “VERT.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported by NASDAQ:

	High	Low
Fiscal Year 2004:
First Quarter	$3.38	$1.16
Second Quarter	2.34	1.42
Third Quarter	1.51	1.06
Fourth Quarter	1.86	1.13
Fiscal Year 2003:
First Quarter	$1.16	$0.63
Second Quarter	2.06	0.70
Third Quarter	1.74	1.02
Fourth Quarter	1.51	1.12

At March 1, 2005, we had 1,020 shareholders of record, which excludes shareholders whose shares are held in nominee or “street” name by brokers.

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

Unregistered Offerings

In November 2004, we completed the sale of 5,519,989 shares of our common stock and warrants to purchase 2,207,994 shares of common stock at an exercise price of $1.35 per share to various institutional investors for an aggregate offering price of $6.1 million. The Shemano Group acted as placement agent in the private placement and received as consideration a placement agent fee of $364,000 and warrants to purchase 151,800 shares of our common stock at an exercise price of $1.35. The shares of common stock and warrants were sold to a limited number of accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. We received approximately $5.6 million in net proceeds from this transaction.

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

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues	$22,925	$9,633	$43,724	$36,119	$7,906
Loss from continuing opeations (a)	(9,720)	(11,015)	(30,859)	(670,197)	(145,794)
Basic income (loss) per common share from continuing operations	$(0.33)	$(0.70)	$5.52	$(69.92)	$(18.17)
Diluted loss per common share from continuing operations (b)	$(0.33)	$(0.70)	$(2.56)	$(69.92)	$(18.17)

(a)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 1 to the consolidated financial statements.
(b)	Diluted loss per common share for the year ended December 31, 2002 excludes preferred stock dividends and the impact from the redemption of our preferred stock, which resulted in basic income per share from continuing operations.

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Total assets (b)	$40,345	$9,123	$18,453	$125,631	$923,284
Long-term debt, excluding current portion	42	—	7,293	22,255	45,287
Convertible redeemable preferred stock	—	—	—	102,180	94,760
Total shareholders’ equity (deficit)	31,888	4,421	1,642	(91,339)	605,402

(b)	Total assets as of December 31, 2000 include assets related to discontinued operations.

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

Company Overview

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Advanced Sourcing, Contract Management, and Supplier Performance Management. Our solutions help our customers to save money on the goods and services they buy.

Verticalnet’s software customers license our software via a perpetual license or time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and ASP hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support, and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

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

Historically, we derived our revenue primarily from the licensing of our software and implementation and development services. As a result of the January 2004 acquisition of Tigris, we also began to generate revenues from spend analysis and other consulting services and as a result of the July 2004 acquisition of B2eMarkets, we have seen an increase in the amount of our revenues generating from software license, subscription, and maintenance.

Recent Developments

•	In November 2004, the Company converted a $5.9 million note obligation, issued in conjunction with the Company’s acquisition of B2eMarkets, into Verticalnet common stock. The conversion included the principal amount of the note, which carried a face value of $5.9 million, and approximately $161,000 in accrued interest. Under the terms of the note, Verticalnet issued 3,029,162 shares of common stock in the conversion. The note had a carrying value, including accrued interest, of $4.2 million on the date of conversion.

Private Placements

•	In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 949,649 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

•	In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction.

•	In November 2004, we completed a $6.1 million private placement of our common stock. The Company issued 5,519,989 shares of common stock along with warrants to purchase 2,207,994 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $5.6 million in net proceeds from this transaction.

Acquisitions

Tigris Corp.

In January 2004, we acquired all of the outstanding capital stock of Tigris, a privately-held strategic sourcing and supply chain consultancy company based in New York City. The acquisition brings together Verticalnet’s Spend Analysis and Supply Management software with Tigris’ extensive spend analysis and strategic sourcing expertise. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued at approximately $5.7 million, issuance of employee options to purchase 751,670 shares of our common stock valued at $2.2 million and assumed debt of approximately $346,000.

B2eMarkets, Inc.

In July 2004, Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note was to pay interest at a stated rate of 8% per annum. The value of the Verticalnet stock issued to the B2eMarket shareholders was based on $1.29 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The note plus interest was converted into 3,029,162 shares of Verticalnet common stock, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting. If the note had not been converted, half of the principal amount would have been due and payable on July 16, 2007 and the remaining half would have been due and payable on July 16, 2008. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item on our statement of cash flows since the accrued interest was not paid in cash when the note was converted.

Critical Accounting Policies and Estimates

Accounting policies, methods, and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our financial statements as described in Note 1 to the consolidated financial statements, areas that are particularly significant include revenue recognition policies including estimates used for the percentage-of-completion on revenue contracts, the assessment of the recoverability of long-lived assets and non-publicly traded investments, and the recording of accruals for contingencies, including tax contingencies. Management has reviewed these critical accounting policies and estimates with the audit committee.

Revenue Recognition

Software and software related revenues

Software and software related revenues have been principally derived from the licensing of our products, from maintenance and support contracts, and from hosting services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. As part of licensing our products, a customer may also purchase custom development and implementation services from us. The revenue associated with those services is recognized under services revenues as described below.

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

If evidence of fair value for all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery of the software may vary from quarter to quarter depending upon the relative mix of licensing arrangements, the extent of services that will be required to implement the software, and whether VSOE of fair value exists for all of the undelivered elements.

Software arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of the software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services have been recognized on a percentage of completion basis.

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

Arrangements that include professional services sold with hosted term-based licenses and support offerings are evaluated under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. To the extent the professional services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements, the consideration from the arrangement is allocated among the separate elements based upon their relative fair values and professional services revenues are recognized as the services are rendered. Hosted term-based licenses, as well as any professional services that do not meet the above criteria, are recognized ratably over the term of the agreement.

Services revenues

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

Deferred revenue includes amounts invoiced to or received from customers for whom revenue has not been recognized, which in most cases relates to maintenance, hosting, or license fees that are deferred until they can be recognized.

Recoverability of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, we regularly perform reviews to determine whether events or circumstances indicate that the carrying value of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary for long-lived assets, other then goodwill, based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to evaluate whether future cash flows from the long-lived asset are less then the current carrying value of the asset. If the result from this analysis indicates that an impairment charge is required for the asset, we measure the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, the discount rate to be used, as well as the underlying forecasts of expected future revenue and expense. For goodwill, in addition to testing for impairment if the above indicators of impairment are present, the Company is also required to perform an annual impairment test, by comparing the total market value of the Company, including a control premium, to the carrying value of the net assets of the Company. To the extent impairment is indicated for goodwill, we measure impairment based on a comparison of the implied fair value of goodwill with its carrying value. The implied fair value of goodwill would be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, we would allocate the fair value of the Company to all of the assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value was the price paid to acquire the Company. The excess of the fair value of the Company over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Significant judgment is required in the development of the fair values to be assigned to assets and liabilities, as well as the estimated fair value of the Company.

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

Contingencies

The Company is involved in various claims and legal proceedings (see Note 9 to the consolidated financial statements). The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as the assessments change or additional information becomes available. In addition, significant judgment is required in evaluating the Company’s tax positions. The Company establishes reserves for tax contingencies when certain tax related positions are likely to be challenged and may not succeed (see Note 13 to the consolidated financial statements). The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Although it is not possible to predict with certainty the outcome of these matters or the ultimate costs, management does not believe that there are any probable expenditures that may be incurred in excess of the liabilities accrued. Management also does not believe that these expenditures would result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year; however, should circumstances change due to new developments related to these matters, changes in our estimates may need to be made and recorded amounts and costs may be material.

RESULTS OF CONTINUING OPERATIONS

The following discussion and comparison regarding results of continuing operations do not include the results of the SMB unit which was sold in June 2002.

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	2004	2003	2002
Revenues:
Software and software related	18.5%	19.0%	90.7%
Services	81.5%	81.0%	9.3%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	7.5%	6.6%	2.6%
Cost of services	37.8%	16.8%	10.6%
Amortization of acquired technology and customer contracts	6.7%	9.3%	2.1%

Total cost of revenues	52.0%	32.7%	15.3%

Gross profit	48.0%	67.3%	84.7%

Operating expenses:
Research and development	25.4%	42.3%	20.4%
Sales and marketing	26.4%	24.4%	12.1%
General and administrative	24.2%	46.8%	13.0%
Restructuring and asset impairment charges (reversals)	—	(5.0)%	75.1%
Stock-based compensation	7.1%	5.6%	0.7%
Amortization of other intangible assets	4.9%	—	4.8%

Total operating expenses	88.0%	114.0%	126.1%

Operating loss	(40.0)%	(46.7)%	(41.4)%

Interest and other expense, net	2.4%	67.6%	29.2%

Loss from continuing operations	(42.4)%	(114.3)%	(70.6)%

Discontinued operations:
Income from operations of discontinued operations	—	—	19.5%
Loss on disposal of discontinued operations	—	—	(0.4)%

Net loss	(42.4)%	(114.3)%	(51.5)%

Preferred stock dividends and accretion	—	—	(8.8)%
Repurchase of convertible redeemable preferred stock	—	—	231.1%

Income (loss) attributable to common shareholders	(42.4)%	(114.3)%	170.8%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	December 31,
	2004			2003
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	64	—	64	14	—	14
Research and development	38	41	79	22	18	40
Sales and marketing	30	—	30	9	—	9
General and administrative	22	—	22	9	—	9

Total	154	41	195	54	18	72

Revenues

	Year ended December 31,			2004 vs 2003 Difference		2003 vs 2002 Difference
(in thousands)	2004	2003	2002	$	%	$	%
Software and software related	$4,236	$1,832	$39,648	$2,404	131.2%	$(37,816)	(95.4)%
Services	18,689	7,801	4,076	10,888	139.6	3,725	91.4

Total revenues	$22,925	$9,633	$43,724	$13,292	138.0%	$(34,091)	(78.0)%

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

The increase in total revenues of $13.3 million in 2004 is primarily due to the Tigris acquisition which occurred on January 30, 2004 and the B2eMarkets acquisition, which occurred on July 19, 2004, as well as growth in Verticalnet’s historical business.

During 2004 our top customer accounted for $6.4 million or 28% of our total revenue, as compared to 2003 when the same top customer accounted for approximately $6.2 million or 64% of our total revenue. We have been able to reduce our customer concentration during 2004 by growing revenues from all other customers by 377%, while maintaining the same comparable level of revenues from our top customer in 2004 as we had in 2003. We believe that we have made considerable progress in lowering our revenue concentration from our top customers by increasing our total number of active customers and total revenues being generated from them. During 2004, we have reduced our revenue concentration from our two largest customers from 64% in the first quarter to 30% in the fourth quarter of 2004. At the end of 2004, we had 65 active customers as compared to eight as of December 31, 2003.

On a pro forma basis, reflecting the combined results of Verticalnet, B2eMarkets, and Tigris (see Note 3 to the consolidated financial statements), revenues during 2004 would have increased by approximately $263,000 or 1.0%, over 2003. The small increase was due to the impact purchase accounting had on our ability to recognize from B2eMarkets pre-acquisition deferred revenues in 2004.

The decrease in software and software related revenues of $37.8 million in 2003 relates primarily to changes in our agreements with Converge, Inc. (“Converge”), and a more difficult macro economic market for software companies. During 2003 and 2002, we recognized total revenues of approximately $459,000 and $33.8 million, respectively, under agreements with Converge, including $19.6 million in software license revenue recognized during the fourth quarter of 2002, as a result of the second amendment to the amended and restated subscription license agreement. See “Revenue Concentration” below and Note 16 to the consolidated financial statements for a discussion of our relationship with Converge.

The increase in services revenues of $3.7 million between 2003 and 2002 is due to additional sales to our existing customer base, other than Converge.

Revenue Concentration

As of and for the years ended December 31, 2004, 2003 and 2002, revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003			2002
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$636	$6,382	27.8%	$1,382	$6,168	64.0%	$751	$3,183	7.3%
B	907	4,830	21.1	—	—	—	—	—	—
C	1,127	1,599	7.0	—	—	—	—	—	—
D	174	1,144	5.0	315	1,204	12.5	—	1,637	3.7
E	—	33	0.1	—	459	4.8	1,684	33,782	77.3

Total	$2,844	$13,988	61.0%	$1,697	$7,831	81.3%	$2,435	$38,602	88.3%

(a)	Represents both billed and unbilled amounts

Through December 31, 2002, our software and software related revenues were substantially derived from one customer, Converge. The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of our agreements with them. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, as of November 5, 2002, the amended and restated subscription license agreement was amended to relieve the Company of any obligation to provide future software products. As such, all remaining deferred license fees ($19.6 million) were recognized during the fourth quarter of 2002 (see Note 16 to the consolidated financial statements).

Cost of Revenues

	Year ended December 31,			2004 vs 2003 Difference		2003 vs 2002 Difference
(in thousands)	2004	2003	2002	$	%	$	%
Cost of software and software related	$1,711	$632	$1,118	$1,079	170.7%	$(486)	(43.5)%
Cost of services	8,659	1,615	4,643	7,044	436.2	(3,028)	(65.2)
Amortization of acquired technology and customer contracts	1,532	900	900	632	70.2	—	—

Total cost of revenues	$11,902	$3,147	$6,661	$8,755	278.2%	$(3,514)	(52.8)%

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs. Also included is the cost of royalties on technology contained in our products that is licensed from third parties. The increase in software and software related costs of $1.1 million during 2004 was primarily related to the acquisition of B2eMarkets, which accounted for an increase of approximately $1.1 million for the year ended December 31, 2004. For 2004, facilities and other related costs increased by $57,000 and were offset by a decrease in salary and hosting costs of $72,000 and $12,000, respectively.

The decrease in the cost of software and software related during 2003 was primarily due to a prior year write-off of capitalized software of approximately $292,000 in 2002. During 2003, facilities and depreciation costs decreased by $167,000 and $47,000, respectively, and were partially offset by an increase of $32,000 in headcount related costs.

Cost of Services

The cost of services includes the cost of the Company’s and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs. The increase in 2004 was primarily due to the Tigris and B2eMarkets acquisitions that occurred in 2004. The addition of the Tigris and B2eMarkets businesses represented $6.7 million and $239,000 of the increase for 2004, respectively. Historical Verticalnet headcount related costs increased by $2.0 million for 2004. These costs were partially offset by decreases in third party consulting of $826,000, which was due to a decrease in our need to staff projects with outside expertise, and $1.1 million in travel and facilities related costs for 2004, respectively.

The cost of services for 2003 decreased primarily due to reduced facilities and infrastructure costs and a significant reduction in headcount as a result of restructuring actions that occurred during 2002, which account for $1.3 million of the decrease. Facilities, third party consulting, depreciation, and other related costs decreased by $907,000, $360,000, $260,000, and $330,000, respectively.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts increased as a result of the Tigris and B2eMarkets acquisitions that occurred during 2004.

Operating Expenses

	Year ended December 31,			2004 vs 2003 Difference		2003 vs 2002 Difference
(in thousands)	2004	2003	2002	$	%	$	%
Research and development	$5,822	$4,071	$8,918	$1,751	43.0%	$(4,847)	(54.4)%
Sales and marketing	6,054	2,347	5,275	3,707	157.9	(2,928)	(55.5)
General and administrative	5,558	4,505	8,698	1,053	23.4	(4,193)	(48.2)
Restructuring and asset impairment charges (reversals)	—	(480)	29,855	480	(100.0)	(30,335)	(101.6)
Stock-based compensation	1,636	538	297	1,098	204.1	241	81.1
Amortization of other intangible assets	1,115	—	2,112	1,115	n/a	(2,112)	(100.0)

Total operating expenses	$20,185	$10,981	$55,155	$9,204	83.8%	$(44,174)	(80.1)%

Research and Development

Research and development costs consist primarily of headcount-related costs of the Company’s product strategy, development and testing employees and off-shore development contractors, as well as related infrastructure costs. The increase in research and development costs was primarily the result of the addition of the B2eMarkets business, which represents $1.2 million of the increase for 2004. As a result of the increase in demand for our product and services, we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the third quarter of 2003, whereby a significant portion of our product development operations were shifted to India. Although offshore development costs represented $892,000 of the increase in research and development costs for 2004, as compared to the same period in 2003, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a much larger increase in headcount related costs. In addition, third-party consulting (other then off-shore development), infrastructure and other related costs increased $301,000 for 2004. These costs were offset by a decrease in headcount related costs of $690,000 for 2004, as compared to the same period in 2003.

Research and development costs decreased in 2003 as compared to 2002, primarily due to headcount reductions associated with restructuring actions that occurred during 2002, which accounted for approximately $3.2 million, as well as a reduction in facilities, depreciation, and infrastructure costs attributable to the research and development group, which accounted for $1.7 million.

As of December 31, 2004, the Company had a total of 79 people dedicated to development, which includes 41 dedicated offshore developers, compared to 40 total development headcount, including 18 dedicated offshore developers as of December 31, 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs. Sales and marketing expense increased $3.7 million for 2004 compared to 2003. The increase in sales and marketing expenses was primarily a result of the Tigris and B2eMarkets acquisitions, which represented $2.5 million and $713,000 of the increase for 2004 as compared to 2003, respectively. Headcount related costs and marketing related costs increased by $22,000 and $570,000, respectively for 2004 as compared to 2003.

The significant decrease in sales and marketing expense in 2003 as compared to the prior year is primarily related to headcount reductions, which resulted in salary and fringe benefits decreasing by $1.5 million. For 2003, facilities and infrastructure costs attributable to the group decreased by approximately $411,000, while direct marketing expenses, such as advertising, public relations, and trade shows, declined approximately $711,000.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees. General and administrative expenses for 2004 increased compared to 2003 primarily due to the Tigris and B2eMarkets acquisitions, which represented $703,000 and $174,000 of the increase, respectively, and the reversal of accruals in 2003 relating to the termination of certain capital and operating leases of approximately $653,000. These costs were partially offset by a decrease in other general and administrative expenses, including professional services, insurance, and other related costs of approximately $318,000, and a decrease of approximately $159,000 in office equipment leasing costs, which is a result of the renegotiation of our lease liabilities during 2003.

The significant decrease in general and administrative expenses in 2003 as compared to the prior year is primarily a result of the restructuring actions undertaken in 2002. For 2003, headcount related cost reductions accounted for approximately $940,000 of the decline, a decrease in depreciation expense accounted for $2.6 million of the decline and a decrease in other general and administrative expenses, such as rent, contributed $672,000.

Restructuring and Asset Impairment Charges (Reversals)

(in thousands)	2003	2002
Goodwill and other intangible asset impairments	$—	$30,595
Facility leases and severance obligations, net	(489)	1,549
Write off of obsolete software	9	711

Total restructuring and asset impairment charges (reversals)	$(480)	$32,855

During 2004, there was no restructuring or asset impairment charges (reversals) recorded.

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

Goodwill impairment charges during 2002 related to the goodwill recorded in the acquisitions of Atlas Commerce and Isadra, Inc. (see Note 5 to the consolidated financial statements).

Stock-based Compensation

The increase in stock-based compensation expense for 2004 as compared to 2003 was a result of the continued amortization of costs related to options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation, as well as the amortization of restricted stock units awarded to Tigris employees.

The increase in stock-based compensation expense for 2003 as compared to 2002 was a result of the amortization of restricted stock grants to certain executives and the initial options granted under the Company’s 2003 bonus plan.

Amortization of Other Intangible Assets

The increase in amortization of other intangible assets in 2004 was due to the amortization of intangible assets resulting from the Tigris and B2eMarkets acquisitions.

During 2002, the Company had fully amortized the intangible assets resulting from its prior acquisitions and therefore there was no amortization expense during 2003.

Interest and Other Expense, Net

Interest and other expense, net were comprised of the following (in thousands):

	2004	2003	2002
Interest expense, net	$(314)	$(1,046)	$(2,597)
Mark-to-market adjustment on warrants	(281)	—	—
Realized gains (loss) on investments	(35)	(51,019)	35
Transaction gains (loss)	(1)	120	939
Realized gain on forward sale	—	51,132	—
Inducement charges	—	(5,707)	(2,869)
Impairment charges – investments	—	—	(11,600)
Gain on early extinguishment of debt	—	—	5,411
Other income (expense) items, including terminated deal costs	73	—	(2,086)

Interest and other expense, net	$(558)	$(6,520)	$(12,767)

Interest expense decreased significantly in 2004, as compared to 2003, due to the repurchase of $6.4 million of our 5¼% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants, which occurred in the third quarter of 2003. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million, and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible notes in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.

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

In connection with Ariba Inc.’s (“Ariba”) acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As a result we recognized a gain on the forward sale of $51.1 million and a loss on the investment in Ariba common stock of $51.1 million

On July 30, 2002, we completed the repurchase of $13.85 million of the convertible subordinated debentures for total consideration of $2.9 million. This consideration included $763,000, or 1,270,854 shares, of common stock, and $2.1 million in cash consideration. Additionally, we made a payment for accrued but unpaid interest of $246,000, also in cash. In connection with the transaction, we wrote off, against additional paid-in-capital, approximately $214,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $2.9 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84.

In 2002, we recorded impairment charges of $9.6 million related to our Converge investment, which included $3.5 million invested by the Company during February 2002. During 2002, we also recorded additional impairment charges of approximately $2.0 million for other than temporary declines in the fair values of our other cost method investments.

In December 2002, we completed the repurchase of $720,000 of the convertible subordinated debentures for total consideration of $113,000. We recognized a gain of $607,000 in connection with the repurchase.

In September 2002, a put/call agreement between Verticalnet and British Telecommunications Plc. (“BT”) was terminated, as well as BT’s put right under this agreement that would have required us to repurchase BT’s 10% interest in Verticalnet Europe. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements as of and during the years ended December 31:

(in thousands)	2004	2003
Cash and cash equivalents	$9,370	$4,408
Accounts receivable, net	$5,902	$2,438
Working capital	$7,863	$2,683
Current ratio	1.96	1.57
Total debt, including current portion	$113	$757

Cash flow activities:
Net cash used in operating activities	$(3,953)	$(7,636)
Net cash provided by (used in) investing activities	(5,868)	2,897
Net cash provided by financing activities	14,702	1,224

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During 2004, net cash used in operating activities was $4.0 million and was primarily attributable to the net loss from operations of $9.7 million and increase in accounts payable and accrued expenses of $1.3 million, offset by $5.4 million in non-cash charges and a decrease of $1.6 million in accounts receivable, prepaid expenses, and other assets.

The improvement in net cash used in operating activities was due to the Company amending the lease agreement with its primary landlord, the buy-out of certain operating leases in the prior year, the timing of payments to vendors and received from customers, and the reduction in the net loss excluding non-cash items. Payments applied against the restructuring accrual represented $3.0 million of the net change in accounts payable and accrued expenses during 2003. The net loss excluding non-cash items decreased to $4.3 million for 2004 from $4.6 million during 2003, due to the acquisitions of Tigris and B2eMarkets, as well as the continued growth of the historical Verticalnet business.

As a result of the B2eMarkets acquisition (see Note 3 to the consolidated financial statements), we have experienced a negative impact on our operating cash flows. This has occurred as a result of the assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisition will help us achieve increased software and software related revenues, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During 2004, net cash used in investing activities was $5.9 million and primarily consisted of the $5.4 million used for the acquisitions of Tigris and B2eMarkets, the increase in restricted cash of $311,000 and capital expenditures of $186,000.

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

As a result of the B2eMarkets acquisition we incurred transaction costs of approximately $2.4 million. During 2004, we paid approximately $1.9 million of these costs.

Financing activities

Net cash provided by financing activities for 2004 of $14.7 million primarily relates to $15.4 million of net proceeds from the issuance of common stock and warrants and $834,000 in proceeds from the exercise of stock options and warrants, offset by $728,000 of cash used for the repurchase of the Company’s convertible subordinated debentures and $833,000 in principal payments on long-term debt and capital lease obligations.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 949,649 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In February 2004, 320,000 warrants from our August 2003 private placement were exercised at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants.

In April 2004, 40,000 warrants from our October 2003 private placement were exercised at $1.35 per share. The Company received $49,000 in net proceeds from the exercise of these warrants

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction.

In November 2004, we completed a $6.1 million private placement of our common stock. The Company issued 5,519,989 shares of common stock along with warrants to purchase 2,207,994 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $5.6 million in net proceeds from this transaction.

We believe that our level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least the next twelve months. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

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

Contractual Commitments

The following table outlines future contractual commitments (see Notes 7 and 8 to the consolidated financial statements) as of March 1, 2005:

Expected Cash Payment by Period

(in thousands)

	2005	2006	2007	2008	2009	Due after 2010	Total
Operating leases	$958	$795	$515	$413	$290	$290	$3,261
Capital leases (a)	57	31	—	—	—	—	88
Insurance financing (b)	788	—	—	—	—	—	788
Employment agreements (c)	1,479	—	—	—	—	—	1,479
Other obligations (d)	726	6	—	—	—	—	732

Total	$4,008	$832	$515	$413	$290	$290	$6,348

(a)	Capital lease balances include future interest obligations.
(b)	Relates to insurance policy financing in 2005.
(c)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of up to approximately $1.2 million.
(d)	Relates to third-party hosting facilities and minimum off-shore development resources commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2004, we were not involved with any unconsolidated SPEs or VIEs. As of December 31, 2004, we had no derivatives.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the third quarter of 2005, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future years. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss under “Stock Options” in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated financial statements.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses for at least the next twelve months, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of December 31, 2004, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For 2004, two customers accounted for $11.2 million or 49% of our total revenues. During 2004, we have reduced our revenue concentration from our two largest customers from 64% in the first quarter to 30% in the fourth quarter of 2004. A termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of December 31, 2004, these two customers accounted for $1.5 million of our accounts receivable balance. As of March 1, 2005, approximately $282,000 of the December 31, 2004 balance for these two customers remained outstanding. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances and future invoices.

We have contractual obligations to provide consulting services over many periods.

We maintain a professional services and consulting workforce to fulfill contracts that we enter into with our customers that may extend over multiple periods. Our profitability is largely a function of performing against customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to obtain sufficient work to keep all of our professionals on revenue generating projects, our business, financial condition, and results of operations may be adversely affected.

If we fail to meet client expectations in the performance of our services, our business could suffer.

Our failure to meet client expectations in the performance of our services, including the quality, cost, and timeliness of our services, may adversely affect our ability to attract and retain clients. If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to maintain our listing on the Nasdaq SmallCap Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq SmallCap Market. A continued listing on the Nasdaq SmallCap Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Our stock has closed below $1.00 for 10 consecutive trading days as of March 28, 2005.

We expect to remain in compliance with Nasdaq’s listing qualifications for continued listing of our stock. However, there can be no assurance that we will continue to be able to meet all qualitative and quantitative listing qualifications in the future. In the event we do not meet such listing qualifications, our common stock could be subject to delisting from the Nasdaq SmallCap Market.

If our stock is delisted from the Nasdaq SmallCap Market or our share price declines significantly, then our stock may be deemed to be penny stock.

If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in our stock. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell their common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

If our stock is delisted from the Nasdaq SmallCap Market, we may be unable to license our products and sell our services to prospective or existing customers.

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

Our success depends on our ability to retain key management personnel, whom we may not be able to retain.

We believe that our success depends on the continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our success could be adversely affected.

We may not be able to hire or retain enough additional personnel to meet our hiring needs.

Our success also depends on having highly trained professional services and software development personnel. If we are unable to retain our personnel, it could limit our ability to service our customers and design and develop products, which could reduce our attractiveness to potential customers, investors, or acquirers. We may need to hire additional personnel if our business grows. A shortage in the number of trained consultants and developers could limit our ability to implement our software if we are able to license software to new customers or if our present customers ask us to perform more services for them. Competition for personnel, particularly for employees with technical expertise, could be strong. Our business, financial condition, and operating results will be materially adversely affected if we cannot hire and retain suitable personnel.

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

We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers become impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. Our products may be impacted if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third-parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

We have shifted a significant portion of our product development operations to India, which poses significant risks.

Since September 2003, an unrelated third-party has provided us with software development services in Bangalore, India. We assumed a second software development agreement with another company in Bangalore in connection with our acquisition of B2eMarkets. We have increased the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and/or fail to attract new customers.

Our target markets are evolving and characterized by rapid technological change, which we may not be able to keep pace with.

The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards, and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition, and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services, and features of our enterprise software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our software products or fail to introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our software products, or if our improvements, enhancements, offerings, or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third-party technologies that are useful in our business, which we may not be able to do.

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

As of December 31, 2004 and 2003, we held cost method investments with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of these interests, which could materially and adversely affect our business, financial condition, and operating results.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of December 31, 2004, the holders of 7,996,181 shares of common stock and warrants to purchase 2,422,497 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our stock option and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

We have made, and plan to continue to make, investments in and acquisitions of complementary companies, technologies, and assets. Future and past acquisitions are subject to the following risks:

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

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Dulles, Virginia operated by ServerVault, Inc. We do not control the operation of this facility, and it may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. It may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice, or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the ServerVault facility to provide our required data communications capacity could result in interruptions in our service. While we are not aware of any such interruptions, if an actual or perceived interruption of our applications occurred or if our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers. In addition we may be subject to service level penalties, which could materially and adversely affect our business, financial condition, and operating results.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our on-demand applications may be perceived as not being secure and customers may curtail or stop using our service.

Our on-demand supply management application model involves the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If the third-party software we use to support and enable our applications is subject to intrusion or corruption by third parties, our applications could become unstable or unavailable to our customers.

We use third-party software to support or enable our applications which may be subject to intrusion or corruption by third parties, which may render our on-demand applications unstable or unavailable to our customers. While we are not aware of any such intrusion, if an actual or perceived intrusion or corruption of our applications or third-party software which we use to support or enable our applications occurs, and our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers.

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

We will recognize our revenue from customers with hosted term-based licenses over the term of their agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, a portion of the revenue we report in each quarter will be deferred revenue from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our on-demand application model will also make it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable agreement term.

We do not have an adequate history with our on-demand application model to predict the rate of customer renewals and the impact these renewals will have on our revenue or operating results.

Our customers have no obligation to renew their agreements for our service after the expiration of their initial contract period and some customers have elected not to do so. In addition, our customers may decide not to renew unless we offer lower prices or agree to reduce the number of users. We have limited historical data with respect to rates of customer renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our applications or the customers’ ability to continue their operations and spending levels. If our customers do not renew their agreements for our on-demand supply management applications, our revenue may decline and our business may suffer.

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

We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services may suffer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less than 1% at December 31, 2004. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of December 31, 2004 we hold cost method equity investments with a carrying value of approximately $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

We had no derivatives as of December 31, 2004 or 2003.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Verticalnet, Inc.:

We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit), and comprehensive loss for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations.

KPMG LLP

Philadelphia, Pennsylvania

February 11, 2005, except

  as to Note 2, which is

  as of March 29, 2005

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,370	$4,408
Accounts receivable, net	5,902	2,438
Prepaid expenses and other current assets	802	539

Total current assets	16,074	7,385

Property and equipment, net	1,173	116
Other investments	606	606
Goodwill	16,364	—
Other intangible assets, net	5,603	900
Other assets	525	116

Total assets	$40,345	$9,123

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$71	$757
Accounts payable and accrued expenses	4,993	2,806
Deferred revenues	3,147	992
Other current liabilities	—	147

Total current liabilities	8,211	4,702

Non-current portion of deferred revenues	204	—
Other long-term debt	42	—

Total liabilities	8,457	4,702

Commitments and contingencies (see Notes 2, 8, and 9)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at December 31, 2004 and December 31, 2003	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 42,702,941 shares issued at December 31, 2004 and 19,454,126 shares issued at December 31, 2003	427	195
Additional paid-in capital	1,222,210	1,184,691
Deferred compensation	(1,067)	(405)
Accumulated other comprehensive loss	(254)	(352)
Accumulated deficit	(1,188,623)	(1,178,903)

	32,693	5,226
Treasury stock at cost, 65,636 shares at December 31, 2004 and 2003	(805)	(805)

Total shareholders’ equity	31,888	4,421

Total liabilities and shareholders’ equity	$40,345	$9,123

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2004	2003	2002
Revenues:
Software and software related	$4,236	$1,832	$39,648
Services	18,689	7,801	4,076

Total revenues	22,925	9,633	43,724

Cost of revenues:
Cost of software and software related	1,711	632	1,118
Cost of services	8,659	1,615	4,643
Amortization of acquired technology and customer contracts	1,532	900	900

Total cost of revenues	11,902	3,147	6,661

Gross profit	11,023	6,486	37,063

Operating expenses:
Research and development	5,822	4,071	8,918
Sales and marketing	6,054	2,347	5,275
General and administrative	5,558	4,505	5,698
Restructuring and asset impairment charges (reversals)	—	(480)	32,855
Stock-based compensation (a)	1,636	538	297
Amortization of other intangible assets	1,115	—	2,112

Total operating expenses	20,185	10,981	55,155

Operating loss	(9,162)	(4,495)	(18,092)
Interest and other expense, net	558	6,520	12,767

Loss from continuing operations	(9,720)	(11,015)	(30,859)
Discontinued operations:
Income from operations of discontinued operations	—	—	8,508
Loss on disposal of discontinued operations	—	—	(165)

Net loss	(9,720)	(11,015)	(22,516)
Preferred stock dividends and accretion	—	—	(3,861)
Repurchase of convertible redeemable preferred stock	—	—	101,041

Income (loss) attributable to common shareholders	$(9,720)	$(11,015)	$74,664

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.33)	$(0.70)	$5.52
Income from operations of discontinued operations	—	—	0.71
Loss on disposal of discontinued operations	—	—	(0.01)

Income (loss) per common share	$(0.33)	$(0.70)	$6.22

Diluted income (loss) per common share:
Loss from continuing operations	$(0.33)	$(0.70)	$(2.56)
Income from operations of discontinued operations	—	—	0.70
Loss on disposal of discontinued operations	—	—	(0.01)

Loss per common share	$(0.33)	$(0.70)	$(1.87)

Weighted average common shares outstanding:
Basic	29,591	15,675	12,004
Diluted	29,591	15,675	12,068

(a)    For the years ended December 31, 2004, 2003, and 2002, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

Cost of revenues	$524	$103	$128
Research and development	263	60	57
Sales and marketing	328	53	30
General and administrative	521	322	82

Total	$1,636	$538	$297

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(9,720)	$(11,015)	$(22,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,104	1,467	10,314
Stock-based compensation	1,636	538	297
Accretion of promissory note and non-cash interest	333	—	—
Realized loss (gain) on investments	35	(111)	(35)
Non-cash restructuring reversal	—	(480)	—
Inducement expense related to debt conversion	—	5,707	2,869
Goodwill and intangible asset impairment	—	—	27,595
Write-down related to cost method, equity method, and available-for-sale investments	—	—	11,600
Loss on disposal of property and equipment	—	8	2,548
Loss on disposal of discontinued operations	—	—	165
Gain on debt retirement	—	—	(607)
Gain on BT settlement	—	—	(4,804)
Other non-cash items	282	(698)	1,178
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	559	(852)	93
Prepaid expenses and other assets	1,022	1,272	6,586
Accounts payable and accrued expenses	(1,297)	(4,185)	(18,586)
Deferred revenues	93	713	(41,773)
Other current liabilities	—	—	(1,427)

Net cash used in operating activities	(3,953)	(7,636)	(26,503)

Investing activities:
Acquisitions, net of cash acquired	(5,353)	—	—
Proceeds from sale of short-term investments	2	979	—
Proceeds from sale of cost, equity method, and available-for-sale investments	2,980	—	2,285
Purchase of cost, equity method, and available-for-sale investments	(3,000)	—	(4,475)
Restricted cash	(311)	1,685	2,009
Proceeds from sale of assets	—	292	419
Capital expenditures	(186)	(59)	(833)
Discontinued operations - investing activities	—	—	2,350

Net cash provided by (used in) investing activities	(5,868)	2,897	1,755

Financing activities:
Payments to repurchase convertible redeemable preferred stock	—	—	(5,000)
Payments to repurchase convertible notes	(728)	(1,289)	(2,508)
Settlement of put arrangement involving common stock	—	—	(1,014)
Payments to settle BT put/call obligation	—	—	(8,374)
Principal payments on long-term debt and obligations under capital leases	(833)	(114)	(1,323)
Proceeds from issuance of common stock and warrants, net	15,429	2,524	—
Proceeds from exercise of stock options and warrants and employee stock purchase plan	834	103	442

Net cash provided by (used in) financing activities	14,702	1,224	(17,777)

Effect of exchange rate fluctuation on cash and cash equivalents	81	(56)	252

Net increase (decrease) in cash and cash equivalents	4,962	(3,571)	(42,273)
Cash and cash equivalents - beginning of year	4,408	7,979	50,252

Cash and cash equivalents - end of year	$9,370	$4,408	$7,979

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$65	$233	$2,233
Supplemental schedule of non-cash investing and financing activities:
Conversion of promissory note, including accrued interest, into common stock	$4,231	$—	$—
Issuance of common stock as consideration for the B2eMarkets acquisition	6,579	—	—
Issuance of promissory note as consideration for the B2eMarkets acquisition	3,899	—	—
Issuance of common stock as consideration for the Tigris acquisition	5,740	—	—
Assumption of stock option plan as consideration for the Tigris acquisition	2,212	—	—
Issuance of common stock and warrants to repurchase convertible notes	—	10,815	14,357
Preferred dividends paid through issuance of additional securities	—	—	3,861
Issuance of common stock to BT under put/call obligation	—	—	2,955

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2002	11,301	$113	$1,055,351	$(98)	$(528)	$(1,145,372)	$(805)	$(91,339)

Convertible redeemable preferred stock dividends accrued and accretion	—	—	(3,861)	—	—	—	—	(3,861)
Exercise and acceleration of options	154	1	395	—	—	—	—	396
Shares issued through employee stock purchase plan	19	—	46	—	—	—	—	46
Repurchase of convertible redeemable preferred stock and warrants (Note 10)	—	—	101,041	—	—	—	—	101,041
Shares issued to settle BT put/call obligation (Note 14)	1,200	12	2,943	—	—	—	—	2,955
Repurchase of convertible notes (Note 7)	1,271	13	14,344	—	—	—	—	14,357
Settlement of put arrangement involving common stock (Note 10)	(236)	(2)	45	—	—	—	—	43
Deferred stock-based compensation	—	—	438	(438)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	297	—	—	—	297
Net loss	—	—	—	—	—	(22,516)	—	(22,516)
Other comprehensive income	—	—	—	—	223	—	—	223

Balance, December 31, 2002	13,709	137	1,170,742	(239)	(305)	(1,167,888)	(805)	1,642

Exercise of restricted units	9	—	1	—	—	—	—	1
Exercise of stock options	102	1	101	—	—	—	—	102
Issuance of common stock and warrants, net (Note 10)	2,940	30	2,009	—	—	—	—	2,039
Repurchase of convertible notes (Note 7)	2,694	27	10,788	—	—	—	—	10,815
Reclassification of warrants (Note 10)	—	—	346	—	—	—	—	346
Deferred stock-based compensation	—	—	704	(704)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	538	—	—	—	538
Net loss	—	—	—	—	—	(11,015)	—	(11,015)
Other comprehensive loss	—	—	—	—	(47)	—	—	(47)

Balance, December 31, 2003	19,454	195	1,184,691	(405)	(352)	(1,178,903)	(805)	4,421

Exercise of stock options	572	6	434	—	—	—	—	440
Exercise of warrants	360	3	391	—	—	—	—	394
Issuance of common stock and warrants, net (Note 10)	12,318	123	15,306	—	—	—	—	15,429
Issuance of common stock as consideration for acquisitions (Note 3)	6,970	70	12,249	—	—	—	—	12,319
Conversion of promissory notes (Note 3)	3,029	30	4,201	—	—	—	—	4,231
Assumption of stock option plan as consideration for acquisition (Note 3)	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants (Note 10)	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	129	—	—	—	—	129
Deferred stock-based compensation	—	—	2,169	(2,169)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,507	—	—	—	1,507
Net loss	—	—	—	—	—	(9,720)	—	(9,720)
Other comprehensive income	—	—	—	—	98	—	—	98

Balance, December 31, 2004	42,703	$427	$1,222,210	$(1,067)	$(254)	$(1,188,623)	$(805)	$31,888

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2004	2003	2002
Net loss	$(9,720)	$(11,015)	$(22,516)
Unrealized gain	—	—	1,553
Reclassification adjustment for realized gain included in net loss	—	(51,132)	—
Foreign currency translation adjustment	81	(58)	252
Unrealized gain (loss) on investments:
Unrealized gain (loss)	17	11	(1,582)
Reclassification adjustment for realized loss included in net loss	—	51,132	—

Comprehensive loss	$(9,622)	$(11,062)	$(22,293)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout the consolidated financial statements as “Verticalnet,” the “Company,”, “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Advanced Sourcing, Contract Management, and Supplier Performance Management. Our solutions help our customers to save money on the goods and services they buy.

With the completion of the Atlas Commerce, Inc. (“Atlas Commerce”) acquisition in December 2001 and the sale of our Small/Medium Business (“SMB”) unit (formerly referred to as Verticalnet Markets) in June 2002, we completed the business transformation from our origins as an operator of online public vertical communities to a business solely focused on delivering sourcing and supply chain software and services to enterprise customers. As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), we began to generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues coming from software license, subscription, and maintenance revenues.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparability with the current year’s financial statement presentation.

During the second quarter of 2004, the Company discovered that it had been accounting for the unrealized losses on certain short-term investments incorrectly. An other-than-temporary impairment charge should have been recorded in 2001. In its consolidated financial statements prior to the second quarter of 2004, the Company reported these mark-to-market adjustments as a change in accumulated other comprehensive loss, a component of shareholders’ equity, in the consolidated balance sheet. Due to the immaterial impact on the earlier years, the cumulative net effect of approximately $431,000 has been relieved from accumulated other comprehensive loss and charged directly to accumulated deficit in the consolidated balance sheet as of the earliest period presented.

On July 1, 2002, the Company announced that its board of directors had approved a one-for-ten reverse stock split effective with the commencement of trading on July 15, 2002. All references in the consolidated financial statements to shares and per share amounts have been adjusted retroactively for this split.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $3.8 million and $394,000 at December 31, 2004 and December 31, 2003, respectively.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2004, we had approximately $311,000 of restricted cash classified in non-current other assets, on the consolidated balance sheet.

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

Capitalized Software

Under the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over their economic useful life, beginning when the asset is ready for its intended use.

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

There were no software costs capitalized during the years ended December 31, 2004 and 2003. Software costs capitalized under SOP 98-1 and SFAS No. 86 were $676,000 during the year ended December 31, 2002. The carrying value of the software is regularly reviewed and an impairment charge is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized cost. Approximately $2.7 million of impairment charges related to capitalized software costs were recognized during the year ended December 31, 2002. As a result, there are no capitalized software costs on the consolidated balance sheet as of December 31, 2004 and 2003. Amortization expense related to previously capitalized software costs for the year ended December 31, 2002 was approximately $493,000.

Intangible Assets and Other Long-Lived Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. In addition, SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of January 1, 2002 (see Note 5 for additional discussion).

We performed the annual goodwill impairment test as of November 30, 2004. This test required a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company, after consideration of a control premium, to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2004 (adjusted for a control premium), versus the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and therefore no impairment charge was deemed necessary.

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

Deferred Revenue

Deferred revenue includes amounts invoiced to or received from customers for whom revenue has not been recognized, which in most cases relates to maintenance, hosting, or license fees that are deferred until they can be recognized.

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of December 31, 2004 and 2003, our financial instruments consisted of cash equivalents, available-for-sale and cost method investments, accounts receivable, accounts payable, capital leases, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, capital leases and the cost method investments, is a reasonable estimate of their fair market values at December 31, 2004 and 2003 due to the short maturities of such items. The Company believes that the fair values of the cost method investments and capital leases are not materially different from the carrying values. The fair value of the convertible notes, as of December 31, 2003, was approximately $728,000, based on arms length transactions near that date with third parties and adjusted for additional premiums that may have been required to induce remaining bondholders to sell their bonds back to the Company. There were no convertible notes outstanding as of December 31, 2004.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts and trade receivables. Cash and cash equivalents are held with high quality financial institutions. We periodically perform credit evaluations of our customers and maintain reserves for potential losses, if necessary. We do not anticipate losses from these receivables in excess of the provided allowances. See “Revenue Recognition” below for additional information on credit and revenue concentrations.

Revenue Recognition

Software and software related revenues

Software and software related revenues have been principally derived from the licensing of our products, from maintenance and support contracts, and from hosting services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. As part of licensing our products, a customer may also purchase custom development and implementation services from us. The revenue associated with those services is recognized under services revenues as described below.

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

We recognize revenue related to software arrangements in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

If evidence of fair value for all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. The proportion of revenue recognized upon delivery of the software may vary from quarter to quarter depending upon the relative mix of licensing arrangements, the extent of services that will be required to implement the software, and whether VSOE of fair value exists for all of the undelivered elements.

Software arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of the software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services have been recognized on a percentage of completion basis.

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

Arrangements that include professional services sold with hosted term-based licenses and support offerings are evaluated under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. To the extent the professional services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements, the consideration from the arrangement is allocated among the separate elements based upon their relative fair values and professional services revenues are recognized as the services are rendered. Hosted term-based licenses, as well as any professional services that do not meet the above criteria, are recognized ratably over the term of the agreement.

Services revenues

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

As of and for the years ended December 31, 2004, 2003, and 2002 revenues and amounts due from our largest customers were as follows (in thousands):

	2004			2003			2002
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$636	$6,382	27.8%	$1,382	$6,168	64.0%	$751	$3,183	7.3%
B	907	4,830	21.1	—	—	—	—	—	—
C	1,127	1,599	7.0	—	—	—	—	—	—
D	174	1,144	5.0	315	1,204	12.5	—	1,637	3.7
E	—	33	0.1	—	459	4.8	1,684	33,782	77.3

Total	$2,844	$13,988	61.0%	$1,697	$7,831	81.3%	$2,435	$38,602	88.3%

(a)	Represents both billed and unbilled amounts

Through December 31, 2002, our software licensing and related services revenues were substantially derived from one customer, Converge, Inc. (“Converge”). The original arrangement with Converge entailed a right to use our existing software as well as any future software that we developed, the provision of professional services, and maintenance and support services over the life of our agreements with them. Due to the type of professional services that we were providing to Converge, as well as the fact that Converge was entitled to use, free of charge, any of our future software products, revenue related to Converge was being recognized on a straight-line basis over the term of the arrangements. However, the amended and restated subscription license agreement was amended as of November 5, 2002 to relieve the Company of any obligation to provide future software products. As such, all remaining deferred license fees ($19.6 million) were recognized during the fourth quarter of 2002 (see Note 16).

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs.

Cost of Services

The cost of services includes the cost of the Company’s and third-party consultants who are primarily responsible for our software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

Research and Development

Research and development costs consist primarily of salaries and benefits, consulting, and other related expenses, which are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, and related travel and infrastructure expenses, as well as advertising costs. We expense advertising costs as incurred. Advertising expenses for continuing operations were approximately $596,000, zero, and $468,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as equipment leasing and infrastructure costs, insurance, and professional fees.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the stock exceeds the exercise price. For disclosure purposes, pro forma net income (loss) attributable to common shareholders and income (loss) per common share data are provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as if the fair value method had been applied. The following table illustrates the effect on our net income (loss) attributable to common shareholders and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for per share data):

	Year Ended December 31,
	2004	2003	2002
Income (loss) attributable to common shareholders:
As reported	$(9,720)	$(11,015)	$74,664
Add: Stock-based employee compensation included in reported net income (loss) attributable to common shareholders	1,636	538	297
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(4,053)	(13,972)	(49,588)

Pro forma	$(12,137)	$(24,449)	$25,373

Income (loss) per common share – basic:
As reported	$(0.33)	$(0.70)	$6.22
Pro forma	(0.41)	(1.56)	2.11

Loss per common share – diluted:
As reported	(0.33)	(0.70)	(1.87)
Pro forma	(0.41)	(1.56)	(5.95)

The per share weighted-average fair value of options issued by us during the years ended December 31, are as follows:

	2004	2003	2002
Options granted with prices:
Equal to fair market value	$1.10	$0.91	$5.34
Greater then fair market value	1.04	—	—
Less then fair market value	1.34	1.19	1.26
All options granted	1.17	1.02	4.53

The following assumptions were used to determine the fair value of stock options:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	132%	108%	157%
Average expected option life	1.8 years	4.0 years	4.0 years
Risk-free interest rate	3.1%	3.3%	3.0%

Foreign Currency Translation

We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other expense, net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in interest and other expense, net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in interest and other expense, net. We held no derivatives at December 31, 2004 or 2003.

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

Computation of Historical Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of our former 5 ¼% convertible subordinated debentures and our former Series A 6.00% convertible redeemable preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Adoption of New Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the third quarter of 2005, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future years. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above under “Stock Options.”

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated financial statements.

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisitions

B2e Markets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 20, 2004.

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

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock (33,047 shares will be held in escrow until February 2005) valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note had a stated interest rate of 8% per annum. The value of the Verticalnet stock issued to the B2eMarket shareholders was valued at $1.29 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The note plus interest was converted into 3,029,162 shares of Verticalnet common stock of which 702,927 shares are held in escrow until April 2005, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting. If the note had not been converted, half of the principal amount would have been due and payable on July 16, 2007 and the remaining half would have been due and payable on July 16, 2008. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

In accordance with SFAS No. 141, Business Combinations, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation performed by an independent third-party valuation firm. The total purchase price was allocated as follows (in thousands):

Current assets	$1,759
Property and equipment	280
Other assets	19
Goodwill	11,499
Intangible assets	3,780

Total assets acquired	17,337
Current liabilities	(4,429)

Total purchase price	$12,908

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $15.3 million, which was allocated to non-compete agreements, customer contracts, customer relationships, acquired technology, and goodwill in the amounts of $40,000, $610,000, $1.5 million, $1.6 million, and $11.5 million, respectively. The amortization of the customer contracts and customer relationships intangible assets are based on an attrition analysis and the non-compete agreements and acquired technology intangible assets are being amortized on a straight-line basis. The following are the estimated amortization percentages by year:

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

We acquired Tigris because our board of directors and management believed that the acquisition would enhance our capability to deliver sourcing and supply chain services to the enterprise customer market by enhancing our spend analysis, software, and strategic sourcing domain expertise, plus we added additional technology tools in the area of bid optimization and advanced sourcing tools.

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consisted of fees paid for professional services. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued on the date of closing at approximately $5.7 million (355,029 shares were held in escrow until they were released to Tigris’ shareholder on April 30, 2004), issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The Verticalnet stock issued to the sole Tigris shareholder was valued at $3.07 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 -10 years
Expected volatility	138.02%
Risk free interest rate	3.17% -4.16%

In accordance with SFAS No. 141, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation performed by an independent third-party valuation firm. The total purchase price was allocated as follows (in thousands):

Current assets	$3,375
Property and equipment	1,048
Goodwill	4,865
Intangible assets	3,570

Total assets acquired	12,858
Current liabilities, less assumed debt	(764)

Total purchase price	$12,094

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $8.4 million, which was allocated to customer contracts and relationships, a strategic relationship, a non-compete agreement, and goodwill in the amounts of $1.8 million, $1.5 million, $200,000, and $4.9 million, respectively. The amortization of the customer contracts and relationships and strategic relationship intangible assets are based on an attrition analysis and the non-compete intangible asset is being amortized on a straight-line basis. The following are the estimated amortization percentages by year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Customer contracts and relationships	47.3%	37.6%	15.1%	—	—
Strategic relationship	31.1%	24.3%	19.9%	13.9%	10.8%
Non-compete agreement	20.0%	20.0%	20.0%	20.0%	20.0%

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, B2eMarkets, and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the year ended December 31, 2004 combines the historical results for Verticalnet for the year ended December 31, 2004, the historical results for B2eMarkets for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The unaudited pro forma information for the year ended December 31, 2003 combines the historical results for Verticalnet, B2eMarkets, and Tigris for the year ended December 31, 2003. The following pro forma information is in thousands, except per share amounts.

	Year ended December 31,
	2004	2003
Revenue	$27,790	$27,527
Net loss	$(13,358)	$(21,429)
Loss per share	$(0.41)	$(0.95)
Weighted average shares outstanding:
Basic and diluted	32,510	22,527

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	December 31,
	2004	2003
Accounts receivable, trade	$5,590	$1,910
Unbilled accounts receivable	274	23
Retainage	72	505

	5,936	2,438
Less: allowance for doubtful accounts	(34)	—

	$5,902	$2,438

Property and equipment, net consists of the following balances (in thousands):

	December 31,
	2004	2003
Software	$1,607	$1,386
Computer equipment	1,355	933
Office equipment and furniture	132	86
Leasehold improvements	919	102

	4,013	2,507
Less: accumulated depreciation and amortization	(2,840)	(2,391)

Property and equipment, net	$1,173	$116

Depreciation and amortization related to property and equipment was $393,000, $555,000, and $5.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization applicable to property and equipment under capital leases of $64,000, zero, and $106,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in such expense.

Accounts payable and accrued expenses consist of the following balances (in thousands):

	December 31,
	2004	2003
Accounts payable	$1,245	$606
Compensation and related costs	1,142	190
Legal and settlement liabilities	594	596
Taxes and interest payable	584	534
Acquisition related costs	552	—
Restructuring costs	—	3
Other	876	877

	$4,993	$2,806

(5) Goodwill and Other Intangibles

We adopted SFAS No. 142 effective January 1, 2002. With the adoption of the statement, we ceased amortization of goodwill and assembled workforce as of January 1, 2002. The carrying amount of goodwill at December 31, 2001 was $27.6 million, all of which was written off when the Company performed an impairment test as during the year ended December 31, 2002.

The following table reflects the components of amortizable intangible assets as of December 31, 2004 and 2003 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
2004:
Acquired technology	3.00	$3,575	$2,173
Customer contracts and relationships	4.11	6,235	2,219
Non-compete agreements	4.33	240	55

	3.72	$10,050	$4,447

2003:
Acquired technology	3.00	$1,925	$1,283
Customer contracts	3.00	775	517

	3.00	$2,700	$1,800

The increase in goodwill and other intangibles during 2004 is a result of the Tigris and B2eMarkets acquisitions (see Note 3).

During the years ended December 31, 2004, 2003, and 2002, we recognized $2.6 million, $900,000, and $900,000, respectively, in intangible asset amortization expense related to continuing operations.

The Company is amortizing its intangible assets over their estimated useful lives (see Note 3). Based on identified intangible assets recorded as of December 31, 2004 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows for the years ended December 31 (in thousands):

2005	$2,270
2006	1,598
2007	974
2008	483
2009	202
2010 and thereafter	76

$5,603

(6) Investments

Available-For-Sale

In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. (“Tradex”) for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization with Ariba, Inc. (“Ariba”). On March 10, 2000, pursuant to the terms of an Agreement and Plan of Reorganization, our investment in Tradex was exchanged for 566,306 shares of Ariba’s common stock. In July 2000, we entered into forward sale contracts relating to our remaining investment in Ariba. Under these contracts, we pledged our shares of Ariba common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As a result, we recognized a gain on the forward sale of $51.1 million and a loss on the investment in Ariba common stock of $51.1 million.

Our marketable equity securities are classified as available-for-sale and are stated at fair market value based on quoted market prices. The sale and purchase of available-for-sale investments relates to the Company’s investment of its excess cash. The Company recognized a net realized loss of approximately $20,000 for the year ended December 31, 2004 on proceeds of $3.0 million received from the sale of available-for-sale investments. There were no sales during the years ended December 31, 2003 and 2002. Realized gains and losses are computed on a specific identification basis.

Cost Method Investments

At December 31, 2004 and 2003, cost method investments were approximately $606,000.

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

For the year ended December 31, 2002, we recorded impairment charges of $9.6 million related to our total Converge investment, which included $3.5 million invested by the Company during February 2002. These impairment charges are included in interest and other expense, net.

During the year ended December 31, 2002, we sold a cost method investment for proceeds of approximately $2.3 million and realized an immaterial gain. In addition, we recorded additional impairment charges of approximately $2.0 million for other than temporary declines in the fair values of our other cost method investments. These impairment charges are included in interest and other expense, net.

Equity Method Investments

During the year ended December 31, 2002, all of our equity method investments were either dissolved by mutual agreement of the investors or sold to the other investors

(7) Long-term Debt and Convertible Notes

Long-term debt and convertible notes consist of the following (in thousands):

	December 31,
	2004	2003
Capital leases	$86	$—
Convertible notes	—	728
Other	27	29

	113	757
Less: current portion	(71)	(757)

Long-term debt	$42	$—

In 1999, we completed the sale of $115.0 million of 5¼% convertible subordinated debentures in a private placement transaction resulting in net proceeds of $110.9 million. The debentures had a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures were convertible into shares of our common stock at an initial conversion price of $200 per share, subject to adjustment under certain circumstances.

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

In July 2003, we completed the repurchase of $6.4 million of our 5¼ % convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants. This consideration included $1.3 million in cash, 2,694,100 shares of common stock with a fair market value of $4.4 million and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible debentures, in accordance with SFAS No. 84. This charge is included in interest and other expense, net in the consolidated statement of operations for the year ended December 31, 2003. In September 2004, the remaining portions of the 5¼ % convertible subordinated debentures were redeemed.

Long-term debt in the amount of $71,000 and $42,000 are due during the years ending December 31, 2005 and 2006, respectively.

On November 2004, the Company entered into an agreement with a finance company which provides for up to $600,000 of availability for leasing computer equipment. Under the terms of the agreement, the leases would be capital in nature and not exceed 60 months. As of December 31, 2004, the Company has not entered into any leases for equipment under this facility.

(8) Commitments and Contingencies

Future minimum lease payments remaining under our operating leases for the fiscal years ending December 31 are as follows (in thousands):

2005	$958
2006	795
2007	515
2008	413
2009	290
Therafter	290

Total	$3,261

During 2003, we amended our lease with our primary landlord, which represented a reduction of approximately $16.4 million of the original lease obligations. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least May 31, 2005.

The Company incurred approximately $761,000, $326,000, and $3.9 million in rent expense for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least one-year advance notice of non-renewal. These agreements provide for minimum salaries of $1.5 million during the year ending December 31, 2005. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $1.2 million.

(9) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459; and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiff’s claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers, and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement.

In July 2000, Verticalnet entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania, Department of Community and Economic Development (the “PaDCED”) whereby Verticalnet received a grant in the amount of $1.0 million from the PaDCED. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that Verticalnet would operate in its former facility in Horsham, PA for at least five years. In July 2000, Atlas Commerce entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contained a provision that required repayment of the grant amount in the event the conditions were not met. In December 2001, Verticalnet acquired Atlas Commerce via a merger. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas seeking to recover the total amount of the grant to Verticalnet. On January 27, 2005, Verticalnet and Atlas Commerce entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the PaDCED, resolving (i) the above civil action between the PaDCED and Verticalnet, and (ii) the PaDCED’s claims against Atlas Commerce. Pursuant to the Settlement Agreement, Verticalnet agreed to pay the PaDCED an aggregate of $400,000, payable in four equal quarterly installments in full and complete satisfaction of the PaDCED’s claims against Verticalnet and Atlas Commerce. The first payment of $100,000 was made on January 27, 2005, and each successive payment of $100,000 will be due on April 1, July 1, and October 1, 2005.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, in connection with the issuance of the Company’s stock to plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups, and releasing stock from escrows. Plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(10) Capital Stock

At December 31, 2004, our amended and restated Articles of Incorporation provide us the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Common Stock

The merger agreement for the Atlas Commerce acquisition provided a put option to Atlas Commerce’s former common shareholders. These shareholders had the ability to put a maximum of approximately $1.1 million worth of our common shares back to us for cash. The put arrangement covered 72,888 shares of our common stock at the acquisition date. The maximum obligation was recorded in temporary equity as of December 31, 2001, pursuant to the guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. On August 1, 2002, the Company completed the repurchase of 235,981 shares of common stock from certain of Atlas Commerce’s former shareholders under the terms of the put agreement. The aggregate purchase price for the put shares was $1.0 million. These shares were retired upon repurchase.

In August 2003, we completed a $1.1 million private placement of our common stock. The Company issued 1,140,000 shares of common stock along with warrants to purchase 456,000 shares of common stock at $1.20 per share, which were valued at $485,000. The Company received approximately $936,000 in net proceeds from this transaction. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. Verticalnet subsequently signed Waiver Letter Agreements with certain warrantholders, which resulted in the warrants being modified to provide for a cashless exercise in the event of a Non-Registration Event, as defined, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were modified to provide that the warrantholders would receive no liquidated damages in the event of a Non-Registration Event. Upon the elimination of the net cash settlement (i.e., put) provision, the fair value of the warrants ($346,000) was reclassified from other current liabilities to additional paid-in capital. As of December 31, 2003, the remaining warrants with a fair value of $147,000 were included in other current liabilities in the accompanying consolidated balance sheet. Upon the exercise of the remaining warrants in February 2004, the fair value of these warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

In October 2003, we completed a $1.8 million private placement of our common stock. The Company issued 1,800,000 shares of common stock along with warrants to purchase 720,000 shares of common stock at $1.35 per share. The Company received approximately $1.6 million in net proceeds from this transaction.

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 949,649 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 3,000,000 shares of common stock along with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.25 per share. The Company received approximately $2.8 million in net proceeds from this transaction. In conjunction with the private placement, the Company also issued warrants to purchase 75,000 shares of common stock at an exercise price of $1.25 per share to the placement agent.

In November 2004, we completed a $6.1 million private placement of our common stock. The Company issued 5,519,989 shares of common stock along with warrants to purchase 2,207,994 shares of common stock at an exercise price of $1.35 per share. The Company received approximately $5.6 million in net proceeds from this transaction. In conjunction with the private placement, the Company also issued warrants to purchase 151,800 shares of common stock at an exercise price of $1.35 per share to the placement agent.

Series A 6.00% Convertible Redeemable Preferred Stock

In April 2000, Microsoft made a $100.0 million equity investment in Verticalnet through the purchase of 100,000 shares of our Series A 6.00% convertible redeemable preferred stock (“Series A Preferred Stock”), which were initially convertible into 115,108 shares of our common stock, and the warrants described below.

Based on an independent valuation of the Series A Preferred Stock and the warrants issued to Microsoft, fair values of $89.5 million and $18.1 million were recorded, respectively. The fair value of the warrants was recorded as additional paid-in capital. The approximately $7.6 million excess of the fair value over the actual cash received was recorded as a deferred cost and was amortized to expense on a straight-line basis over the period of the commercial agreement.

Based on the guidance in EITF Issue No. 00-19, for which a consensus was reached in the fourth quarter of 2000, the Series A Preferred Stock was classified outside of shareholders’ equity (deficit).

On June 28, 2002, we completed the repurchase of all of our outstanding shares of Series A Preferred Stock, plus accrued dividends thereon, for a purchase price of $5.0 million, and cancelled the common stock purchase warrant, dated April 7, 2000. The difference between the carrying amount and the amount paid in the repurchase of approximately $101.0 million was recorded in additional paid-in capital and included in income attributable to common shareholders for the year ended December 31, 2002.

Warrants

Outstanding warrants as of December 31, 2004 consist of the following:

Date Granted	Number of Warrants	Exercise Price	Expiration Date
April 1997	1,548	$1.90	April 2007
November 1998	36,467	8.80	November 2008
November 1998	24,688	40.00	November 2008
August 2003	136,000	1.20	August 2013
October 2003	680,000	1.35	October 2013
January 2004	1,218,209	3.72	January 2014
August 2004	1,275,000	1.25	August 2014
November 2004	2,359,794	1.35	November 2014

	5,731,706

The number of warrants outstanding includes those warrants that were issued to the placement agent as part of their placement agent fees.

Equity Compensation Plans

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans. The various plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors. The plans can grant various types of options, such as nonqualified and incentive stock options, as well as restricted stock units (“RSUs”).

The exercise prices for the options are determined by our board of directors and are generally issued at fair market value of the common stock on the date of grant. Generally, the options vest over a two to four year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options. As part of our 2003 bonus plan, quarterly bonuses consisting of option grants were issued with an exercise price at a 60% discount to the fair market value of the common stock on the date of grant, with the options vesting 100% after one year from the date of grant. The options were granted on a quarterly basis through 2003 with the final grant being issued in February 2004. The corresponding unearned compensation cost is amortized to expense over the vesting period.

During 2004, the Company issued RSUs, as part of a retention initiative, to prior Tigris employees after the acquisition. These RSUs vested 100% in February 2005 and the corresponding compensation cost was amortized over the one-year vesting period.

As of December 31, 2004, there were a total of 3,025,537 shares available for grant under the various equity compensation plans.

The following table summarizes the activity for our equity compensation plans:

	Shares	Weighted average exercise price
Outstanding at January 1, 2002	2,839,731	$100.20
Options granted	1,609,550	3.96
Options exercised	(154,248)	2.56
Options cancelled	(2,058,093)	101.53

Outstanding at December 31, 2002	2,236,940	30.04
Options granted	2,891,756	0.77
Options exercised	(111,480)	0.93
Options cancelled	(552,217)	10.92

Outstanding at December 31, 2003	4,464,999	13.31
Options granted	4,308,675	1.72
Options exercised	(571,922)	0.77
Options cancelled	(863,535)	36.33

Outstanding at December 31, 2004	7,338,217	$4.77

The following tables summarize information about stock options outstanding at December 31, 2004:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		$0.01	778,564	8.6	$0.01	200,000	$0.01
0.30	—	0.32	436,622	8.9	0.31	436,622	0.31
0.47	—	0.64	382,178	8.7	0.51	378,428	0.51
0.72	—	1.00	1,369,394	8.4	0.85	1,031,261	0.85
1.10	—	1.63	1,826,452	8.8	1.26	658,049	1.25
1.70	—	2.37	284,774	8.4	2.17	151,024	2.17
2.70	—	3.40	1,664,741	8.2	3.10	557,850	3.23
4.32	—	4.80	38,053	7.5	4.69	38,053	4.69
6.57	—	9.40	93,145	3.8	6.74	93,145	6.74
10.07	—	10.91	154,150	7.2	10.87	154,150	10.87
16.88	—	23.65	236,225	5.7	19.80	236,225	19.80
27.40	—	40.53	20,638	5.5	33.95	20,638	33.95
59.09	—	60.78	7,435	7.0	59.35	7,435	59.35
121.55	—	145.01	4,312	6.2	128.95	4,312	128.95
291.87	—	430.63	38,128	5.5	348.54	38,128	348.54
448.12			800	5.6	448.12	800	448.12
1,130.00	—	1,148.13	2,606	5.1	1,130.04	2,606	1,130.04

			7,338,217	8.4	4.77	4,008,726	7.39

Employee Stock Purchase Plan

In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee’s eligible compensation, up to a maximum of 400 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 120,000 to 200,000. At December 31, 2004, 128,893 of these shares remain available. No employees participated in the plan as of December 31, 2004.

(11) Income (Loss) Per Share

During the years ended December 31, 2004 and 2003, the dilutive earnings per share calculations were the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive.

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

Potentially dilutive common shares of 10,724,555 in 2004, 6,012,462 in 2003, and 2,335,318 in 2002 were excluded because their effect was anti-dilutive. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004 and 247,939 common shares that were previously held in escrow in connection with the acquisition of Atlas Commerce in 2001 are only included in the loss per share calculation subsequent to their release date of March 31, 2003.

As a result of the B2eMarkets acquisition, there were 735,974 shares of common stock that were held in escrow. Of those held in escrow, 33,047 shares were owed to the prior owners of Adaptivetrade, Inc., a company that was acquired by B2eMarkets in February 2004. These shares were released from escrow in February 2005. The remaining shares were placed in escrow upon the conversion into common stock of the note given as consideration for the acquisition. None of the shares held in escrow were included in the loss per share calculation for the year ended December 31, 2004. The remaining 702,927 shares are scheduled to be released from escrow in April 2005.

(12) Defined Contribution Plan

In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. To date, we have not made any contributions to the plan.

We assumed Tigris’ defined contribution plan under Section 401(k) of the Internal Revenue Code, which covered all qualified Tigris employees. This plan was primarily funded by employee contributions with a provision for a matching contribution by the Company. Contributions by the Company to the plan for the year ended December 31, 2004 were approximately $98,000. We merged the plan with our defined contribution plan on December 31, 2004.

We assumed B2eMarkets’ contributory employee savings plan under Section 401(k) of the Internal Revenue Code, which was available to all B2eMarkets employees. Under the plan, the Company may contribute discretionary amounts to individual participant accounts based on specific provisions of the plan. No contributions were made by the Company to this plan for the year ended December 31, 2004. We merged the plan with our defined contribution plan on December 31, 2004.

(13) Income Taxes

The Company incurred losses for both income tax and financial statement purposes for all periods reported. Accordingly, no provision for income taxes has been recorded. The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (33%) to income taxes is due to the loss for which no tax benefit is currently recognizable.

The components of the net deferred tax assets as of December 31, 2004 and 2003 consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating losses	$223,207	$221,895
Capital losses	77,117	77,023
Reserves	620	574
Intangibles - acquisitions	256	—
Depreciation and amortization	20	32
Deferred revenue and other	387	396
Equity in affiliates / partnerships	103	—

Total gross deferred tax assets	301,710	299,920
Valuation allowance	(301,623)	(299,827)

Total deferred tax assets	87	93

Defered tax liabilities:
Equity in affiliates / partnerships	—	(93)
Gain on investment	(87)	—

Total deferred tax liabilities	(87)	(93)

Net deferred tax asset	$—	$—

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% to loss before income taxes, and the actual provision for income tax is as follows for the years ended December 31:

	2004	2003	2002
Federal income tax provision at statutory tax rate	$(3,402)	$(3,855)	$(7,881)
State income taxes, net of federal benefit	(482)	(344)	(709)
Foreign tax rate differntial	(631)	(350)	(2,054)
Non-deductible amortization	415	395	10,836
Debt conversion costs	—	1,571	252
Provision to tax return adjustments	2,278	7,111	31,274
Other	26	98	76

	(1,796)	4,626	31,794
Increase/(decrease) in valuation allowance	1,796	(4,626)	(31,794)

Actual income tax provision (benefit) effective tax rate	$—	$—	$—

Deferred income taxes reflect the net effects of net operating loss and capital loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the carryforwards can be utilized or the temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2003. The net change in the valuation allowance for deferred tax assets at December 31, 2004 and 2003 was an increase of $1.8 million and a decrease of $4.6 million, respectively.

As of December 31, 2004, we have approximately $538.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, we have net operating loss carryforwards of approximately $538.0 million in certain states. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

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

Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 1999 to 2001. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies, their net operating losses of approximately $46.5 million became subject to an annual limitation of approximately $2.6 million.

As of December 31, 2004, there is an additional $220.0 million of capital loss carryforwards for federal income tax purposes. These carryforwards will expire in 2007 if not utilized.

Additionally, at December 31, 2004, approximately $106.3 million of the gross deferred tax asset will increase shareholders’ equity to the extent such assets are realized in the future.

(14) Discontinued Operations

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

The results of the SMB unit have been shown as a discontinued operation. Revenues and losses from this discontinued operation for the year ended December 31, 2002 are as follows:

E-commerce, advertising, software, maintenance, and other revenues	$18,982
Income from discontinued operations	8,508
Loss on disposal of discontinued operations	(165)

Microsoft Relationship

On March 29, 2000, we entered into a commercial arrangement (the “Original Microsoft Agreement”) with Microsoft Corporation (“Microsoft”), which was terminated and replaced on April 26, 2001 (the “New Microsoft Agreement”). Collectively, under the Original and New Microsoft Agreements, we recognized approximately $16.9 million in e-enablement and advertising revenue during the year ended December 31, 2002.

As a result of the sale of the SMB unit, there was no activity under these agreements subsequent to June 2002 and revenues and expenses recognized under these agreements are presented in income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2002.

Put/Call Agreement

We had a put/call agreement with British Telecommunications Plc. (“BT”) whereby we could purchase their remaining 10% interest in Verticalnet Europe at any time after March 12, 2002 and BT could sell its investment to us at any time after March 13, 2002. In March 2002, the Company paid $3.0 million in cash, of which approximately $924,000 pertained to accrued interest, and issued 200,000 shares of Verticalnet common stock valued at $1.8 million, toward the BT put/call obligation. On September 12, 2002, the Company completed the repurchase of the remaining 10% interest in Verticalnet Europe for consideration of $6.5 million in cash, of which $202,000 pertained to accrued interest, and 1,000,000 shares of Verticalnet common stock valued at $1.2 million.

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

(15) Restructuring and Asset Impairment Charges (Reversals)

During the year ended December 31, 2003, we continued to make payments under previous restructuring charges incurred in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at December 31, 2003 was $3,000. The Company completed all payments relating to this restructuring accrual during the first quarter of 2004.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the years ended December 31, 2003 and 2002 (in thousands):

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

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco, which was the subject of a lawsuit. The Company paid Silicon Valley Bank $480,000 and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result, the restructuring accrual was adjusted during the year ended December 31, 2003, to reflect the agreed upon settlement. Adjustments to the restructuring accrual during the year ended December 31, 2003 were recorded in restructuring and asset impairment charges (reversals) in the consolidated statement of operations.

During the year ended December 31, 2002, we recorded adjustments of approximately $1.3 million related to lease termination costs and $590,000 related to employee termination benefits and other exit costs, due to changes in estimates. For the year ended December 31, 2002, these adjustments included $356,000 of lease termination costs reflected in income from operations of discontinued operations. During the year ended December 31, 2002, the remaining $1.5 million of expenses were recorded in restructuring and asset impairment charges (reversals) in the consolidated statement of operations.

During the year ended December 31, 2002, we recorded a charge of approximately $3.0 million related to the impairments of leasehold improvements for abandoned facilities, as well as impairments to furniture, office and computer equipment, and software no longer being utilized in the ongoing operations of the business.

During the years ended December 31, 2003 and 2002, the Company wrote-off approximately $9,000 and $711,000, respectively, of purchased software.

(16) Converge Relationship

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

The Company and Converge entered into a first amendment to the amended and restated subscription license agreement and a first amendment to the maintenance and support agreement, both as of February 1, 2002. As a result of these amendments, the term of each agreement was extended to December 31, 2003. As of May 2002, all license payments had been received and the remaining deferred license revenue was to be recognized on a straight-line basis through December 2003. The amendment to the maintenance agreement reduced our required level of service, accelerated the payment terms, and reduced Converge’s aggregate obligation by $500,000. The expected contractual maintenance payments under the new agreements plus the remaining deferred revenue under the original agreements were to be recognized on a straight-line basis through December 2003. In order to secure the payments under the amended and restricted subscription license agreement, the Company also received a subordinated security interest in certain of Converge’s assets (the “Security Interest”).

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

In exchange for the right to use the software installed at Converge in accordance with the terms and conditions set forth in the amended and restated subscription license agreement for a term of six months from the consummation of the Sale Transactions, at which time such right terminated, PCG Trading agreed to pay the Company $330,000, payable $33,000 per month for ten consecutive months beginning April 1, 2003, and the Company agreed to provide PCG Trading maintenance and support for the software installed at Converge pursuant to the amended and restated subscription license agreement for the six-month period following the consummation of the Sale Transactions.

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

During the years ended December 31, 2004, 2003, and 2002, we recognized revenues of approximately $33,000, $459,000, and $33.8 million, respectively, under the Converge agreements.

(17) Interest and Other Expense, Net

Interest and other expense, net was comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest expense, net	$(314)	$(1,046)	$(2,597)
Mark-to-market adjustment on warrants	(281)	—	—
Realized gain (loss) on investments	(35)	(51,019)	35
Transaction gains (loss)	(1)	120	939
Realized gain on forward sale	—	51,132	—
Inducement charges	—	(5,707)	(2,869)
Impairment charges – investments	—	—	(11,600)
Gain on early extinguishment of debt	—	—	5,411
Other income (expense) items, including terminated deal costs	73	—	(2,086)

Interest and other expense, net	$(558)	$(6,520)	$(12,767)

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

Interest expense decreased significantly for 2004, as compared to 2003, due to the repurchase of $6.4 million of our 5¼% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants, which occurred in the third quarter of 2003. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million, and change of control warrants valued at $124,000. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible notes in accordance with SFAS No. 84.

In connection Ariba’s acquisition of Tradex, we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As a result, we recognized a realized gain on the forward sale of $51.1 million and a realized loss on the investment in Ariba common stock of $51.1 million.

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

In 2002, we recorded impairment charges of $9.6 million related to our Converge investment, which included $3.5 million invested by the Company during February 2002. During 2002, we also recorded additional impairment charges of approximately $2.0 million for other than temporary declines in the fair values of our other cost method investments.

In September 2002, a put/call agreement between Verticalnet and BT was terminated, as well as BT’s put right under this agreement that would have required us to repurchase BT’s 10% interest in Verticalnet Europe. Separately, the Company and BT also agreed to terminate a reseller agreement between the parties, including a $1.5 million prepaid license obligation. As a result of this settlement, the Company recorded a $4.8 million gain representing the difference between the fair value of the consideration issued in the settlement transaction and the carrying value of the amounts due to BT.

(18) Summarized Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
2004
Revenues	$4,536	$6,535	$6,251	$5,603
Gross profit	2,415	3,525	2,535	2,548
Net loss	(2,229)	(1,252)	(3,396)	(2,843)
Basic and diluted loss per common share	(0.10)	(0.05)	(0.11)	(0.08)

2003
Revenues	$3,430	$2,177	$1,845	$2,180
Gross profit	2,541	1,455	1,148	1,342
Net loss	(1,193)	(1,170)	(7,594)	(1,058)
Basic and diluted loss per common share	(0.09)	(0.09)	(0.46)	(0.06)

(a)	The Company’s results for the fourth quarter of 2004 were positively impacted by the reversal of $185,000 of accrued tax liabilities which were determined to be no longer necessary.

The Company’s results for the fourth quarter of 2003 were positively impacted by the reversal of $365,000 of accrued liabilities which were determined to be no longer necessary.

Per share data amounts for the quarters have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts because of differences in the average common shares outstanding during each period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

MICHAEL J. HAGAN, 42, co-founded Verticalnet in 1995 and has served as Chairman of the board since February 2002 and as a director since 1995. Mr. Hagan has been Chairman and Chief Executive Officer of NutriSystem, Inc. since December 2002. Prior to that, he served as our President and Chief Executive Officer from January 2001 until February 2002, and Executive Vice President and Chief Operating Officer from January 2000 to January 2001. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. Currently he serves as a trustee of American Financial Realty Trust and Saint Joseph’s University. Mr. Hagan received a B.S. from St. Joseph’s University and was formerly a Certified Public Accountant.

JEFFREY C. BALLOWE, 49, has served as a director since July 1998. Mr. Ballowe is retired from Ziff-Davis, Inc. where he was President, Interactive Media and Development Group. Before leaving Ziff Davis at the end of 1997, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (now TechTV), and the initial ZD/Softbank investment in Yahoo!, Inc. Currently he serves as a director of Onvia.com and as a member of the Advisory Board of Internet Capital Group, Inc. He is the co-founder and past President of the not-for-profit Electronic Literature Organization and a member of the Board of Trustees of Lawrence University. He has an MBA from the University of Chicago, an M.A. in French from the University of Wisconsin-Madison, and a B.A. from Lawrence University.

ROBERT F. BERNSTOCK, 54, has served as a director since December 2001. Mr. Bernstock has been the Executive Vice President of The Scotts Company and President of North America since June 2003. Prior to that, he was Senior Vice President and General Manager, Air Care, Food & Branded Commercial Markets of The Dial Corporation starting in October 2002. He was the President and Chief Executive Officer and a board member of Atlas Commerce from January 2001 to December 2001. Mr. Bernstock was President, Chief Executive Officer and a board member of Vlasic Foods International Inc. from March 1998 when Vlasic was spun-off from Campbell Soup Company, to December 2000. Vlasic filed voluntarily for bankruptcy in January 2001 under Chapter 11 of the United States Bankruptcy Code. Mr. Bernstock served as Executive Vice President of Campbell Soup Company and President of its Specialty Foods Division from July 1997 to March 1998. Prior to that, he was appointed President—U.S. Grocery Division and Senior Vice President of Campbell Soup Company in March 1996. Mr. Bernstock served as President—International Grocery Division of Campbell Soup Company from August 1994 to February 1996. He served as President—International Soup Division of Campbell Soup Company from June 1993 to July 1994 and was Vice President of Campbell Soup Company. Mr. Bernstock received his MBA from Harvard Business School and a B.A. from Hamilton College.

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

NATHANAEL V. LENTZ, 42, has served as our President and Chief Executive Officer since November 2002. He was our Senior Vice President of Strategy and Marketing from August 2000 to November 2002, during which time he had responsibility for guiding our transition from an operator of Internet-marketplaces to a provider of supply management solutions. Prior to that, Mr. Lentz was a Vice President and Partner of Mercer Management Consulting, where he was employed from September 1991 to May 1998 and January 1999 to August 2000. While at Mercer, Mr. Lentz managed the San Francisco office and was a leader in their Global Process Industries and E-Commerce Practices. From May 1998 to November 1998, he was employed as Vice President of Strategic Development at CMC Industries, an electronic manufacturing services company located in Santa Clara, CA. Mr. Lentz received his MBA from Stanford University where he was an Arjay Miller scholar and a B.A. from Brown University.

VINCENT J. MILANO, 41, has served as a director since August 2003. Mr. Milano is currently serving as Vice President, Chief Financial Officer of ViroPharma Inc., a position he has held since November 1997. In addition, Mr. Milano has served as Vice President, Finance & Administration of ViroPharma since February 1997, as Treasurer since July 1996, and as Executive Director, Finance & Administration from April 1996 until February 1997. From 1985 until he joined ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, where he was a Senior Manager since 1991. Mr. Milano is a Certified Public Accountant. Mr. Milano received his B.S. in accounting from Rider College.

JOHN N. NICKOLAS, 38, has served as a director since February 2003. Mr. Nickolas has been Director, Finance & Accounting with The Philadelphia Phillies since July 2003. Prior to joining The Philadelphia Phillies, Mr. Nickolas had been a managing director with Internet Capital Group, Inc. since January 1999. During his tenure at Internet Capital Group, Mr. Nickolas served in a variety of roles including Chief Financial Officer of ICG Europe Ltd., a wholly owned subsidiary, and as a board member and Chief Financial Officer of Logistics.com, an Internet Capital Group partner company that was sold in December 2002. Prior to joining Internet Capital Group, Mr. Nickolas served in various financial positions with Safeguard Scientifics, Inc. from 1994 through 1998, most recently as Corporate Controller. Prior to joining Safeguard, Mr. Nickolas was an audit manager in the Philadelphia office of KPMG LLP. Mr. Nickolas graduated summa cum laude with a B.S. in Accounting from West Chester University.

GREGORY G. SCHOTT, 40, has served as a director since August 2003. Mr. Schott served as Senior Vice President of Marketing for Agile Software Corporation from 2001 to 2002. From 1999 to 2001 Mr. Schott served as Vice President of Business Development for Agile. From 1997 to 1999, Mr. Schott served as Vice President of Marketing at Digital Generation Systems, Inc., a provider of digital distribution systems to the broadcast advertising industry. From 1996 to 1997, Mr. Schott served as Vice President of Operations, from 1995 to 1996 as Director of Business Development and from 1994 to 1995 as Director of Operations, all at Digital Generation Systems. From 1991 to 1994, Mr. Schott served as a management consultant at The Boston Consulting Group. Mr. Schott received a B.S. in Mechanical Engineering from North Carolina State University and an MBA from Stanford University.

MARK L. WALSH, 50, has served as a director since August 1997. In November 2003, Mr. Walsh was named Chief Executive Officer of Progress Media, Inc. and Air America Radio, Inc. Prior to that, Mr. Walsh had been the Chief Technology Advisor to the Democratic National Committee since January 2002. He served as Chairman of the Verticalnet board of directors from July 2000 until February 2002. Prior to that, he served as President and Chief Executive Officer from August 1997 to July 2000. Prior to joining Verticalnet, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric’s online service. He currently serves on a number of private company and non-profit boards of directors and advisors. He received his MBA from Harvard Business School and B.A. from Union College.

DARRYL E. WASH, 39, has served as a director since August 2004. Mr. Wash co-founded Ascend Venture Group, LLC in January 2000 and has served as its Managing Partner since January 2000. Ascend is a private investment firm specializing in the education and applied technology industries. Prior to founding Ascend, he served as a Managing Director of Peter J. Solomon Company, a New York-based private investment bank focused in the retail, communications, and education markets, from April 1995 to January 2000. Prior to that, Mr. Wash was employed in the Investment Banking Division of Goldman, Sachs & Co. from June 1991 to March 1995. Currently, Mr. Wash serves as a director of several Ascend portfolio companies as well as the National Association of Investment Companies. Mr. Wash received a B.A. in Economics from the University of California at Berkeley and an MBA from Stanford University.

Executive Officers

The following table sets forth the name, age, and position of each person who was serving as an executive officer as of March 1, 2005.

Name	Age	Position
Nathanael V. Lentz	42	President and Chief Executive Officer
Gene S. Godick	39	Executive Vice President and Chief Financial Officer
Brent W. Habig	35	Executive Vice President, Sales and Consulting
Christopher G. Kuhn	53	Vice President, General Counsel, and Secretary

Set forth below is biographical information about each of our executive officers, except for Mr. Lentz whose biographical information is provided above under “Directors.”

NATHANAEL V. LENTZ – see biographical description above.

GENE S. GODICK - has served as our Executive Vice President and Chief Financial Officer since February 2003. Mr. Godick also previously served as our Chief Financial Officer from June 1998 until October 2001 and as a financial consultant to the Company from November 2002 to February 2003. For the period from December 2001 through June 2002, Mr. Godick served as the Chief Financial Officer of TargetRx, Inc., a privately owned company based in Horsham, Pennsylvania. From 1997 until 1998 he worked as a senior manager at KPMG LLP in their information, communications and entertainment practice, with a focus on high technology companies. Prior to joining KPMG, Mr. Godick was President and Chief Financial Officer of Industrial Construction, Inc., a privately owned environmental remediation firm, from 1994 to 1997. From 1987 until 1994, Mr. Godick was an accountant and manager for Arthur Andersen LLP’s Enterprise Group, which provided services to emerging growth technology and software companies. Mr. Godick received a B.S. from Villanova University and is an inactive Certified Public Accountant in the Commonwealth of Pennsylvania.

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

CHRISTOPHER G. KUHN - has served as our Vice President, General Counsel, and Secretary since October 2002. From February 2000 through October 2002, Mr. Kuhn was Verticalnet’s Vice President of Legal Affairs and Assistant Secretary. From December 1998 through February 2000, he was General Counsel of the Company. Prior to that, he was an attorney with the law firm of Silberman & DiFilippo from 1989 to 1998. Mr. Kuhn received a B.A. from West Chester State College and a J.D. from the Delaware Law School.

Audit Committee

The board of directors has established an audit committee. The functions of the audit committee are to recommend the appointment of the independent registered public accounting firm; review the arrangements for and scope of the audit by the independent registered public accounting firm; review the audit reports of the independent registered public accounting firm; and review procedures relating to the Company’s internal controls. The audit committee is currently composed of Mr. Vincent J. Milano, Mr. Jeffrey C. Ballowe, and Mr. Gregory G. Schott. The board has determined that Mr. Milano is an “audit committee financial expert,” as defined under Item 401(h)(2) of Regulation S-K of the Securities Exchange Act of 1934, as amended and all members are “independent” as such term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Values and Conduct

We have adopted a Code of Values and Conduct that applies to, among others, our principal executive officer, principal financial officer, and other persons performing similar functions. The Code of Values and Conduct is available on our website at www.verticalnet.com, attached hereto as Exhibit 14.1, and will be provided in print to any shareholder upon receipt of a written request. Requests should be addressed to Investor Relations, 400 Chester Field Parkway, Malvern, PA 19355.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and holders of more than 10% of Verticalnet’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. To the best of Verticalnet’s knowledge, the reports for all officers, directors, and holders of more than 10% of Verticalnet’s common stock were timely filed during fiscal 2004, except for the following reports:

Person	Number of Late Filings	Number of Filings Not Made	Explanation
Orville A. Bailey	2	0	Company inadvertently failed to timely file Form 3 and Form 4 with respect to shares acquired pursuant to acquisition of B2eMarkets, Inc.

Robert F. Bernstock	1	0	Company inadvertently failed to timely file Form 4 with respect to an annual option grant.

Gene S. Godick	1	0	Company inadvertently failed to timely file Form 4 with respect to an annual option grant.

Christopher G. Kuhn	1	0	Company inadvertently failed to timely file Form 4 with respect to an annual option grant.

Nathanael V. Lentz	1	0	Company inadvertently failed to timely file Form 4 with respect to an annual option grant.

Mark L. Walsh	1	0	Mr. Walsh inadvertently failed to timely file a Form 4 with respect to an annual option grant.

Darryl E. Wash	1	0	Company inadvertently failed to timely file Form 3 with respect to shares acquired pursuant to acquisition of B2eMarkets, Inc. Mr. Wash disclaims any beneficial ownership of any shares.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned or paid during the years ended December 31, 2004, 2003 and 2002 to Verticalnet’s chief executive officer and its four other most highly compensated executive officers whose salary and bonus exceed $100,000 for the year ended December 31, 2004 (the “named executive officers”), for services rendered to Verticalnet during each of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long Term Compensation				All Other Compensation
		Annual Salary		Bonus		No. of Stock Options Granted	Restricted Stock Awards (11)
Nathanael V. Lentz President and Chief Executive Officer (1)	2004 2003 2002	$ $ $	382,083 360,013 244,913		$63,334 — —	114,514 300,890 100,000	$ $	227,884 — 93,000	(6) (7)	— — —

Gene S. Godick Executive Vice President and Chief Financial Officer (2)	2004 2003	$ $	327,500 275,000		$50,000 —	83,440 319,237	$ $	170,912 63,000	(8) (9)	— —

Brent W. Habig Executive Vice President, Sales and Consulting (3)	2004		$275,000		$30,000	150,000		—		$4,789

Orville A. Bailey Executive Vice President, Alliances and Business Development (4)	2004		$154,024		—	—		—		$250,000

Christopher G. Kuhn Vice President - General Counsel and Secretary (5)	2004 2003 2002	$ $ $	180,125 170,456 141,230	$ $	18,000 — 14,000	48,996 138,169 15,000		$113,940 — —	(10)	— — —

(1)	Mr. Lentz has served as President and Chief Executive Officer since November 2002.
(2)	Mr. Godick returned to Verticalnet as Executive Vice President and Chief Financial Officer in February 2003.
(3)	Mr. Habig joined Verticalnet on January 30, 2004 as a result of the Tigris acquisition. Mr. Habig’s other compensation represents his 401(K) match.
(4)	Mr. Bailey joined Verticalnet on July 19, 2004 as a result of the B2eMarkets acquisition and subsequently resigned effective December 31, 2004. Mr. Bailey’s other compensation represents an incentive payment that was due him as a result of the sale of B2eMarkets to Verticalnet
(5)	Mr. Kuhn has served as General Counsel since October 2002.
(6)	Mr. Lentz’s Restricted Stock Award vested 33% on February 10, 2004 and will vest 16.75% every six months thereafter. As of December 31, 2004, the aggregate value of this award was $122,354.
(7)	Mr. Lentz’s Restricted Stock Award vested 25% every six months from its grant date of December 23, 2002. As of December 31, 2004, the aggregate value of this award was $160,000.
(8)	Mr. Godick’s Restricted Stock Award vested 33% on February 10, 2004 and will vest 16.75% every six months thereafter. As of December 31, 2004, the aggregate value of this award was $91,765.
(9)	Mr. Godick’s Restricted Stock Award vested 25% every six months from it’s grant date of February 6, 2003. As of December 31, 2004, the aggregate value of this award was $120,000.
(10)	Mr. Kuhn’s Restricted Stock Award vested 33% on February 10, 2004 and will vest 16.75% every six months thereafter. As of December 31, 2004, the aggregate value of this award was $61,176.
(11)	Represents RSU grants, therefore no dividends will be paid on these grants.

Option Grants in Last Fiscal Year

The table below shows information about stock options granted during fiscal 2004 to each of the named executive officers:

	Individual Grants							Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term (4)
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees		Exercise price per share	Market Price on Grant Date	Expiration Date	0%	5%	10%
Nathanael V. Lentz	38,043 76,471	(l) (2)	0.88 1.77	% %	1.20 2.99	2.99 2.99	02/10/2014 02/10/2014	$68,097 —	$139,633 143,796	$249,383 364,406

Gene S. Godick	26,087 57,353	(l) (2)	0.61 1.33	% %	1.20 2.99	2.99 2.99	02/10/2014 02/10/2014	46,696 —	95,750 107,846	171,008 273,304

Brent W. Habig	150,000	(3)	3.48%		3.05	3.05	01/30/2014	—	287,719	729,137

Orville A. Bailey	—		—		—	—	—	—	—	—

Christopher G. Kuhn	10,761 38,235	(l) (2)	0.25 0.89	% %	1.20 2.99	2.99 2.99	02/10/2014 02/10/2014	19,262 —	39,497 71,897	70,541 182,201

(1)	100% of the grant vested on February 10, 2005.
(2)	33% of the grant vested on February 10, 2005. The remainder of the grant will vest at 16.75% every six months through February 10, 2007.
(3)	25% of the grant vested on July 30, 2004 and January 30, 2005. 25% of the grant will vest on July 30, 2005 and the remainder will vest on January 30, 2006.
(4)	These columns show gains that may exist for the respective options, assuming that the market price for the common stock appreciates from the date of grant over a period of ten years at annual rates of growth of 0%, 5%, and 10%, respectively. The 0%, 5%, and 10% rates of growth are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 0%, 5%, and 10% levels or at any other defined level.

The table below sets forth information with respect to option exercises during fiscal 2004 by each of the named executive officers and the status of their options at December 31, 2004:

Aggregated Option Exercises during Fiscal 2004 and Option Values on December 31, 2004

	Number of Shares Acquired Upon Exercise Of Options	Value Realized Upon Exercise (1)	Number of Unexercised Options at 12/31/04		Value of Unexercised-In- The-Money Options at 12/31/04 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Nathanael V. Lentz	—	$—	437,890	164,515	$275,670	$52,006
Gene S. Godick	—	—	269,236	133,441	222,486	46,075
Brent W. Habig	—	—	37,500	112,500	—	—
Orville A. Bailey	—	—	—	—	—	—
Christopher G. Kuhn	—	—	147,925	73,997	105,739	22,616

(1)	Represents the difference between the market price on the exercise date and the exercise price, multiplied by the number of options exercised. Does not necessarily reflect the value received if the individual sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the market price on the date of exercise.
(2)	Represents the difference between the year-end stock price ($1.61 per share) and the exercise price associated with each option, multiplied by the number of shares underlying the options.

Compensation of Directors

On November 2, 2004, the board of directors adopted a policy regarding compensation to the members of the board. Verticalnet pays its non-employee directors $10,000 once a year for regular service on the board in the form of a grant of restricted stock units (“RSUs”). The number of RSUs granted is determined by dividing $10,000 by the closing price of Verticalnet common stock on the date of grant, which is typically the date of the annual meeting of shareholders. The RSUs have an “exercise” price of $0.01 which is payable by the grantee upon distribution of the shares represented by the RSUs, and typically vest 25% each quarter after the date of grant. In addition, members of the Board are reimbursed for expenses they incur in attending meetings.

Additionally, each non-employee director receives an initial grant of 30,000 options upon joining the board and an annual grant of 20,000 options granted on the date of the Annual Meeting. The exercise price of the options is the closing price of Verticalnet common stock on the date of grant. The options are generally non-qualified stock options and 100% of the options vest in one year from the date of grant. Options have a maximum term of ten years, except that a director has 90 days to exercise after leaving the board. For fiscal 2004, Verticalnet did not grant options or RSUs to its non-employee directors. Pursuant to a policy established by his employer, Internet Capital Group, Mr. Buckley holds his options and RSUs for the exclusive economic benefit of Internet Capital Group.

Verticalnet pays the chair of the audit committee $5,000 and members of its audit committee $3,500 for each fiscal quarter that they serve on the committees. Verticalnet pays the members of its compensation, nominating, and corporate governance committees $1,500 for each fiscal quarter that they serve on the committee.

Compensation Committee Interlocks and Insider Participation

The compensation committee is charged with reviewing Verticalnet’s general compensation policies; reviewing, approving, recommending, and administering Verticalnet’s incentive compensation and stock option plans; and approving certain employment arrangements. The members of the committee during 2004 were as follows:

January 1, 2004 through April 26, 2004	April 26, 2004 through December 31, 2004
Jeffrey C. Ballowe, Chair	Walter W. Buckley, III, Chair
Robert F. Bernstock	Jeffrey C. Ballowe
Gregory G. Schott

None of the executive officers, directors, or compensation committee members presently serve, or in the past served, on the compensation committee of any other company whose directors or executive officers served on our compensation committee.

Employment Agreements

The Company entered into employment agreements with the following executives on the terms as set forth below:

As of November 13, 2002, the Company entered into an employment agreement with Nathanael V. Lentz with an initial salary of $350,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. The agreement has a target bonus of 50% of salary, which is not guaranteed. If Mr. Lentz is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release, a lump sum payment equal to salary for one year and a pro rata portion of any target bonus Mr. Lentz would have earned in the year of termination. In addition, he would receive healthcare coverage paid by the Company for one year; unvested options granted during 2001 would be accelerated for a period equal to six months plus one additional month for each month that the executive has been employed by the Company; all vested options granted during 2001 would be exercisable for five years after termination of employment. Upon a “change of control,” Mr. Lentz’s outstanding restricted stock units would become fully vested. If within two years after a change of control, Mr. Lentz is terminated without cause or chooses to leave for “good reason,” then he will receive the termination without cause benefits above, and a change in control bonus equal to, if the change in control occurs during the first year of employment, a pro rata portion of the target bonus for that year, and, if the change in control occurs after one year of employment, the entire target bonus for the year in which the change in control takes place. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

As of February 3, 2003, the Company entered into an employment agreement with Gene S. Godick to be the Company’s Chief Financial Officer with an initial salary of $300,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. The agreement has a target bonus of 40% of salary, which is not guaranteed. The agreement provides for a grant of 100,000 stock options and 75,000 restricted stock units. If Mr. Godick is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release, a lump sum payment equal to salary for one year and a pro rata portion of any target bonus Mr. Godick would have earned in the year of termination. In addition, the Company will pay healthcare coverage for one year and all vested options granted would be exercisable for one year after termination of employment. Upon a “change of control,” Mr. Godick’s outstanding stock options and restricted stock units would become fully vested. If within two years after a change of control, the executive is terminated without cause or chooses to leave for “good reason,” then the executive will receive the termination without cause benefits above, and a “change in control bonus” equal to, if the change in control occurs prior to November 13, 2003, a pro rata portion of the target bonus for that year, and, if the change in control occurs after November 13, 2003, the entire target bonus for the year in which the change in control takes place. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

As of January 30, 2004, the Company entered into an employment agreement with Brent Habig to be the Company’s Executive Vice President of Sales and Consulting with an initial salary of $300,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one-year advance notice of non-renewal. The agreement has a target bonus of 40% of salary, which is not guaranteed. If Mr. Habig is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for one year and a pro rata portion of any target bonus Mr. Habig would have earned in the year of termination. In addition, the Company will pay healthcare coverage for one year, all vested options granted would be exercisable for one year after termination of employment, and Mr. Habig’s non-competition agreement would be modified to reduce the period of non-competition to six months. If within two years after a change of control, Mr. Habig is terminated without cause or chooses to leave for “good reason,” then Mr. Habig will receive the termination without cause benefits above, but any vested options would only be exercisable for 90 days after termination of employment. The agreement provides for a cap to Mr. Habig’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defines “good reason” after a change of control as (1) Mr. Habig is transferred more than 50 miles without consent; (2) a material reduction of authority, duties or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

As of July 19, 2004, the Company entered into an employment agreement with Orville A. Bailey to be the Company’s Executive Vice President of Alliances and Business Development with an initial salary of $300,000 per annum. Mr. Bailey resigned effective December 31, 2004, although he had ceased to function as an executive officer as of December 1, 2004. There is no agreement between the Company and Mr. Bailey regarding additional termination benefits. The employment agreement had a term of two years, with automatic renewal unless either party gave at least one-year advance notice of non-renewal. The agreement had a target bonus of 40% of salary, which was not guaranteed. The agreement provided for a grant of 190,000 stock options, subject to certain conditions which were not satisfied prior to Mr. Bailey’s resignation. Mr. Bailey was not granted any options during 2004 or thereafter. When the agreement was in effect, it provided that if Mr. Bailey were to be terminated without cause (with one month advance notice of termination without cause), then he would receive, in exchange for a mutual general release: a lump sum payment equal to salary for one year and a pro rata portion of any target bonus Mr. Bailey would have earned in the year of termination. In addition, the Company would have paid healthcare coverage for one year, all vested options granted would have been exercisable for one year after termination of employment and Mr. Bailey’s non-competition agreement would have been modified to reduce the period of non-competition to six months. If within two years after a change of control, Mr. Bailey were to be terminated without cause or chose to leave for “good reason,” then Mr. Bailey would have received the termination without cause benefits above, but any vested options would only have been exercisable for 90 days after termination of employment. The agreement provided for a cap to Mr. Bailey’s compensation if it produced a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Internal Revenue Code. The agreement defined “good reason” after a change of control as (1) Mr. Bailey is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Except as set forth in the following table, Verticalnet knows of no single person or group that is the beneficial owner of more than 5% of Verticalnet’s common stock as of March 1, 2005.

Name And Address Of Beneficial Owner	Amount And Nature of Beneficial Ownership		Percent of Class (2)
Internet Capital Group, Inc. 690 Lee Road, Suite 310 Wayne, PA 19087	2,521,705	(1)	5.9%

(1)	Includes 62,703 shares of common stock issuable upon the conversion of warrants. Excludes 5,159 shares owned by Walter W. Buckley, III. Mr. Buckley disclaims beneficial ownership of all shares held by Internet Capital Group. Mr. Buckley is the chief executive officer and chairman of the board of Internet Capital Group.
(2)	As of March 1, 2005 there were 42,814,374 shares of common stock outstanding (including 702,927 shares subject to an escrow arrangement in connection with the B2eMarkets acquisition).

The following table shows the amount of common stock of Verticalnet beneficially owned (unless otherwise indicated) by Verticalnet’s directors, the executive officers of Verticalnet named in the Summary Compensation Table appearing in Item 11 of this Form 10-K and the directors and named executive officers of Verticalnet as a group. Except as otherwise indicated, all information is as of March 1, 2005.

Name	Aggregate Number of Shares Beneficially Owned (1)	Acquirable Within 60 days (2)	Total Beneficial Ownership	Percent of Shares Outstanding (3)
Michael J. Hagan	160,412	35,769	196,181	*
Nathanael V. Lentz	10,380	676,404	686,784	1.6%
Jeffrey C. Ballowe	96,630	23,714	120,344	*
Robert F. Bernstock	—	36,288	36,288	*
Walter W. Buckley, III (4) (5) (6)	2,464,161	67,703	2,531,864	5.9%
Vincent J. Milano	—	20,000	20,000	*
John N. Nickolas	—	20,000	20,000	*
Gregory G. Schott	—	20,000	20,000	*
Mark L. Walsh	130,944	96,235	227,179	*
Darryl E. Wash (7) (8)	907,198	12,500	919,698	2.1%
Gene S. Godick	10,000	458,176	468,176	1.1%
Brent W. Habig (9)	1,823,852	75,000	1,898,852	4.4%
Orville A. Bailey	126,550	—	126,550	*
Christopher G. Kuhn	180	208,921	209,101	*

All directors and executive officers as a group (14 persons)	5,730,307	1,750,710	7,481,017	17.5%

*	Represents less than 1% of Verticalnet’s outstanding common stock.
(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.
(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at March 1, 2005 or within 60 days thereafter under Verticalnet’s stock option plans or warrants that are currently exercisable.
(3)	Based on 42,814,374 shares of common stock outstanding (including 702,927 shares subject to an escrow agreement in connection with the B2eMarkets acquisition) at March 1, 2005.
(4)	Includes 2,459,002 shares owned by Internet Capital Group, for which Mr. Buckley serves as the chief executive officer and chairman of the board, as disclosed in a Schedule 13G filed February 14, 2002. Mr. Buckley disclaims beneficial ownership to all shares held by Internet Capital Group.
(5)	Includes 62,703 shares of common stock issuable upon the exercise of warrants held by Internet Capital Group. Mr. Buckley serves as the chief executive officer and chairman of the board of Internet Capital Group. Mr. Buckley disclaims beneficial ownership of Verticalnet’s warrants held by Internet Capital Group. Mr. Buckley disclaims beneficial ownership to all shares held by Internet Capital Group.
(6)	Includes options to purchase 5,000 shares which Mr. Buckley holds for the exclusive economic benefit of Internet Capital Group. Mr. Buckley disclaims beneficial ownership to all shares held by Internet Capital Group.
(7)	Includes 818,743 shares owned by Ascend Ventures, LP. Mr. Wash is the managing partner of Ascend Ventures, LP. Mr. Wash disclaims beneficial ownership of these shares in their entirety.
(8)	Includes 88,455 shares owned by Halo-B2eMarkets, LLC. Mr. Wash is the managing member of Halo-B2eMarkets, LLC . Mr. Wash disclaims beneficial ownership of these shares in their entirety.
(9)	Mr. Habig sold 900,000 shares on March 10, 2005.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

The following table provides information on all existing equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Amended and Restated 1996 Equity Compensation Plan	638,787	$7.31	100,375
1999 Long Term Incentive Plan	880,930	$2.57	45,291
1999 Equity Compensation Plan	1,350,220	$5.67	117,581
Verticalnet, Inc. 2000 Equity Compensation Plan	4,079,617	$4.57	2,654,457

Equity compensation plans not approved by secured holders:
1998 Tigris Plan	195,347	$1.91	10,124
1999 Isadra NQ Plan	69,095	$5.65	7,794
Atlas Commerce Plan 1999 LTIP	124,221	$8.32	86,772
Isadra Rollover Plan	—		3,143

	7,338,217		3,025,537

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

KPMG LLP audited Verticalnet’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003.

Services to be performed by the independent registered public accounting firm are approved by the audit committee prior to the rendering of such services after due consideration of the effect of the performance thereof on the independence of the independent registered public accounting firm.

Fiscal 2004 and 2003 Audit Firm Fee Summary

The following table presents fees paid for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees	$350,000	$241,141
Audit-related fees (1)	137,200	96,800

Audit and audit-related fees	487,200	337,941

Tax fees (2)	7,000	17,950
All other fees (3)	—	1,600

Total fees	$494,200	$357,491

(1)	Audit-related fees consist principally of fees for performing due diligence services.
(2)	Tax fees consist of fees for tax consultation services.
(3)	Secretarial services performed during dissolution of a foreign subsidiary.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The audit committee has established a policy regarding pre-approval of the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services and pre-approval of the fees for such services. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the audit committee approves the engagement of the independent registered public accounting firm to provide these services, as well as certain fee levels for these services. On a periodic basis, management reports to the audit committee regarding the actual spending for such projects and services as compared to the pre-approved fee levels. The audit committee also has delegated the ability to pre-approve audit and lawfully permitted non-audit services to Mr. Milano, provided that any pre-approvals by Mr. Milano are reported to the full audit committee at its next scheduled meeting. All audit-related fees, tax fees, and other fees were approved by the audit committee or in accordance with the procedures set forth above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Document filed as Part of this Report

1. Financial Statements.

See Item 8 of this report.

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is filed as part of this report immediately following the signature page. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this report. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (7)

3.5	Amended and Restated Bylaws (1)

4.1	Indenture, dated September 27, 1999, between Verticalnet, Inc. and Bankers Trust Company (3)

10.1	Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock, dated November 25, 1998, issued to Progress Capital, Inc. (1)

10.2	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

10.3	Series A Preferred Stock Purchase Agreement, dated as of September 12, 1996, between Internet Capital Group, L.L.C. and Verticalnet, Inc. (1)

10.4	Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors (1)

10.5	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

10.6	Exchange, Registration and Lock-Up Agreement, dated as of September 12, 2002, between Verticalnet, Inc. and Ballinrobe Limited (8)

10.7	Asset Purchase Agreement, dated as of June 28, 2002, between Verticalnet, Inc., Verticalnet LLC, Vert Tech LLC, Corry Publishing, Inc. and Vert Markets Inc. (7)

10.8	Agreement of Merger, by and among Verticalnet, Inc., River Acquisition Co., Inc., Tigris Corp., and Brent Habig, dated January 30, 2004 (12)

10.9	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004 (12)

10.10	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004 (12)

10.11	Supplemental Agreement, effective as of January 30, 2004, made as of March 31, 2004, by and among Verticalnet, Inc., Tigris I Corp., formerly known as River Acquisition Co., Inc., and successor by merger to Tigris Corp., a New York corporation, and Brent Habig (14)

10.12	Agreement of Merger, by and among Verticalnet, Inc., Popcorn Acquisition Sub., Inc. and B2eMarkets, Inc. dated July 16, 2004 (15)

10.13	Registration Rights Agreement by and among Verticalnet, Inc. and certain former stockholders of B2eMarkets, Inc. dated July 16, 2004 (15)

10.14	Convertible Promissory Note dated July 16, 2004 from Verticalnet, Inc. to FBR Investment Management, Inc. (15)

10.15	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (11)

Exhibit Number	Description
10.16	Lease Agreement by and between SMII Fifth Avenue LLC, and Tigris Corp., dated as of the 31st day of August 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 261 Fifth Avenue, New York, New York 10016) *

10.17	Lease Agreement by and between Thirty Three Associates LLC, and Tigris Corp., dated as of May 15, 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 33 N. LaSalle Street, Chicago, IL 60602) *

10.18	Sixth Amendment to Lease dated September 24, 2004 by and among The realty Associates VI, L.P., B2eMarkets, Inc., and Verticalnet, Inc. (being an amendment of a lease dated February 25, 2000 by and between Montrose Office Park LLC and B2eMarkets, Inc., as amended and as assigned to Verticalnet, Inc. with respect to certain premises in the building located at 3202 Tower Oaks Boulevard, Rockville, Maryland)*

10.19	Amended and Restated 1996 Equity Compensation Plan (1) (6)

10.20	1999 Equity Compensation Plan (3) (6) (9)

10.21	Verticalnet, Inc. 2000 Equity Compensation Plan (4) (6)

10.22	Amended and Restated Equity Compensation Plan for Employees (5) (6)

10.23	1999 Long Term Incentive Plan (6) (10)

10.24	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (11)

10.25	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (11)

10.26	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (11)

10.27	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig (6) (13)

10.28	Employment Agreement, dated July 16, 2004, between Verticalnet, Inc. and Orville A. Bailey (6) *

14.1	Code of Values and Conduct (13)

21.1	Subsidiaries of the registrant *

23.2	Consent of KPMG LLP*

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’ Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 1999.
(4)	Filed as Annex A to the registrant’s definitive proxy statement on Schedule 14A, which was filed on October 1, 2004. This exhibit was approved by the registrant’s shareholders at the registrant’s 2004 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s report on Form 8-K dated July 15, 2002.
(8)	Filed as an exhibit to the registrant’s report on Form 8-K dated September 24, 2002.
(9)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(10)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(11)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2002.
(12)	Furnished as an exhibit to the registrant’s report on Form 8-K dated February 17, 2004.
(13)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2003.
(14)	Filed as an exhibit to the registrant’s report on Form 10-Q dated March 31, 2004.
(15)	Furnished as an exhibit to the registrant’s report on Form 8-K dated August 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on March 31, 2005.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Nathanael V. Lentz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 31, 2005.

Signature	Title	Date
/s/ MICHAEL J. HAGAN Michael J. Hagan	Chairman of the Board and Director	March 31, 2005

/s/ NATHANAEL V. LENTZ Nathanael V. Lentz	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ GENE S. GODICK Gene S. Godick	Executive Vice President and Chief Financial Officer (principal financial officer and accounting officer)	March 31, 2005

/s/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 31, 2005

/s/ ROBERT F. BERNSTOCK Robert F. Bernstock	Director	March 31, 2005

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Director	March 31, 2005

/s/ VINCENT J. MILANO Vincent J. Milano	Director	March 31, 2005

/s/ JOHN N. NICKOLAS John N. Nickolas	Director	March 31, 2005

/s/ GREGORY G. SCHOTT Gregory G. Schott	Director	March 31, 2005

/s/ MARK L. WALSH Mark L. Walsh	Director	March 31, 2005

/s/ DARRYL E. WASH Darryl E. Wash	Director	March 31, 2005

VERTICALNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003, and 2002

(in thousands)

	Balance at Beginning of the Period	Charged to Costs and Expenses	Write-offs	Other		Balance at End of the Period
Allowance for doubtful accounts:
December 31, 2002	$101	$2,917	$(1,330)	$(4)	(a)	$1,684
December 31, 2003	1,684	—	(1,684)	—		—
December 31, 2004	—	—	—	34	(b)	34

(a)	Reflects the adjustment to the allowance as a result of the sale of the SMB unit in 2002.
(b)	Acquired as part of the Tigris and B2eMarkets acquisitions in 2004.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (7)

3.5	Amended and Restated Bylaws (1)

4.1	Indenture, dated September 27, 1999, between Verticalnet, Inc. and Bankers Trust Company (3)

10.1	Common Stock Purchase Warrant to purchase 40,026 shares of Common Stock, dated November 25, 1998, issued to Progress Capital, Inc. (1)

10.2	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

10.3	Series A Preferred Stock Purchase Agreement, dated as of September 12, 1996, between Internet Capital Group, L.L.C. and Verticalnet, Inc. (1)

10.4	Series D Investor Rights Agreement, dated as of May 8, 1998, by and among Verticalnet, Inc. and certain Investors (1)

10.5	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

10.6	Exchange, Registration and Lock-Up Agreement, dated as of September 12, 2002, between Verticalnet, Inc. and Ballinrobe Limited (8)

10.7	Asset Purchase Agreement, dated as of June 28, 2002, between Verticalnet, Inc., Verticalnet LLC, Vert Tech LLC, Corry Publishing, Inc. and Vert Markets Inc. (7)

10.8	Agreement of Merger, by and among Verticalnet, Inc., River Acquisition Co., Inc., Tigris Corp., and Brent Habig, dated January 30, 2004 (12)

10.9	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004 (12)

10.10	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004 (12)

10.11	Supplemental Agreement, effective as of January 30, 2004, made as of March 31, 2004, by and among Verticalnet, Inc., Tigris I Corp., formerly known as River Acquisition Co., Inc., and successor by merger to Tigris Corp., a New York corporation, and Brent Habig (14)

10.12	Agreement of Merger, by and among Verticalnet, Inc., Popcorn Acquisition Sub., Inc. and B2eMarkets, Inc. dated July 16, 2004 (15)

10.13	Registration Rights Agreement by and among Verticalnet, Inc. and certain former stockholders of B2eMarkets, Inc. dated July 16, 2004 (15)

10.14	Convertible Promissory Note dated July 16, 2004 from Verticalnet, Inc. to FBR Investment Management, Inc. (15)

10.15	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (11)

10.16	Lease Agreement by and between SMII Fifth Avenue LLC, and Tigris Corp., dated of the 31st day of August 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 261 Fifth Avenue, New York, New York 10016) *

10.17	Lease Agreement by and between Thirty Three Associates LLC, and Tigris Corp., dated as of May 15, 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 33 N. LaSalle Street, Chicago, IL 60602) *

10.18	Sixth Amendment to Lease dated September 24, 2004 by and among The realty Associates VI, L.P., B2eMarkets, Inc., and Verticalnet, Inc. (being an amendment of a lease dated February 25, 2000 by and between Montrose Office Park LLC and B2eMarkets, Inc., as amended and as assigned to Verticalnet, Inc. with respect to certain premises in the building located at 3202 Tower Oaks Boulevard, Rockville, Maryland)*

10.19	Amended and Restated 1996 Equity Compensation Plan (1) (6)

10.20	1999 Equity Compensation Plan (3) (6) (9)

10.21	Verticalnet, Inc. 2000 Equity Compensation Plan (4) (6)

10.22	Amended and Restated Equity Compensation Plan for Employees (5) (6)

10.23	1999 Long Term Incentive Plan (6) (10)

10.24	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (11)

10.25	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (11)

10.26	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (11)

10.27	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig (6) (13)

10.28	Employment Agreement, dated July 16, 2004, between Verticalnet, Inc. and Orville A. Bailey (6) *

E-1

Exhibit Number	Description
14.1	Code of Values and Conduct (13)

21.1	Subsidiaries of the registrant *

23.2	Consent of KPMG LLP*

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’ Registration Statement on Form S-1 (Registration No. 333-68053) filed with the Commission on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s report on Form 10-Q dated September 30, 1999.
(4)	Filed as Annex A to the registrant’s definitive proxy statement on Schedule 14A, which was filed on October 1, 2004. This exhibit was approved by the registrant’s shareholders at the registrant’s 2004 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s report on Form 8-K dated July 15, 2002.
(8)	Filed as an exhibit to the registrant’s report on Form 8-K dated September 24, 2002.
(9)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(10)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(11)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2002.
(12)	Furnished as an exhibit to the registrant’s report on Form 8-K dated February 17, 2004.
(13)	Filed as an exhibit to the registrant’s report on Form 10-K dated December 31, 2003.
(14)	Filed as an exhibit to the registrant’s report on Form 10-Q dated March 31, 2004.
(15)	Furnished as an exhibit to the registrant’s report on Form 8-K dated August 3, 2004.

E-2