Form 10-Q
period 2005-03-31
VERTICALNET INC
filed 2005-05-13
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2005 was 42,891,092 (includes 702,927 shares subject to an escrow agreement in connection with a recent acquisition).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,675	$9,370
Accounts receivable, net	5,020	5,902
Prepaid expenses and other current assets	1,605	802

Total current assets	13,300	16,074

Property and equipment, net	1,221	1,173
Other investments	606	606
Goodwill	16,319	16,364
Other intangible assets, net	5,053	5,603
Other assets	519	525

Total assets	$37,018	$40,345

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$651	$71
Accounts payable and accrued expenses	4,038	4,993
Deferred revenues	3,259	3,147

Total current liabilities	7,948	8,211

Non-current portion of deferred revenues	108	204
Long-term debt	134	42

Total liabilities	8,190	8,457

Commitments and contingencies (see Notes 2, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at March 31, 2005 and December 31, 2004	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 42,956,728 shares issued at March 31, 2005 and 42,702,941 shares issued at December 31, 2004	430	427
Additional paid-in capital	1,222,429	1,222,210
Deferred compensation	(1,067)	(1,067)
Accumulated other comprehensive loss	(347)	(254)
Accumulated deficit	(1,191,812)	(1,188,623)

	29,633	32,693
Treasury stock at cost, 65,636 shares at March 31, 2005 and December 31, 2004	(805)	(805)

Total shareholders’ equity	28,828	31,888

Total liabilities and shareholders’ equity	$37,018	$40,345

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues:
Software and software related	$1,515	$549
Services	3,761	3,987

Total revenues	5,276	4,536

Cost of revenues:
Cost of software and software related	699	256
Cost of services	1,947	1,540
Amortization of acquired technology and customer contracts	239	325

Total cost of revenues	2,885	2,121

Gross profit	2,391	2,415

Operating expenses:
Research and development	1,711	1,197
Sales and marketing	1,853	1,066
General and administrative	1,512	1,495
Stock-based compensation (a)	220	470
Amortization of other intangible assets	324	131

Total operating expenses	5,620	4,359

Operating loss	(3,229)	(1,944)
Interest and other expense (income), net	(40)	285

Net loss	$(3,189)	$(2,229)

Basic and diluted loss per common share	$(0.08)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	41,966	23,401

(a)	For the three months ended March 31, 2005 and 2004, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

Cost of revenues	$12	$200
Research and development	14	70
Sales and marketing	91	70
General and administrative	103	130

Total	$220	$470

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(3,189)	$(2,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	549
Stock-based compensation, net of cancellations	220	470
Other non-cash items	—	281

Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	882	(205)
Prepaid expenses and other assets	(143)	86
Accounts payable and accrued expenses	(977)	192
Deferred revenues	17	153

Net cash used in operating activities	(2,485)	(703)

Investing activities:
Capital expenditures	(48)	(42)
Acquisition, net of cash acquired	—	(3,714)
Proceeds from sale of short-term investments	—	2
Restricted cash	—	(311)

Net cash used in investing activities	(48)	(4,065)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(102)	(172)
Proceeds from exercise of stock options and warrants	2	547
Proceeds from issuance of common stock and warrants, net	—	7,062

Net cash provided by (used in) financing activities	(100)	7,437

Effect of exchange rate fluctuation on cash and cash equivalents	(62)	—

Net increase (decrease) in cash and cash equivalents	(2,695)	2,669
Cash and cash equivalents - beginning of period	9,370	4,408

Cash and cash equivalents - end of period	$6,675	$7,077

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$25
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed through capital lease arrangements	$141	$—
Issuance of common stock as consideration for the Tigris acquisition	—	5,740
Assumption of stock option plan as consideration for the Tigris acquisition	—	2,212

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	42,703	$427	$1,222,210	$(1,067)	$(254)	$(1,188,623)	$(805)	$31,888

Exercise of stock options	177	2	—	—	—	—	—	2
Deferred stock-based compensation	77	1	219	(220)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	220	—	—	—	220
Net loss	—	—	—	—	—	(3,189)	—	(3,189)
Other comprehensive loss	—	—	—	—	(93)	—	—	(93)

Balance, March 31, 2005 (unaudited)	42,957	$430	$1,222,429	$(1,067)	$(347)	$(1,191,812)	$(805)	$28,828

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2005	2004
Net loss	$(3,189)	$(2,229)
Foreign currency translation adjustment	(93)	—

Comprehensive loss	$(3,282)	$(2,229)

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue coming from the licensing of our products and maintenance.

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

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At March 31, 2005 and December 31, 2004, we had approximately $311,000 of restricted cash classified in non-current other assets on the consolidated balance sheets.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE of fair value for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

As of and for the three months ended March 31, 2005 and 2004 revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$905	$966	18.3%	$2,498	$1,966	43.3%
B	1,260	1,193	22.6%	896	941	20.7%

Total	$2,165	$2,159	40.9%	$3,394	$2,907	64.1%

(a)	Represents both billed and unbilled amounts

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for our software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

Research and Development

Research and development costs consist primarily of salaries and benefits, consulting, and other related expenses, which are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, and related travel and infrastructure expenses, as well as third-party marketing costs such as advertising costs. We expense advertising costs as incurred and report such costs as a component of sales and marketing expense.

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

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$(3,189)	$(2,229)
Add: Stock-based employee compensation included in reported net loss	220	470
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(1,355)	(3,422)

Pro forma	$(4,324)	$(5,181)

Loss per common share – basic and diluted:
As reported	$(0.08)	$(0.10)
Pro forma	$(0.10)	$(0.22)

Foreign Currency Translation

We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Foreign currency translation adjustments are included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Comprehensive Loss

We report comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources.

Computation of Historical Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock grants. Diluted loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of our former 5 1/4% convertible subordinated debentures (using the if-converted method) and unvested restricted stock grants. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three months ended March 31, 2005 and 2004, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive. As a result, for the three months ended March 31, 2005 and 2004, potentially dilutive common shares of 13,414,117 and 9,976,462, respectively, were excluded from the computation of diluted loss per common share. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004.

As a result of the B2eMarkets acquisition, there were 752,454 shares of common stock that were held in escrow. Of those held in escrow, 49,527 shares were owed to the prior owners of Adaptivetrade, Inc., a company that was acquired by B2eMarkets in February 2004. These shares were only included in the loss per share calculation subsequent to their release date of February 27, 2005. The remaining 702,927 shares were placed in escrow upon the conversion of a note given as consideration for the acquisition into common stock and are scheduled to be released from escrow during the second quarter of 2005.

Adoption of New Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the first quarter of 2006, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future years. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in “Stock Options.”

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisitions

B2e Markets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 20, 2004.

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock (31,215 were held in escrow until February 2005), valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note plus interest was converted into 3,029,162 shares of Verticalnet common stock, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting, of which 18,312 shares were held in escrow until February 2005 and 702,927 shares are being held in escrow until the second quarter of 2005. The promissory note had an effective interest rate of 16.6% annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, B2eMarkets, and Tigris, on a pro forma basis, as though the companies had been combined as of January 1, 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at January 1, 2004. The unaudited pro forma information for the three months ended March 31, 2004 combines the historical results for Verticalnet and B2eMarkets for the three months ended March 31, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The following pro forma information is in thousands, except per share amounts.

Three months ended March 31, 2004
Revenue	$7,730
Net loss	$(3,668)
Loss per share	$(0.13)
Weighted average shares outstanding
Basic and diluted	28,619

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	March 31, 2005	December 31, 2004
Accounts receivable, trade	$4,891	$5,590
Unbilled accounts receivable	81	274
Retainage	82	72

	5,054	5,936
Less: allowance for doubtful accounts	(34)	(34)

	$5,020	$5,902

Property and equipment, net consists of the following balances (in thousands):

	March 31, 2005	December 31, 2004
Software	$1,608	$1,607
Computer equipment	1,543	1,355
Office equipment and furniture	132	132
Leasehold improvements	919	919

	4,202	4,013
Less: accumulated depreciation and amortization	(2,981)	(2,840)

Property and equipment, net	$1,221	$1,173

Depreciation and amortization related to property and equipment was $141,000 and $93,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization applicable to property and equipment under capital leases was $14,000 for both the three months ended March 31, 2005 and 2004, and is included in such expense.

Accounts payable and accrued expenses consist of the following balances (in thousands):

	March 31, 2005	December 31, 2004
Accounts payable	$1,323	$1,245
Compensation and related costs	811	1,142
Taxes and interest payable	560	584
Acquisition related costs	330	552
Legal and settlement liabilities	300	594
Other	714	876

	$4,038	$4,993

(5) Goodwill and Other Intangibles

Our goodwill balance consists of $4.9 million from the Tigris acquisition, which occurred in January 2004 and $11.4 million from the B2eMarkets acquisition, which occurred in July 2004.

The following table reflects the components of amortizable intangible assets as of March 31, 2005 and December 31, 2004 (in thousands).

	Gross Carrying Amount	Accumulated Amortization
March 31, 2005:
Acquired technology	$3,575	$2,311
Customer contracts and relationships	6,249	2,625
Non-compete agreements	240	75

	$10,064	$5,011

December 31, 2004:
Acquired technology	$3,575	$2,173
Customer contracts and relationships	6,235	2,219
Non-compete agreements	240	55

	$10,050	$4,447

(6) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases as of March 31, 2005 (in thousands):

	Lease Obligations		Total
	Operating	Capital (b)
2005 (a)	$728	$71	$799
2006	795	76	871
2007	515	51	566
2008	413	13	426
2009	290	—	290
Therafter	290	—	290

Total	$3,031	$211	$3,242

(a)	Reflects amounts payable over the last nine months of 2005
(b)	Capital lease balances exclude future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of March 31, 2005.

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least August 2005. The Company is considering moving its corporate headquarters and entering into a longer term lease arrangement with the current landlord.

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

In July 2000, Verticalnet entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania, Department of Community and Economic Development (the “PaDCED”) whereby Verticalnet received a grant in the amount of $1.0 million from the PaDCED. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that Verticalnet would operate in its former facility in Horsham, PA for at least five years. In July 2000, Atlas Commerce, Inc. (“Atlas Commerce”) entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contained a provision that required repayment of the grant amount in the event the conditions were not met. In December 2001, Verticalnet acquired Atlas Commerce via a merger. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas seeking to recover the total amount of the grant to Verticalnet. On January 27, 2005, Verticalnet and Atlas Commerce entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the PaDCED, resolving (i) the above civil action between the PaDCED and Verticalnet, and (ii) the PaDCED’s claims against Atlas Commerce. Pursuant to the Settlement Agreement, Verticalnet agreed to pay the PaDCED an aggregate of $400,000, payable in four equal quarterly installments in full and complete satisfaction of the PaDCED’s claims against Verticalnet and Atlas Commerce. The first payment of $100,000 was made on January 27, 2005, the second payment of $100,000 was made on April 1, 2005 and successive payments of $100,000 will be due on July 1, and October 1, 2005.

In March 2005, the Company entered into a $141,000 capital lease arrangement for computer equipment with a thirty-six month lease term. The interest rate implicit in the lease is 10.2%.

The Company currently has employment agreements with certain senior executives that provide for a minimum level of salaries in 2005, and automatically renew each year unless either party gives at least one-year advance notice of non-renewal. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses.

(7) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459; and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers, and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue coming from the licensing of our products and maintenance.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three months ended March 31,
	2005	2004
Revenues:
Software and software related	28.7%	12.1%
Services	71.3%	87.9%

Total revenues	100.0%	100.0%

Cost of revenues:
Cost of software and software related	13.2%	5.6%
Cost of services	36.9%	34.0%
Amortization of acquired technology and customer contracts	4.5%	7.2%

Total cost of revenues	54.7%	46.8%

Gross profit	45.3%	53.2%

Operating expenses:
Research and development	32.4%	26.4%
Sales and marketing	35.1%	23.5%
General and administrative	28.7%	33.0%
Stock-based compensation	4.2%	10.4%
Amortization of other intangible assets	6.1%	2.9%

Total operating expenses	106.5%	96.1%

Operating loss	(61.2)%	(42.9)%

Interest and other expense (income), net	(0.8)%	6.2%

Net loss	(60.4)%	(49.1)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	March 31,
	2005			2004
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	74	—	74	55	—	55
Research and development	29	38	67	24	22	46
Sales and marketing	30	—	30	17	—	17
General and administrative	23	—	23	16	—	16

Total	156	38	194	112	22	134

REVENUES

	Three months ended March 31,		Difference
(in thousands)	2005	2004	$	%
Software and software related	$1,515	$549	$966	176.0%
Services	3,761	3,987	(226)	(5.7)%

Total revenues	$5,276	$4,536	$740	16.3%

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

The increase in total revenues of $740,000 for the three months ended March 31, 2005 compared to the corresponding period in 2004 is primarily due to the Tigris acquisition, which occurred on January 30, 2004, and the B2eMarkets acquisition, which occurred on July 19, 2004.

Revenues during the three months ended March 31, 2005 decreased by approximately $2.5 million or 31.7%, compared to the pro forma basis, reflecting the combined results of Verticalnet, B2eMarkets, and Tigris (see Note 3 to the consolidated financial statements). Although revenue decreased on a pro forma basis, net loss improved by approximately $479,000 due to cost cuts initiated by B2eMarkets prior to the acquisition and expense controls put in place by Verticalnet.

Revenue Concentration

As of and for the three months ended March 31, 2005 and 2004, revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$905	$966	18.3%	$2,498	$1,966	43.3%
B	1,260	1,193	22.6%	896	941	20.7%

Total	$2,165	$2,159	40.9%	$3,394	$2,907	64.1%

(a)	Represents both billed and unbilled amounts

We have been able to reduce our customer concentration during 2005 by growing revenues from all other customers by 91%. We believe that we have made considerable progress in lowering our revenue concentration from our top customers by increasing our total number of active customers and total revenues being generated from them. As of March 31, 2005, we had 61 active customers as compared to 26 as of March 31, 2004.

COST OF REVENUES

	Three months ended March 31,		Difference
(in thousands)	2005	2004	$	%
Cost of software and software related	$699	$256	$443	173.0%
Cost of services	1,947	1,540	407	26.4%
Amortization of acquired technology and customer contracts	239	325	(86)	(26.5)%

Total cost of revenues	$2,885	$2,121	$764	36.0%

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs. Also included is the cost of royalties on technology contained in our products that is licensed from third parties. The increase in software and software related costs of $443,000 during the three months ended March 31, 2005 was primarily related to the acquisition of B2eMarkets, which accounted for an increase of approximately $399,000. During the three months ended March 31, 2005, headcount and other related costs increased by $16,000 and $28,000, respectively as compared to the comparable period in 2004.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs. The increase in the three months ended March 31, 2005 was primarily due to the Tigris and B2eMarkets acquisitions that occurred in January and July of 2004, respectively. The addition of the Tigris and B2eMarkets businesses represented $167,000 and $365,000 of the increase for the three months ended March 31, 2005, respectively. Historical Verticalnet headcount, third party consulting, and other related costs decreased by $68,000, $16,000 and $81,000 in the three months ended March 31, 2005, respectively. These costs were partially offset by an increase in travel and facilities related costs of $40,000.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts decreased due to the completion of amortization on the acquired technology that was obtained from the Atlas Commerce acquisition in 2001. The decrease in amortization from the Atlas Commerce acquisition of $224,000 was partially offset by the increase in amortization related to the Tigris and B2eMarkets acquisitions of $138,000.

OPERATING EXPENSES

	Three months ended March 31,		Difference
(in thousands)	2005	2004	$	%
Research and development	$1,711	$1,197	$514	42.9%
Sales and marketing	1,853	1,066	787	73.8%
General and administrative	1,512	1,495	17	1.1%
Stock-based compensation	220	470	(250)	(53.2)%
Amortization of other intangible assets	324	131	193	147.3%

Total operating expenses	$5,620	$4,359	$1,261	28.9%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development and testing employees and off-shore development contractors, as well as related infrastructure costs. The increase in research and development costs was primarily the result of the addition of the B2eMarkets business, which represents $673,000 of the increase for the three months ended March 31, 2005 as compared to the same period in 2004. As a result of the increase in demand for our product and services, we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the third quarter of 2003, whereby a significant portion of our product development operations were shifted to India. Although offshore development costs represented $99,000 of the increase in research and development costs for the three months ended March 31, 2005, as compared to the same period in 2004, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a much larger increase in headcount related costs. These costs were offset by a decrease in third-party consulting (other than off-shore development), infrastructure and other related costs of $113,000. In addition, historical Verticalnet headcount related costs decreased by $145,000 for the three months ended March 31, 2005, as compared to the same period in 2004.

As of March 31, 2005, the Company had a total of 67 people dedicated to development, which includes 38 dedicated offshore developers not directly employed by Verticalnet, compared to a total development headcount of 46, including 22 dedicated offshore developers not directly employed by Verticalnet, as of March 31, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs. Sales and marketing expense increased $787,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in sales and marketing expenses was primarily a result of the Tigris and B2eMarkets acquisitions, which represented $279,000 and $362,000 of the increase for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, respectively. Headcount related costs and direct marketing expenses, such as advertising, public relations, and trade shows, increased by $124,000 and $97,000, respectively for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These costs were partially offset by a decrease in general consulting and other sales and marketing costs of $75,000.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as equipment leasing and related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees. General and administrative expenses for the three months ended March 31, 2005 increased compared to the same period in 2004, primarily due to the Tigris and B2eMarkets acquisitions, which represented $47,000 and $207,000 of the increase, respectively. In addition, other general and administrative expenses, including professional services, infrastructure, travel and entertainment, and other related costs increased by approximately $18,000. These costs were offset by a decrease in historical Verticalnet headcount related cost and insurance of approximately $95,000 and $160,000, respectively.

Stock-based Compensation

The decrease in stock-based compensation expense for the three months ended March 31, 2005 as compared to the same period in 2004 was a result of the full amortization during the three months ended March 31, 2004 of the discounted stock options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation.

Amortization of Other Intangible Assets

The increase in amortization of other intangible assets during the three months ended March 31, 2005 as compared to the same period in 2004 was due to the amortization of intangible assets resulting from the Tigris and B2eMarkets acquisitions which occurred in January 2004 and July 2004, respectively.

Interest and Other Expense (Income), Net

Interest and other expense (income), net were comprised of the following (in thousands):

	Three months ended March 31,
	2004	2004
Interest expense (income), net	$(37)	$3
Transaction loss (gain)	(6)	1
Gain on asset disposal	(5)	—
Warrant mark-to-market adjustment	—	281
Other	8	—

Interest and other expense (income), net	$(40)	$285

In February 2004, holders of 320,000 warrants exercised their warrants to purchase common shares at $1.20 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants and during the three months ended March 31, 2004, recorded a $281,000 non-cash charge to earnings as a result of mark-to-market adjustments relating to the fair value of the associated warrant liability up to the time of exercise.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	March 31, 2005	December 31, 2004
Cash and cash equivalents	$6,675	$9,370
Accounts receivable, net	$5,020	$5,902
Working capital	$5,352	$7,863
Current ratio	1.67	1.96
Total debt, including current portion	$785	$113

	Three months ended March 31,
	2005	2004
Cash flow activities:
Net cash used in operating activities	$(2,485)	$(703)
Net cash used in investing activities	(48)	(4,065)
Net cash provided by (used in) financing activities	(100)	7,437

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the three months ended March 31, 2005, net cash used in operating activities was approximately $2.5 million and was primarily a result of the net loss from operations of $3.2 million and the decrease in accounts payable and accrued expenses of $977,000, offset by $925,000 in non-cash charges, and a decrease of $822,000 in accounts receivable.

As a result of the decrease in revenue generated from one of our largest customers, as well as the B2eMarkets acquisition (see Note 3 to the consolidated financial statements), we have experienced a negative impact on our operating cash flows. This has occurred as a result of assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisition will help us achieve increased software and software related revenues, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During the three months ended March 31, 2005, net cash used in investing activities was approximately $48,000 and consisted entirely of capital expenditures.

Financing activities

During the three months ended March 31, 2005, net cash used in financing activities was approximately $100,000 which relates to $102,000 in principal payments on long-term debt and capital lease obligations, offset by $2,000 in proceeds from the exercise of stock options.

We believe that our level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

Part of our growth strategy is to pursue strategic acquisitions of businesses. We have made acquisitions in the past, and intend to make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our private placements, cash on hand, and shares of our common stock. We expect to finance any future acquisitions with cash generated by operations, additional sales or issuances of shares of our common stock, or a combination of the foregoing.

Contractual Commitments

The following table outlines future contractual commitments (see Note 6 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2005(a)	2006	2007	2008	2009	Due after 2010	Total
Operating leases	$728	$795	$515	$413	$290	$290	$3,031
Capital leases (b)	83	86	55	14	—	—	238
PaDCED grant settlement	300						300
Insurance financing (c)	561	—	—	—	—	—	561
Employment agreements (d)	1,069	53	—	—	—	—	1,122
Other obligations (e)	444	47	40	12	—	—	543

Total	$3,185	$981	$610	$439	$290	$290	$5,795

(a)	Reflects amount payable over the last nine months of 2005.
(b)	Capital lease balances include future interest obligations.
(c)	Relates to insurance policy financing.
(d)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.2 million.
(e)	Relates to third-party hosting facilities and minimum off-shore development resources commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2005 and December 31, 2004, we were not involved with any unconsolidated SPEs or VIEs and we had no derivatives.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2006, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of March 31, 2005, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

During the three months ended March 31, 2005, two customers accounted for $2.2 million or 41% of our total revenues. During the three months ended March 31, 2004, these same two customers accounted for $2.9 million or 64% of our total revenue. A termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of March 31, 2005, these two largest customers accounted for $2.2 million of our accounts receivable balance. As of May 11, 2005, approximately $704,000 of the March 31, 2005 balance for these two customers remained outstanding. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances and future invoices.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. A continued listing on the Nasdaq SmallCap Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Our stock closed below $1.00 for 43 consecutive trading days as of May 12, 2005. On April 27, 2005, we received written notification from The Nasdaq Stock Market that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until October 24, 2005, to regain compliance. The notice states that the Nasdaq staff (the “Staff”) will provide written notification that the Company has achieved compliance with the Rule if at any time before October 24, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the notice also states that the Staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If the Company cannot demonstrate compliance with the Rule by October 24, 2005, the Staff will determine whether the Company meets the Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar days compliance period. If the Company is not eligible for an additional compliance period, the Staff will provide written notice that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to de-list its securities to a Listing Qualifications Panel.

We expect to regain compliance with Nasdaq’s listing qualifications for continued listing of our stock. However, there can be no assurance that we will be able to meet all qualitative and quantitative listing qualifications in the future. In the event we do not meet such listing qualifications, our common stock could be subject to delisting from the Nasdaq SmallCap Market.

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

Since September 2003, an unrelated third-party has provided us with software development services in Bangalore, India. We assumed a second software development agreement with another company in Bangalore in connection with our acquisition of B2eMarkets. Since September 2003, we have increased the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and/or fail to attract new customers.

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

As of March 31, 2005, we held a cost method investment with a carrying value of $606,000. We may never realize any return on our equity interests that we continue to hold, and we may suffer a complete loss of this interest, which could materially and adversely affect our business, financial condition, and operating results.

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

Several lawsuits have been brought against us and the underwriters of our stock in our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for that offering was materially misleading because it did not disclose these sales practices. In addition, a lawsuit has been brought against us and several of our former officers and directors alleging, among other things, that we failed to properly register certain Verticalnet stock delivered pursuant to an acquisition in 2000. We intend to vigorously defend ourselves against these lawsuits; however, no assurance can be given as to the outcome of these lawsuits.

Shares eligible for future sale by our current or future shareholders may cause our stock price to decline.

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of March 31, 2005, the holders of 2,476,192 shares of common stock and warrants to purchase 62,703 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our equity compensation and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

Our customers have no obligation to renew their agreements for our service after the expiration of their initial contract period and some customers have elected not to do so. In addition, our customers may decide not to renew unless we offer lower prices or agree to reduce the number of users. We have limited historical data with respect to rates of customer renewals, so we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our applications or the customers’ ability to continue their operations and spending levels. If our customers do not renew their agreements for our on-demand supply management applications, our revenue may decline and our business may suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less than 1% at March 31, 2005. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other investments and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of March 31, 2005 we hold a cost method equity investment with a carrying value of approximately $606,000. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

We had no derivatives as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchanges Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York in an action captioned CJA Acquisition, Inc. v. Verticalnet, et al., C.A. No. 01-CV-5241 (the “CJA Action”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999 — Lehman Brothers Inc., Hambrecht & Quist LLC, Volpe Brown Whelan & Company LLC, and WIT Capital Corporation. The complaint in the CJA Action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that the Company and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the CJA Action was filed, several “copycat” complaints were filed in U.S. Federal Court for the Southern District of New York. Those complaints, whose allegations mirror those found in the CJA Action, include Ezra Charitable Trust v. Verticalnet, et al., C.A. No. 01-CV-5350; Kofsky v. Verticalnet, et al., C.A. No. 01-CV-5628; Reeberg v. Verticalnet, C.A. No. 01-CV-5730; Lee v. Verticalnet, et al., C.A. No. 01-CV-7385; Hoang v. Verticalnet, et al., C.A. No. 01-CV-6864; Morris v. Verticalnet, et al., C.A. No. 01-CV-9459; and Murphy v. Verticalnet, et al., C.A. No. 01-CV-8084. None of the complaints state the amount of any damages being sought, but do ask the court to award “rescissory damages.” All of the foregoing suits were amended and consolidated into a single complaint that was filed with the U.S. Federal Court on April 19, 2002. This amended complaint contains additional factual allegations concerning the events discussed in the original complaints, and asserts that, in addition to Sections 11 and 15 of the Securities Act, the Company and our officers and directors also violated Sections 10(b), 20(a), and Rule 10b-5 of the Exchange Act in connection with the IPO. In addition to this amended and consolidated complaint, the plaintiffs in this lawsuit and in the hundreds of other similar suits filed against other companies in connection with IPOs that occurred in the late 1990s have filed “master allegations” that primarily focus on the conduct of the underwriters of the IPOs, including our IPO. On October 9, 2002, the U.S. Federal Court for the Southern District of New York entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. On or about June 5, 2003, Verticalnet’s counsel, with the approval of the Company’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. This proposed resolution of the litigation has been publicly announced (although not yet formally accepted by the plaintiffs) and widely reported in the press. The proposed settlement, if approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet, its officers, and directors. Under the present terms of the proposed settlement described above, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable.

(c) Not applicable.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on May 13, 2005.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer