Form 10-Q
period 2005-06-30
VERTICALNET INC
filed 2005-08-18
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2005 was 47,444,193 (includes 702,927 shares subject to an escrow agreement in connection with an acquisition).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,919	$9,370
Accounts receivable, net	4,361	5,902
Investment	242	—
Prepaid expenses and other current assets	1,784	802

Total current assets	10,306	16,074

Property and equipment, net	1,257	1,173
Investment	—	606
Goodwill	16,376	16,364
Other intangible assets, net	4,487	5,603
Other assets	362	525

Total assets	$32,788	$40,345

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$588	$71
Accounts payable and accrued expenses	3,933	4,993
Deferred revenues	3,103	3,147

Total current liabilities	7,624	8,211

Non-current portion of deferred revenues	22	204
Long-term debt	115	42

Total liabilities	7,761	8,457

Commitments and contingencies (see Notes 2, 7, and 8)

Shareholders’ equity:

Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at June 30, 2005 and December 31, 2004	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 43,051,139 shares issued at June 30, 2005 and 42,702,941 shares issued at December 31, 2004	431	427
Additional paid-in capital	1,222,316	1,222,210
Deferred compensation	(752)	(1,067)
Accumulated other comprehensive loss	(387)	(254)
Accumulated deficit	(1,195,776)	(1,188,623)

	25,832	32,693
Treasury stock at cost, 65,636 shares at June 30, 2005 and December 31, 2004	(805)	(805)

Total shareholders’ equity	25,027	31,888

Total liabilities and shareholders’ equity	$32,788	$40,345

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Software and software related	$1,597	$563	$3,112	$1,112
Services	3,447	5,972	7,208	9,959

Total revenues	5,044	6,535	10,320	11,071

Cost of revenues:
Cost of software and software related	756	273	1,455	529
Cost of services	1,794	2,412	3,741	3,952
Amortization of acquired technology and customer contracts	240	325	479	650

Total cost of revenues	2,790	3,010	5,675	5,131

Gross profit	2,254	3,525	4,645	5,940

Operating expenses:
Research and development	1,737	1,248	3,448	2,445
Sales and marketing	2,009	1,459	3,862	2,525
General and administrative	1,312	1,341	2,824	2,836
Restructuring charges	324	—	324	—
Stock-based compensation (a)	197	450	417	920
Amortization of other intangible assets	301	246	625	377

Total operating expenses	5,880	4,744	11,500	9,103

Operating loss	(3,626)	(1,219)	(6,855)	(3,163)
Interest and other expense, net	338	33	298	318

Net loss	$(3,964)	$(1,252)	$(7,153)	$(3,481)

Basic and diluted loss per common share	$(0.09)	$(0.05)	$(0.17)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	42,163	25,598	42,070	24,500

(a)    For the three and six months ended June 30, 2005 and 2004, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of revenues	$31	$133	$43	$333
Research and development	4	115	18	185
Sales and marketing	73	57	164	127
General and administrative	89	145	192	275

Total	$197	$450	$417	$920

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(7,153)	$(3,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,402	1,211
Realized loss on investment	—	35
Write-down related to cost method investment	364	—
Stock-based compensation, net of cancellations	417	920
Other non-cash items	—	282

Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,541	(614)
Prepaid expenses and other assets	(3)	480
Accounts payable and accrued expenses	(910)	441
Deferred revenues	(226)	111

Net cash used in operating activities	(4,568)	(615)

Investing activities:
Capital expenditures	(242)	(57)
Acquisitions, net of cash acquired	(150)	(3,826)
Proceeds from sale of short-term investments	—	2
Proceeds from sale of cost, equity method, and available-for-sale investments	—	2,980
Purchase of cost, equity method, and available-for-sale investments	—	(3,000)
Restricted cash	—	(311)

Net cash used in investing activities	(392)	(4,212)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(366)	(349)
Proceeds from exercise of stock options and warrants	8	712
Proceeds from issuance of common stock and warrants, net	—	7,023

Net cash provided by (used in) financing activities	(358)	7,386

Effect of exchange rate fluctuation on cash and cash equivalents	(133)	(1)

Net increase (decrease) in cash and cash equivalents	(5,451)	2,558
Cash and cash equivalents - beginning of period	9,370	4,408

Cash and cash equivalents - end of period	$3,919	$6,966

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16	$36
Supplemental schedule of non-cash investing and financing activities:
Financed insurance policies	$816	$748
Capital expenditures financed through capital lease arrangements	141	—
Issuance of common stock as consideration for the Tigris acquisition	—	5,740
Assumption of stock option plan as consideration for the Tigris acquisition	—	2,212

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2005	42,703	$427	$1,222,210	$(1,067)	$(254)	$(1,188,623)	$(805)	$31,888

Exercise of stock options	271	3	5	—	—	—	—	8
Deferred stock-based compensation	77	1	101	(102)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	417	—	—	—	417
Net loss	—	—	—	—	—	(7,153)	—	(7,153)
Other comprehensive loss	—	—	—	—	(133)	—	—	(133)

Balance, June 30, 2005 (unaudited)	43,051	$431	$1,222,316	$(752)	$(387)	$(1,195,776)	$(805)	$25,027

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(3,964)	$(1,252)	$(7,153)	$(3,481)
Foreign currency translation adjustment	(40)	(1)	(133)	(1)
Reclassification adjustment for realized loss included in net loss	—	15	—	15

Comprehensive loss	$(4,004)	$(1,238)	$(7,286)	$(3,467)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” “we,” “us,” or through similar expressions.

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Advanced Sourcing, Contract Management, and Supplier Performance Management. Our solutions help our customers save money on the goods and services they buy.

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues coming from the licensing of our products and maintenance. In July 2005, we acquired Digital Union Limited (“Digital Union”), and we expect to see a continued increase in the proportion of our revenues from software and software related revenues.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

The accompanying unaudited consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005 with the Securities and Exchange Commission.

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

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At June 30, 2005 we had approximately $155,000 of restricted cash classified as other current assets and $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheet. At December 31, 2004, we had approximately $311,000 of restricted cash classified as non-current other assets on the consolidated balance sheet.

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

Software arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of the software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services provided in connection with software arrangements have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services have been recognized on a percentage of completion basis.

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

As of and for the six months ended June 30, 2005 and 2004 revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,253	$2,704	26.2%	$1,479	$2,601	23.5%
B	397	1,805	17.5%	2,304	4,420	39.9%

Total	$1,650	$4,509	43.7%	$3,783	$7,021	63.4%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2005 and 2004 were as follow (in thousands):

	2005		2004
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$1,511	30.0%	$1,660	25.4%
B	839	16.6%	2,454	37.6%

Total	$2,350	46.6%	$4,114	63.0%

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

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, including incentive compensation for sales and marketing employees and related travel and infrastructure expenses, as well as third-party marketing costs such as advertising costs. We expense advertising costs as incurred and report such costs as a component of sales and marketing expense.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,964)	$(1,252)	$(7,153)	$(3,481)
Add: Stock-based employee compensation included in reported net loss	197	450	417	920
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(715)	(517)	(1,572)	(1,100)

Pro forma	$(4,482)	$(1,319)	$(8,308)	$(3,661)

Loss per common share – basic and diluted:
As reported	$(0.09)	$(0.05)	$(0.17)	$(0.14)
Pro forma	$(0.11)	$(0.05)	$(0.20)	$(0.15)

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

Computation of Historical Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period, exclusive of unvested restricted stock grants. Diluted loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of our former 5 ¼% convertible subordinated debentures (using the if-converted method) and unvested restricted stock grants. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three and six months ended June 30, 2005 and 2004, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive. As a result, outstanding options of 13,937,673 and 9,542,534 as of June 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per common share. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004.

As a result of the B2eMarkets acquisition, there were 752,454 shares of common stock that were held in escrow. Of those held in escrow, 49,527 shares were owed to the prior owners of Adaptivetrade, Inc., a company that was acquired by B2eMarkets in February 2004. These shares were only included in the loss per share calculation subsequent to their release date of February 27, 2005. The remaining 702,927 shares were placed in escrow upon the conversion of a note given as consideration for the acquisition into common stock and are scheduled to be released from escrow during the third quarter of 2005.

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

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least August 31, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisitions

Digital Union Limited

On July 22, 2005, Verticalnet acquired Digital Union, a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union’s results will be included in the Company’s results effective from the acquisition date (see Note 11 to these consolidated financial statements).

B2e Markets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 20, 2004.

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock (31,215 were held in escrow until February 2005), valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note plus interest was converted into 3,029,162 shares of Verticalnet common stock, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting, of which 18,312 shares were held in escrow until February 2005 and 702,927 shares are being held in escrow until the third quarter of 2005. The promissory note had an effective interest rate of 16.6% annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, Tigris, and B2eMarkets, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma information does not include the recent acquisition of Digital Union, as the historical financial statements and intangible valuations are not yet available. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the three and six months ended June 30, 2004 combines the historical results for Verticalnet and B2eMarkets for the three and six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The following pro forma information is in thousands, except per share amounts.

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$8,206	$15,936
Net loss	$(3,451)	$(7,119)
Loss per share	$(0.11)	$(0.24)
Weighted average shares outstanding
Basic and diluted	30,667	29,880

(4) Investment

In a prior year, we had invested in equity instruments of a privately held company for business and strategic purposes. The investment was included in other investments as of December 31, 2004 and was accounted for under the cost method as our ownership interest was less than 20% and we did not have the ability to exercise significant influence over operations. In August 2005, we sold this investment and received proceeds of $242,000. As of June 30, 2005, we have recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment. In addition, the investment has been classified in current assets, reflecting its pending sale.

(5) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	June 30, 2005	December 31, 2004
Accounts receivable, trade	$3,960	$5,590
Unbilled accounts receivable	354	274
Retainage	81	72

	4,395	5,936
Less: allowance for doubtful accounts	(34)	(34)

	$4,361	$5,902

Unbilled receivables represent revenue recognized for performances under customer contracts and arrangements which have not been billed as of the period end. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following balances (in thousands):

	June 30, 2005	December 31, 2004
Software	$1,608	$1,607
Computer equipment	1,735	1,355
Office equipment and furniture	134	132
Leasehold improvements	919	919

	4,396	4,013
Less: accumulated depreciation and amortization	(3,139)	(2,840)

Property and equipment, net	$1,257	$1,173

Depreciation and amortization related to property and equipment was $298,000 and $185,000 for the six months ended June 30, 2005 and 2004, respectively. Amortization applicable to property and equipment under capital leases was $39,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively, and is included in such expense.

Depreciation and amortization related to property and equipment was $156,000 and $92,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization applicable to property and equipment under capital leases was $25,000 and $18,000 for the three months ended June 30, 2005 and 2004, respectively, and is included in such expense.

Accounts payable and accrued expenses consist of the following balances (in thousands):

	June 30, 2005	December 31, 2004
Accounts payable	$1,590	$1,245
Compensation and related costs	611	1,142
Taxes and interest payable	558	584
Legal and settlement liabilities	200	594
Acquisition related costs	155	552
Restructuring costs	147	—
Other	672	876

	$3,933	$4,993

(6) Goodwill and Other Intangibles

Our goodwill balance consists of $4.9 million from the Tigris acquisition, which occurred in January 2004 and $11.4 million from the B2eMarkets acquisition, which occurred in July 2004.

The following table reflects the components of amortizable intangible assets as of June 30, 2005 and December 31, 2004 (in thousands).

	Gross Carrying Amount	Accumulated Amortization
June 30, 2005:
Acquired technology	$3,575	$2,449
Customer contracts and relationships	6,223	3,007
Non-compete agreements	240	95

	$10,038	$5,551

December 31, 2004:
Acquired technology	$3,575	$2,173
Customer contracts and relationships	6,235	2,219
Non-compete agreements	240	55

	$10,050	$4,447

(7) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital (b)	Total
2005 (a)	$1,161	$46	$1,207
2006	998	76	1,074
2007	706	51	757
2008	492	13	505
2009	374	—	374
Therafter	355	—	355

Total	$4,086	$186	$4,272

(a)	Reflects amounts payable over the last six months of 2005
(b)	Capital lease balances exclude future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of June 30, 2005.

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least August 2005. In July 2005, the Company entered into a longer term lease arrangement with the current landlord for new space. The term of the new lease is for five years commencing upon the date that the new space becomes available, which is anticipated to be October 1, 2005. The future minimum lease payments for this new lease have been included in the table above.

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

In July 2000, Verticalnet entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania, Department of Community and Economic Development (the “PaDCED”) whereby Verticalnet received a grant in the amount of $1.0 million from the PaDCED. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that Verticalnet would operate in its former facility in Horsham, PA for at least five years. In July 2000, Atlas Commerce, Inc. (“Atlas Commerce”) entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contained a provision that required repayment of the grant amount in the event the conditions were not met. In December 2001, Verticalnet acquired Atlas Commerce via a merger. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas seeking to recover the total amount of the grant to Verticalnet. On January 27, 2005, Verticalnet and Atlas Commerce entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the PaDCED, resolving (i) the above civil action between the PaDCED and Verticalnet, and (ii) the PaDCED’s claims against Atlas Commerce. Pursuant to the Settlement Agreement, Verticalnet agreed to pay the PaDCED an aggregate of $400,000, payable in four equal quarterly installments in full and complete satisfaction of the PaDCED’s claims against Verticalnet and Atlas Commerce. The first payment of $100,000 was made on January 27, 2005, the second payment of $100,000 was made on April 1, 2005, the third payment was made on July 1, 2005 and the final payment of $100,000 is due on October 1, 2005.

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

(8) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement and scheduled a final “fairness” hearing on the settlement for January 2006.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, but as of August 15, 2005, the Court had not yet ruled on the motion.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(9) Capital Stock

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 949,649 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

(10) Restructuring Charges

During the three months ended June 30, 2005, we recorded restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The Company expects to pay these employee severance and related benefits restructuring accruals over the remainder of 2005.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the six months ended June 30, 2005 (in thousands):

	Accrual at January 1, 2005	Accrual	Cash payments	Accrual at June 30, 2005
Employee severance and related benefits	$—	$324	$(177)	$147

(11) Subsequent Events

On July 22, 2005, Verticalnet acquired Digital Union, a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. The aggregate purchase price of the Digital Union acquisition was $3.4 million, including transaction costs of approximately $450,000, which primarily consisted of fees paid for professional services. The consideration included the issuance of 4,458,690 shares of common stock, valued on the date of closing at approximately $3.0 million. The value of the Verticalnet stock issued to the Digital Union shareholders was based upon the average closing price of the Company’s common stock over a three day period that included the two days prior and the day the merger agreement was signed, which was $0.67 per share. In addition, the terms of the acquisition also include a provision that enables Digital Union’s shareholders to receive up to an additional 3,500,000 Verticalnet shares based upon the achievement of revenue milestones within the first year after the closing of the transaction.

The Company has engaged a third party valuation firm to value the intangibles acquired in the Digital Union acquisition. That firm has not yet completed its valuation work. In addition, the historical financial statements of Digital Union are not yet available. Therefore, we have not provided any information concerning the purchase price allocation or pro forma results of operations.

The shares of common stock issued in the Digital Union transaction have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the Digital Union shareholders absent registration or an applicable exemption from the registration requirements. Verticalnet has agreed to file a registration statement covering the resale of the securities issued in this transaction.

On August 16, 2005, the Company issued senior secured convertible promissory notes (the “Notes”) in the principal amount of $6.6 million to various independent institutional investors (the “Investors”). The Notes are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including if the Company issues stock at a price below $0.70 per share. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain conditions, including if the Company issues stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, the failure of the registration statement covering the resale of the shares to be declared effective within a certain time period after closing and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 141,429 shares of common stock having the same terms and conditions as the warrants issued to the Investors.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 will commence in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock or a combination of cash and common stock, subject to certain limitations set forth in the Notes. The conversion price used for payments of principal and interest in shares of common stock will be $0.70 per share if the price of the Company’s stock exceeds certain trading price thresholds, or 85% of the five day volume weighted average price of the Company’s stock if the trading price thresholds are not exceeded. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes.

The Company has agreed that it will file a registration statement on Form S-3 (the “Registration Statement”) within 30 days after the closing to enable the resale of the common stock underlying the Notes and Warrants. The Company has also agreed that if the Investors are unable to use the Registration Statement because, among other reasons, the Registration Statement has not been timely filed or the Registration Statement has not been declared effective by the effectiveness date, as defined in the related agreement, then the Company will pay the Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Notes, in cash, for every thirty day period that the Registration Statement cannot be used.

The Company has agreed with the Investors (i) that it will maintain at least $1.5 million in its bank accounts while the Notes are outstanding; (ii) that it will not undertake a subsequent financing for a period of sixty days after the Registration Statement is declared effective; (iii) that at the Company’s next annual meeting of its shareholders, the Company will solicit the approval of the Company’s shareholders to approve the issuance of shares of common stock upon conversion of the Notes in excess of 19.99% of the number of shares outstanding immediately prior to the closing date; (iv) that they will have rights of first refusal on future financings within fourteen months after the effective date of the Registration Statement; and (v) that it will be restricted from issuing certain types of debt and equity instruments while the Notes are outstanding.

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

Verticalnet’s software customers license our software via a perpetual license or time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and application service provider (“ASP”) hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support, and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue coming from the licensing of our products and maintenance. In July 2005, we acquired Digital Union Limited (“Digital Union”), and we expect to see a continued increase in the proportion of our revenues from software and software related revenues.

Recent Developments

Financing

On August 16, 2005, the Company issued senior secured convertible promissory notes (the “Notes”) in the principal amount of $6.6 million to various independent institutional investors (the “Investors”). The Notes are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including if the Company issues stock at a price below $0.70 per share. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain conditions, including if the Company issues stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, the failure of the registration statement covering the resale of the shares to be declared effective within a certain time period after closing and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 141,429 shares of common stock having the same terms and conditions as the warrants issued to the Investors.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 will commence in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock or a combination of cash and common stock, subject to certain limitations set forth in the Notes. The conversion price used for payments of principal and interest in shares of common stock will be $0.70 per share if the price of the Company’s stock exceeds certain trading price thresholds, or 85% of the five day volume weighted average price of the Company’s stock if the trading price thresholds are not exceeded. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes. The Company has agreed that it will maintain at least $1.5 million in its bank accounts while the Notes are outstanding. The Company has also agreed to file a registration statement covering the resale of the shares of common stock underlying the Notes and Warrants issued in this transaction. (See Note 11 to the consolidated financial statements).

Digital Union Limited Acquisition

On July 22, 2005, Verticalnet acquired Digital Union, a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. The aggregate purchase price of the Digital Union acquisition was $3.4 million, including transaction costs of approximately $450,000, which primarily consisted of fees paid for professional services. The consideration included the issuance of 4,458,690 shares of common stock, valued on the date of closing at approximately $3.0 million. The value of the Verticalnet stock issued to the Digital Union shareholders was based upon the average closing price of the Company’s common stock over a three day period that included the two days prior and the day the merger agreement was signed, which was $0.67 per share. In addition, the terms of the acquisition also include a provision that enables Digital Union’s shareholders to receive up to an additional 3,500,000 Verticalnet shares based upon the achievement of revenue milestones within the first year after the closing of the transaction.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated (some items may not add due to rounding):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Software and software related	31.7%	8.6%	30.2%	10.0%
Services	68.3%	91.4%	69.8%	90.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	15.0%	4.2%	14.1%	4.8%
Cost of services	35.6%	36.9%	36.3%	35.7%
Amortization of acquired technology and customer contracts	4.8%	5.0%	4.6%	5.9%

Total cost of revenues	55.3%	46.1%	55.0%	46.3%

Gross profit	44.7%	53.9%	45.0%	53.7%

Operating expenses:
Research and development	34.4%	19.1%	33.4%	22.1%
Sales and marketing	39.8%	22.3%	37.4%	22.8%
General and administrative	26.0%	20.5%	27.4%	25.6%
Restructuring charges	6.4%	—	3.1%	—
Stock-based compensation	3.9%	6.9%	4.0%	8.3%
Amortization of other intangible assets	6.0%	3.8%	6.1%	3.4%

Total operating expenses	116.6%	72.6%	111.4%	82.2%

Operating loss	(71.9)%	(18.7)%	(66.4)%	(28.6)%

Interest and other expense, net	6.7%	0.5%	2.9%	2.9%

Net loss	(78.6)%	(19.2)%	(69.3)%	(31.4)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	June 30,
	2005			2004
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	65	—	65	49	—	49
Research and development	31	36	67	23	25	48
Sales and marketing	32	—	32	16	—	16
General and administrative	22	—	22	18	—	18

Total	150	36	186	106	25	131

REVENUES

	Three Months Ended June 30,		Difference		Six Months Ended June 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Software and software related	$1,597	$563	$1,034	183.7%	$3,112	$1,112	$2,000	179.9%
Services	3,447	5,972	(2,525)	(42.3)%	7,208	9,959	(2,751)	(27.6)%

Total revenues	$5,044	$6,535	$(1,491)	(22.8)%	$10,320	$11,071	$(751)	(6.8)%

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenues derived from consulting services.

The decrease in total revenues for the three and six months ended June 30, 2005 compared to the corresponding periods in 2004 was primarily due to unusually high service revenues generated from one of our largest customers during 2004. The revenues from this customer decreased by $1.6 million and $2.6 million during the three and six months ended June 30, 2005 as compared to the same periods in 2004. In addition, certain long-term consulting contracts were completed during 2005. The increase in software and software related revenues was primarily a result of the B2e acquisition that occurred in July 2004.

Revenue Concentration

As of and for the six months ended June 30, 2005 and 2004, revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,253	$2,704	26.2%	$1,479	$2,601	23.5%
B	397	1,805	17.5%	2,304	4,420	39.9%

Total	$1,650	$4,509	43.7%	$3,783	$7,021	63.4%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2005 and 2004 were as follow (in thousands):

	2005		2004
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$1,511	30.0%	$1,660	25.4%
B	839	16.6%	2,454	37.6%

Total	$2,350	46.6%	$4,114	63.0%

We have been able to reduce our customer concentration during 2005 by growing revenues from all other customers by 43%. This is a result of increasing our total number of active customers and total revenues being generated from them. During the six months ended June 30, 2005, we recognized revenues from 67 customers as compared to 30 for the six months ended June 30, 2004.

COST OF REVENUES

	Three Months Ended June 30,		Difference		Six Months Ended June 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Cost of software and software related	$756	$273	$483	176.9%	$1,455	$529	$926	175.0%
Cost of services	1,794	2,412	(618)	(25.6)%	3,741	3,952	(211)	(5.3)%
Amortization of acquired technology and customer contracts	240	325	(85)	(26.2)%	479	650	(171)	(26.3)%

Total cost of revenues	$2,790	$3,010	$(220)	(7.3)%	$5,675	$5,131	$544	10.6%

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs. Also included is the cost of royalties on technology contained in our products that is licensed from third parties. The increase in software and software related costs for the six months ended June 30, 2005 was primarily related to the acquisitions of Tigris and B2eMarkets, which accounted for an increase of approximately $1.1 million. During the three months ended June 30, 2005, the increase was primarily related to the B2eMarkets acquisition, which accounted for $702,000 of the increase. Historical Verticalnet costs such as headcount related costs, third party consulting, and other related costs decreased by $132,000, $59,000, and $28,000 for the three months ended June 30, 2005, respectively, and $116,000, $59,000 and $10,000 for the six months ended June 30, 2005, respectively, as compared to the same periods in 2004.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs. The decrease in service related costs from the decline in service revenues was offset by the impact of the Tigris and B2eMarkets acquisitions that occurred in January and July of 2004, respectively. The addition of the Tigris and B2eMarkets businesses represented an increase in costs of $167,000 and $490,000 for the six months ended June 30, 2005, respectively, as compared to the same period in 2004. The B2eMarkets acquisition represented a cost increase of $125,000 for the three months ended June 30, 2005 as compared to the same period in 2004.

Historical Verticalnet headcount, third party consulting, billable reimbursed expenses, and other related costs decreased by $212,000, $220,000, $210,000, and $101,000 in the three months ended June 30, 2005, respectively, as compared to the same period in 2004. For the six months ended June 30, 2005, these same costs decreased, $280,000, $236,000, $235,000, and $117,000 respectively, as compared to the same period in 2004. The decreases are due to Verticalnet’s continuing commitment to control its costs.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts decreased due to the completion of amortization on the acquired technology that was obtained from the Atlas Commerce acquisition in 2001. The decrease in amortization for the three and six months ended June 30, 2005 related to the Atlas Commerce acquisition of $447,000 and $223,000, respectively, was partially offset by the increase in amortization related to the Tigris and B2eMarkets acquisitions of $276,000 and $138,000, respectively, as compared to the same periods in 2004.

OPERATING EXPENSES

	Three Months Ended June 30,		Difference		Six Months Ended June 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Research and development	$1,737	$1,248	$489	39.2%	$3,448	$2,445	$1,003	41.0%
Sales and marketing	2,009	1,459	550	37.7%	3,862	2,525	1,337	53.0%
General and administrative	1,312	1,341	(29)	(2.2)%	2,824	2,836	(12)	(0.4)%
Restructuring charges	324	—	324	n/a	324	—	324	n/a
Stock-based compensation	197	450	(253)	(56.2)%	417	920	(503)	(54.7)%
Amortization of other intangible assets	301	246	55	22.4%	625	377	248	65.8%

Total operating expenses	$5,880	$4,744	$1,136	23.9%	$11,500	$9,103	$2,397	26.3%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and off-shore development contractors, as well as related infrastructure costs. The increase in research and development costs was primarily the result of the addition of the B2eMarkets business, which represents $683,000 and $1.4 million of the increase for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. As a result of the demand for our products and services, we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the third quarter of 2003, whereby a significant portion of our product development operations were shifted to India. Although offshore development costs represented $68,000 and $240,000 of the increase in research and development costs for the three and six months ended June 30, 2005, as compared to the same periods in 2004, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a much larger increase in headcount related costs. These costs were offset by a decrease in third-party consulting (other than off-shore development), infrastructure and other related costs of $65,000 and $251,000 for the three and six months ended June 30, 2005, as compared to the same periods in 2004. In addition, historical Verticalnet headcount related costs decreased by $197,000 and $342,000 for the three and six months ended June 30, 2005, as compared to the same periods in 2004.

As of June 30, 2005, the Company had a total of 67 people dedicated to development, which includes 36 dedicated offshore developers not directly employed by Verticalnet, compared to a total development headcount of 48, including 25 dedicated offshore developers not directly employed by Verticalnet, as of June 30, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs. Sales and marketing expenses increased $550,000 and $1.3 million for the three and six months ended June 30, 2005 as compared to the same periods in 2004. The increase in sales and marketing expenses was primarily a result of the Tigris and B2eMarkets acquisitions, which accounted for $279,000 and $724,000 of the increase for the six months ended June 30, 2005 as compared to the same period in 2004, respectively. During the three months ended June 30, 2005, the B2eMarkets acquisition accounted for $362,000 of the increase as compared to the same period in 2004. Headcount related costs and direct marketing expenses, such as advertising, public relations, and trade shows, increased by $82,000 and $105,000, respectively for the three months ended June 30, 2005 and increased $206,000 and $202,000 for the six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 as a result of the additional headcount and the ramping up of the company’s marketing campaigns. Travel and entertainment related costs increased by $30,000 and $32,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004. These costs were partially offset by a decrease in general consulting and other sales and marketing costs of $29,000 and $106,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as equipment leasing and related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees. Historical Verticalnet’s general and administrative expenses for the three and six months ended June 30, 2005 decreased compared to the same period in 2004, but were offset by increases due to the Tigris and B2eMarkets acquisitions, which represented $47,000 and $427,000 of the increase for the six months ended June 30, 2005, respectively. For the three months ended June 30, 2005 the B2eMarkets acquisition accounted for $220,000 of the increase in general and administrative as compared to the same period in 2004. Headcount related costs decreased by $142,000 and insurance increased by $8,000 for the three months ended June 30, 2005 as compared to the same period in 2004. These costs were further offset by decreases in historical Verticalnet professional services, infrastructure, travel and entertainment, general consulting and other related costs of $115,000 for the three months ended June 30, 2005, compared to the same period in 2004. For the six months ended June 30, 2005, the increases resulting from the Tigris and B2eMarkets acquisitions were offset by decreases in historical Verticalnet expenses related to headcount related cost and insurance of approximately $237,000 and $152,000, respectively. These costs were further offset by decreases in historical Verticalnet professional services, infrastructure, travel and entertainment, general consulting and other related costs of $97,000 for the six months ended June 30, 2005, compared to the same period in 2004. The decreases are a result of the Company’s continuing commitment to control its costs.

Restructuring Charges

During the three months ended June 30, 2005, we recorded $324,000 in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

Stock-based Compensation

The decrease in stock-based compensation expense for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was a result of the full amortization during the three and six months ended June 30, 2004 of discounted stock options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation.

Amortization of Other Intangible Assets

The increase in amortization of other intangible assets during the three and six months ended June 30, 2005 as compared to the same periods in 2004 was due to the amortization of intangible assets resulting from the Tigris and B2eMarkets acquisitions which occurred in January 2004 and July 2004, respectively.

Interest and Other Expense, Net

Interest and other expense, net were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Write-down related to cost method investment	$364	$—	$364	$—
Transaction loss (gain)	(7)	—	(13)	1
Interest expense (income), net	(15)	—	(52)	3
Realized loss on investment	—	35	—	35
Warrant mark-to-market adjustment	—	—	—	281
Other	(4)	(2)	(1)	(2)

Interest and other expense, net	$338	$33	$298	$318

In August 2005, we sold an investment in a privately held company. As of June 30, 2005, we have recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	June 30, 2005	December 31, 2004
Cash and cash equivalents	$3,919	$9,370
Accounts receivable, net	$4,361	$5,902
Working capital	$2,682	$7,863
Current ratio	1.35	1.96
Total long-term debt, including current portion	$703	$113

	Six months ended June 30,
	2005	2004
Cash flow activities:
Net cash used in operating activities	$(4,568)	$(615)
Net cash used in investing activities	(392)	(4,212)
Net cash provided by (used in) financing activities	(358)	7,386

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the six months ended June 30, 2005, net cash used in operating activities was approximately $4.6 million and was primarily a result of the net loss from operations of $7.2 million and the decrease in deferred revenue, accounts payable and accrued expenses of $1.2 million, offset by $2.2 million in non-cash charges, and a decrease of $1.6 million in accounts receivable, prepaid expenses and other assets. As a result of the decrease in revenue generated from one of our largest customers, as well as the B2eMarkets acquisition we have experienced a negative impact on our operating cash flows as compared to the six months ended June 30, 2004.

With the addition of the Digital Union acquisition (see Note 11 to the consolidated financial statements), we expect to see a negative short term effect on our operating cash flows. We believe that the Digital Union transaction will be dilutive to cash flow from operations for the next two to three quarters. We expect that a significant portion of the decrease in operating cash flows to be a result of one-time expenditures such as the reduction of assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisitions will help us achieve increased software and software related revenues, deeper channel relationships, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During the six months ended June 30, 2005, net cash used in investing activities was approximately $392,000 and consisted of cash payments related to the B2eMarkets acquisition of $150,000 and capital expenditures of $242,000.

Financing activities

During the six months ended June 30, 2005, net cash used in financing activities was approximately $358,000 which relates to $366,000 in principal payments on insurance financing and capital lease obligations, offset by $8,000 in proceeds from the exercise of stock options.

We believe that our level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least August 31, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

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

Contractual Commitments

The following table outlines future contractual commitments (see Note 7 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2005(a)	2006	2007	2008	2009	Due after 2010	Total
Operating leases	$1,161	$998	$706	$492	$374	$355	$4,086
Capital leases (b)	54	86	55	14	—	—	209
Insurance financing (c)	503	—	—	—	—	—	503
Employment agreements (d)	684	52	—	—	—	—	736
Other obligations (e)	169	47	40	12	—	—	268

Total	$2,571	$1,183	$801	$518	$374	$355	$5,802

(a)	Reflects amount payable over the last six months of 2005.
(b)	Capital lease balances include future interest obligations.
(c)	Relates to insurance policy financing.
(d)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.2 million.
(e)	Relates to third-party hosting facilities and minimum off-shore development resource commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2005 and December 31, 2004, we were not involved with any unconsolidated SPEs or VIEs and we had no derivatives.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least August 31, 2006, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of June 30, 2005, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

During the six months ended June 30, 2005, two customers accounted for $4.5 million or 44% of our total revenues. During the six months ended June 30, 2004, these same two customers accounted for $7.0 million or 63% of our total revenue. A termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of June 30, 2005, these two customers accounted for $1.7 million of our accounts receivable balance. As of August 10, 2005, approximately $745,000 of the June 30, 2005 balance for these two customers remained outstanding. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect these outstanding balances and future invoices.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. A continued listing on the Nasdaq SmallCap Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Since March 14, 2005, our stock has closed below $1.00. On April 27, 2005, we received written notification from The Nasdaq Stock Market that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we have been provided an initial period of 180 calendar days, or until October 24, 2005, to regain compliance. The notice states that the Nasdaq staff (the “Staff”) will provide written notification that we have achieved compliance with the Rule if at any time before October 24, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the notice also states that the Staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If we cannot demonstrate compliance with the Rule by October 24, 2005, the Staff will determine whether we meet the Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will notify us that we have been granted an additional 180 calendar days compliance period. If we are not eligible for an additional compliance period, the Staff will provide written notice that our securities will be delisted. At that time, the Company may appeal the Staff’s determination to de-list its securities to a Listing Qualifications Panel.

We expect to regain compliance with Nasdaq’s listing qualifications for continued listing of our stock. As of June 30, 2005, we met all qualitative and, except for the minimum bid requirement, all quantitative standards for initial and continuing listing of our stock on the Nasdaq SmallCap Market. However, there can be no assurance that we will be able to meet all qualitative and quantitative listing qualifications in the future. In the event we do not meet such listing qualifications, our common stock could be subject to delisting from the Nasdaq SmallCap Market.

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

Recently we have begun a program to reduce the overall number of our employees. We may unintentionally reduce our employees to a number below which we are able to maintain the level of our services.

Our cost containment and cost reduction initiatives may yield further unintended consequences, such as reduced employee morale, decreased productivity and disclosures of confidential information about us by employees that seek employment with others in violation of their confidentiality agreements with us.

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

Proprietary rights are important to our success and to our competitive position. We may be unable to register, maintain, and protect our proprietary rights adequately. Although we file copyright registrations for the source code underlying our software, enforcement of our rights might be too difficult and costly for us to pursue effectively. We have filed patent applications for the proprietary technology underlying our software, but our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. Effective patent, copyright, and trade secret protection of our software may be unavailable or limited in certain countries. In addition, third parties may claim that our current or potential future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, which, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

If our shareholders or option and warrant holders sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding options and warrants, then the market price of our common stock could fall. As of July 31, 2005, the holders of 6,934,882 shares of common stock and warrants to purchase 47,862 shares of common stock have demand and/or piggyback registration rights. The exercise of such rights could adversely affect the market price of our common stock. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our equity compensation and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Dulles, Virginia operated by ServerVault, Inc. In the near future, we also plan to provide our service through a co-location facility located in Philadelphia, Pennsylvania operated by Sungard, Inc. We do not and will not control the operation of these facilities, and they may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by a facility to provide our required data communications capacity could result in interruptions in our service. While we are not aware of any such interruptions, if an actual or perceived interruption of our applications occurred or if our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers. In addition we may be subject to service level penalties, which could materially and adversely affect our business, financial condition, and operating results.

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

We expect to derive a portion of our revenue from subscriptions to our on-demand applications. As a result, widespread acceptance of our on-demand supply management applications is critical to our future success. Factors that may affect market acceptance of our on-demand applications include:

•	potential reluctance by enterprises to migrate to an on-demand application model;

•	the price and performance of our on-demand applications;

•	the level of customization we can offer;

•	the availability, performance, and price of competing products and services; and

•	potential reluctance by enterprises to trust third parties to store and manage their internal data.

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

We have also reduced our sales force as part of our cost containment and cost reduction initiatives. Our failure to field an effective sales organization could have a material adverse effect on our operating performance and financial condition.

Changes in the value of the U.S. Dollar, in relation to the currencies of foreign countries where we transact business, could harm our operating performance and financial condition.

International operations represent an increasing portion of our revenues. We expect to continue to commit significant resources to our international sales and marketing activities. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations, particularly as a result of the decline in the value of the U.S. dollar compared to other foreign currencies. Although such international revenues are increasing, because such amounts are still relatively immaterial, we have not to date hedged our risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. In the event we do begin hedging activities, there is no guarantee our hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is less than 1% at June 30, 2005. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

We had no derivatives as of June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchanges Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement and scheduled a final “fairness” hearing on the settlement for January 2006.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, but as of August 18, 2005, the Court had not yet ruled on the motion.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on August 18, 2005.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer