Form 10-Q
period 2005-09-30
VERTICALNET INC
filed 2005-11-14
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of November 10, 2005 was 47,865,076 (includes 1,371,730 shares subject to escrow agreements in connection with acquisitions).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,545	$9,370
Accounts receivable, net	4,735	5,902
Prepaid expenses and other current assets	1,744	802

Total current assets	13,024	16,074
Property and equipment, net	1,264	1,173
Investment	—	606
Goodwill	19,366	16,364
Other intangible assets, net	4,729	5,603
Other assets	934	525

Total assets	$39,317	$40,345

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,984	$71
Accounts payable and accrued expenses	4,570	4,993
Deferred revenues	3,401	3,147

Total current liabilities	9,955	8,211
Long-term debt and other liabilities	4,634	246

Total liabilities	14,589	8,457

Commitments and contingencies (see Notes 2, 8, and 9)
Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at September 30, 2005 and December 31, 2004	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 47,854,295 shares issued at September 30, 2005 and 42,702,941 shares issued at December 31, 2004	479	427
Additional paid-in capital	1,225,547	1,222,210
Deferred compensation	(747)	(1,067)
Accumulated other comprehensive loss	(310)	(254)
Accumulated deficit	(1,199,436)	(1,188,623)

	25,533	32,693
Treasury stock at cost, 65,636 shares at September 30, 2005 and December 31, 2004	(805)	(805)

Total shareholders’ equity	24,728	31,888

Total liabilities and shareholders’ equity	$39,317	$40,345

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Software and software related	$1,609	$1,286	$4,721	$2,398
Services	3,289	4,965	10,497	14,924

Total revenues	4,898	6,251	15,218	17,322

Cost of revenues:
Cost of software and software related	624	725	2,079	1,254
Cost of services	1,834	2,573	5,575	6,525
Amortization of acquired technology and customer contracts	268	418	747	1,068

Total cost of revenues	2,726	3,716	8,401	8,847

Gross profit	2,172	2,535	6,817	8,475

Operating expenses:
Research and development	1,823	1,775	5,271	4,220
Sales and marketing	2,084	1,681	5,946	4,206
General and administrative	1,590	1,540	4,414	4,376
Restructuring charges	149	—	473	—
Stock-based compensation (a)	211	372	628	1,292
Amortization of other intangible assets	344	366	969	743

Total operating expenses	6,201	5,734	17,701	14,837

Operating loss	(4,029)	(3,199)	(10,884)	(6,362)
Interest and other income (expense), net	369	(197)	71	(515)

Net loss	$(3,660)	$(3,396)	$(10,813)	$(6,877)

Basic and diluted loss per common share	$(0.08)	$(0.11)	$(0.25)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	45,202	31,808	43,126	26,953

(a)	For the three and nine months ended September 30, 2005 and 2004, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of revenues	$41	$103	$84	$436
Research and development	8	48	26	233
Sales and marketing	71	92	235	219
General and administrative	91	129	283	404

Total	$211	$372	$628	$1,292

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net loss	$(10,813)	$(6,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,187	2,128
Stock-based compensation, net of cancellations	628	1,292
Accretion of senior convertible promissory notes	218	—
Change in fair value of derivative liabilities	(663)	—
Amortization of deferred financing costs	48	—
Write-down related to cost method investment	364	—
Accretion of convertible promissory note and non-cash interest	—	201
Realized loss on investment	—	35
Other non-cash items	—	282
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,660	(259)
Prepaid expenses and other assets	197	749
Accounts payable and accrued expenses	(1,401)	(145)
Deferred revenues	(141)	185

Net cash used in operating activities	(7,716)	(2,409)

Investing activities:
Capital expenditures	(322)	(102)
Acquisitions, net of cash acquired	(309)	(5,090)
Proceeds from sale of cost, equity method, and available-for-sale investments	242	2,980
Proceeds from sale of short-term investments	—	2
Purchase of cost, equity method, and available-for-sale investments	—	(3,000)
Restricted cash	—	(311)

Net cash used in investing activities	(389)	(5,521)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(656)	(633)
Proceeds from issuance of senior convertible notes, net	5,951	—
Proceeds from exercise of stock options and warrants	73	768
Payments to repurchase convertible promissory notes	—	(728)
Proceeds from issuance of common stock and warrants, net	—	9,800

Net cash provided by financing activities	5,368	9,207

Effect of exchange rate fluctuation on cash and cash equivalents	(88)	(3)

Net increase (decrease) in cash and cash equivalents	(2,825)	1,274
Cash and cash equivalents - beginning of period	9,370	4,408

Cash and cash equivalents - end of period	$6,545	$5,682

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29	$62
Supplemental schedule of non-cash investing and financing activities:
Financed insurance policies	$816	$748
Capital expenditures financed through capital lease arrangements	141	—
Issuance of common stock as consideration for the Digital Union acquisition	2,973	—
Issuance of warrants to private placement agent	35	—
Issuance of common stock as consideration for the B2eMarkets acquisition	—	6,579
Issuance of promissory note as consideration for the B2eMarkets acquisition	—	3,899
Issuance of common stock as consideration for the Tigris acquisition	—	5,740
Assumption of stock option plan as consideration for the Tigris acquisition	—	2,212

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	42,703	$427	$1,222,210	$(1,067)	$(254)	$(1,188,623)	$(805)	$31,888
Exercise of stock options	488	5	68	—	—	—	—	73
Deferred stock-based compensation	204	2	306	(308)	—	—	—	—
Issuance of common stock as consideration for acquisition	4,459	45	2,928	—	—	—	—	2,973
Issuance of warrants to private placement agent	—	—	35	—	—	—	—	35
Amortization of deferred stock-based compensation	—	—	—	628	—	—	—	628
Net loss	—	—	—	—	—	(10,813)	—	(10,813)
Other comprehensive loss	—	—	—	—	(56)	—	—	(56)

Balance, September 30, 2005 (unaudited)	47,854	$479	$1,225,547	$(747)	$(310)	$(1,199,436)	$(805)	$24,728

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(3,660)	$(3,396)	$(10,813)	$(6,877)
Foreign currency translation adjustment	77	(1)	(56)	(2)
Reclassification adjustment for realized loss included in net loss	—	—	—	15

Comprehensive loss	$(3,583)	$(3,397)	$(10,869)	$(6,864)

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues from the licensing of our software products and maintenance of these products. In July 2005, we acquired Digital Union Limited (“Digital Union”), and as a result we expect to see a continued increase in the proportion of our revenues from software and software related revenues.

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparability with the current period’s financial statement presentation.

The accompanying unaudited consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005 with the SEC.

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

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At September 30, 2005 we had approximately $155,000 of restricted cash classified as other current assets and $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheet. At December 31, 2004, we had approximately $311,000 of restricted cash classified as non-current other assets on the consolidated balance sheet.

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

Software arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of the software elements of the arrangement. When services are not considered essential, the revenue allocable to the professional services is generally recognized as the services are performed. If we provide professional services that are considered essential to the functionality of the software products, both the software product revenue and professional service revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. To date, most of our professional services provided in connection with software arrangements have been considered essential to the functionality of the software and therefore, the majority of our contracts that involved licenses and professional services have been recognized on a percentage of completion bases.

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

We consider amounts under consulting contracts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, generally measured by time incurred, typically is reflective of progress against the contractual milestones or output measure, which is the contractual earnings pattern. Contingent or incentive revenues relating to consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

As of and for the nine months ended September 30, 2005 and 2004 revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,223	$4,140	27.2%	$1,158	$3,943	22.8%
B	648	2,546	16.7%	918	5,575	32.2%

Total	$1,871	$6,686	43.9%	$2,076	$9,518	54.9%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended September 30, 2005 and 2004 were as follow (in thousands):

	2005		2004
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$1,436	29.3%	$1,342	21.5%
B	741	15.1%	1,155	18.5%

Total	$2,177	44.4%	$2,497	39.9%

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,660)	$(3,396)	$(10,813)	$(6,877)
Add: Stock-based employee compensation included in reported net loss	211	372	628	1,292
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(632)	(692)	(2,204)	(1,792)

Pro forma	$(4,081)	$(3,716)	$(12,389)	$(7,377)

Loss per common share – basic and diluted:
As reported	$(0.08)	$(0.11)	$(0.25)	$(0.26)
Pro forma	$(0.09)	$(0.12)	$(0.29)	$(0.27)

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

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other income (expense), net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in interest and other income (expense), net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in interest and other income (expense), net.

Comprehensive Loss

We report comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources.

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments, using available market information and valuation methodologies. As of September 30, 2005 and December 31, 2004, our financial instruments consisted of cash equivalents, available-for-sale and cost method investments, accounts receivable, accounts payable, capital leases, derivatives, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the convertible notes, capital leases and the cost method investments, is a reasonable estimate of their fair market values at September 30, 2005 and December 31, 2004 due to the short maturities of such items. The Company believes that the fair values of the cost method investments and capital leases are not materially different from the carrying values. As of September 30, 2005, the fair value of our 9% Senior Convertible Promissory Notes was approximately $4.3 million. Based upon valuations performed at the time of issuance. There were no outstanding notes as of December 31, 2004.

Computation of Historical Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period, exclusive of unvested restricted stock grants. Diluted loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of convertible promissory notes (using the if-converted method) and unvested restricted stock grants. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the three and nine months ended September 30, 2005 and 2004, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive. As a result, potentially dilutive common shares of 27,813,287 and 10,675,632 as of September 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per common share. In addition, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004.

As a result of the B2eMarkets acquisition, there were 752,454 shares of common stock that were held in escrow. Of those held in escrow, 49,527 shares were owed to the prior owners of Adaptivetrade, Inc., a company that was acquired by B2eMarkets in February 2004. These shares were only included in the loss per share calculation subsequent to their release date of February 27, 2005. The remaining 702,927 shares were placed in escrow upon the conversion of a note given as consideration for the acquisition into common stock and will be released from escrow during 2006.

As a result of the Digital Union acquisition, there are 668,803 shares of common stock that are held in escrow. Of the escrow shares 330,750 shares will be released on July 22, 2006 and 338,053 will be released on January 22, 2007 and will be included in the loss per share calculation at that time.

Adoption of New Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the first quarter of 2006, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce operating results in future years. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in “Stock Options.”

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least November 30, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisitions

Digital Union Limited

On July 22, 2005, Verticalnet, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (collectively, the “Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union, a private limited company registered in England, from the Shareholders. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued to the Shareholders an aggregate of 4,458,690 shares of Verticalnet common stock. Under the Share Purchase Agreement, certain Shareholders may receive up to an additional 3,500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction. The fair value of such shares would be recorded as additional purchase consideration at that time. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. The acquisition of Digital Union was completed on July 22, 2005, and as a result, Digital Union became a wholly-owned subsidiary of Verticalnet. Digital Union’s results have been included in the Company’s results since July 22, 2005.

The acquisition of Digital Union allows the Company to broaden its base of revenue, customers, and resources to allow for an accelerated growth mode in Europe. Benefits of this combination include:

•	Broadening the Company’s reverse auction and procurement capabilities which allow us to respond to mixed sourcing and procurement deals in a manner that we could not previously;

•	Deepening the Company’s retail expertise and providing a strategic relationship with the World-wide Retail Exchange; and

•	Developing channel partnerships with IBM and Cap Gemini.

The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet agreed to issue an aggregate amount of 4,458,690 shares of common stock, valued on the date of closing at approximately $3.0 million (a total of 668,803 shares are being held in escrow, of which 330,750 shares will be released on July 22, 2006 and 338,053 will be released on January 22, 2007). The value of the Verticalnet stock issued to the Digital Union shareholders was based on $0.67 per share, which represented the average closing price of the Company’s common stock over a three-day period that included the two days prior and the day that the Share Purchase Agreement was signed.

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

Current assets	$837
Property and equipment	71
Goodwill	2,972
Intangible assets	842

Total assets acquired	4,722
Current liabilities	(1,243)

Total purchase price	$3,479

The amount allocated to goodwill will not be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $3.8 million, which has been allocated to covenants not-to-compete, customer contracts, customer relationships, IBM relationship, trademarks, technology, and goodwill in the amounts of $10,000, $69,000, $560,000, $53,000, $10,000, $140,000, and $3.0 million, respectively.

The trademarks and technology intangible assets are being amortized on a straight line basis over twelve months. The following are the amortization percentages by calendar year for the remaining amortizing intangible assets:

	2005	2006	2007	2008	2009	2010	2011
Covenants not-to-compete	21%	50%	29%	—	—	—	—
Customer contracts	36%	64%	—	—	—	—	—
Customer relationships	0%	45%	18%	13%	10%	8%	6%
IBM relationship	5%	36%	27%	19%	13%	—	—

B2eMarkets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 20, 2004.

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 5,100,000 shares of common stock (31,215 were held in escrow until February 2005), valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note, plus interest, was converted into 3,029,162 shares of Verticalnet common stock, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting, of which 18,312 shares were held in escrow until February 2005 and 702,927 shares are being held in escrow until 2006. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, Tigris, B2eMarkets, and Digital Union, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the nine months ended September 30, 2005 combines the historical results for Verticalnet for the nine months ended September 30, 2005 and the historical results for Digital Union for the six months ended June 30, 2005. The unaudited pro forma information for the three and nine months ended September 30, 2004 combines the historical results for Verticalnet and Digital Union for the three and nine months ended September 30, 2004, the historical results for B2eMarkets for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The following pro forma information is in thousands, except per share amounts.

	Three months ended September 30, 2004	Nine months ended September 30,
		2005	2004
Revenue	$6,565	$15,955	$23,477
Net loss	$(4,272)	$(12,570)	$(12,897)
Loss per share	$(0.12)	$(0.27)	$(0.37)
Weighted average shares outstanding
Basic and diluted	35,598	45,930	34,665

(4) Investment

In a prior year, we had invested in equity instruments of a privately held company for business and strategic purposes. The investment was included in other investments as of December 31, 2004 and was accounted for under the cost method as our ownership interest was less than 20% and we did not have the ability to exercise significant influence over operations. In August 2005, we sold this investment and received proceeds of $242,000. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

(5) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	September 30, 2005	December 31, 2004

Accounts receivable, trade	$4,582	$5,590
Unbilled accounts receivable	106	274
Retainage	81	72

	4,769	5,936
Less: allowance for doubtful accounts	(34)	(34)

	$4,735	$5,902

Unbilled receivables represent revenue recognized for performance under customer contracts and arrangements which have not been billed as of the period end. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following balances (in thousands):

	September 30, 2005	December 31, 2004

Software	$1,612	$1,607
Computer equipment	1,817	1,355
Office equipment and furniture	191	132
Leasehold improvements	956	919

	4,576	4,013
Less: accumulated depreciation and amortization	(3,312)	(2,840)

Property and equipment, net	$1,264	$1,173

Depreciation and amortization related to property and equipment was $472,000 and $317,000 for the nine months ended September 30, 2005 and 2004, respectively. Amortization applicable to property and equipment under capital leases was $63,000 and $49,000 for the nine months ended September 30, 2005 and 2004, respectively, and is included in such expense.

Depreciation and amortization related to property and equipment was $174,000 and $132,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization applicable to property and equipment under capital leases was $24,000 and $17,000 for the three months ended September 30, 2005 and 2004, respectively, and is included in such expense.

Accounts payable and accrued expenses consist of the following balances (in thousands):

	September 30, 2005	December 31, 2004
Accounts payable	$1,806	$1,245
Compensation and related costs	729	1,142
Taxes and interest payable	635	584
Legal and settlement liabilities	100	594
Acquisition related costs	335	552
Restructuring costs	421	—
Other	544	876

	$4,570	$4,993

(6) Goodwill and Other Intangibles

Our goodwill balance consists of $4.9 million from the Tigris acquisition, which occurred in January 2004, $11.5 million from the B2eMarkets acquisition, which occurred in July 2004, and $3.0 million from the Digital Union acquisition, which occurred in July 2005.

The following table reflects the components of amortizable intangible assets as of September 30, 2005 and December 31, 2004 (in thousands).

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2005:
Acquired technology	$3,717	$2,609	$1,108
Customer contracts and relationships	6,914	3,443	3,471
Non-compete agreements	250	108	142
Trademarks	10	2	8

	$10,891	$6,162	$4,729

December 31, 2004:
Acquired technology	$3,575	$2,173	$1,402
Customer contracts and relationships	6,235	2,219	4,016
Non-compete agreements	240	55	185

	$10,050	$4,447	$5,603

(7) Senior Secured Convertible Promissory Notes

On August 16, 2005, the Company issued senior secured convertible promissory notes (the “Notes”) in the principal amount of $6.6 million to various independent institutional investors (the “Investors”). The Notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends, or splits, and distributions of equity, debt, or assets. As of September 30, 2005, 9,532,286 shares would be issuable upon conversion of the Notes and accrued interest. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, the failure of a registration statement registering for resale of the shares of common stock issuable upon exercise of the warrants to be declared effective within a certain time period after closing and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued to the placement agent for the transaction a warrant to purchase 141,429 shares of common stock having the same terms and conditions as the warrants issued to the Investors.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”).

Monthly principal payments of $330,000 will commence in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and total shares issued for the Notes cannot exceed 19.99% of the total outstanding common shares. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be 85% of the average price of the Company’s stock. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes or redeem the Notes and under certain events, the related warrants at the then fair value determined by the related agreements.

The Company filed a shelf registration statement (“Registration Statement”) registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants with the Securities and Exchange Commission on September 15, 2005, which was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company can cause a mandatory conversion if after six months following the effective date of the Registration Statement, the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Notes include, among others, suspension from listing on an applicable trading market, the Registration Statement fails to remain effective, or a default on other Company indebtedness. Upon an event of default, the Investors can declare all amounts under the Notes due and payable.

The Company has also agreed that if the Investors are unable to use the registration statement because, among other reasons, the Registration Statement has lapsed or is suspended, as defined in the related agreement, then the Company will pay the Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Notes, in cash, for every thirty-day period that the Registration Statement cannot be used.

The Company agreed that if the Company’s shareholders do not approve a proposal to permit the Company to issue common stock upon conversion of the Notes in excess of 19.99% of the number of shares of common stock outstanding immediately prior to the date the Notes were sold (the “Shareholder Proposal”) at the next annual meeting of shareholders, then as long as the Notes remain outstanding the Company will cause a shareholders’ meeting to be held every six months thereafter seeking the approval of the Shareholder Proposal.

The Company has agreed with the Investors (i) that it will maintain at least $1.5 million in its bank accounts while the Notes are outstanding; (ii) that it will not undertake a subsequent financing for a period of sixty days after the registration statement was declared effective; (iii) that they will have rights of first refusal on future financings within fourteen months after the effective date of the Registration Statement; and (iv) that the Company will be restricted from issuing certain types of debt and equity instruments while the Notes are outstanding.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance (“SFAS No. 133”), the conversion feature and prepayment feature are considered derivative instruments and are required by SFAS No. 133 to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion feature, the prepayment feature, and the warrants, which were valued at $1.1 million, $55,000, and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of September 30, 2005, the derivative liabilities had a fair value of $713,000, $56,000, and $923,000, for the conversion feature, the prepayment feature, and the warrants, respectively. The aggregate liability of $1.7 million is included in other long-term liabilities on the consolidated balance sheet as of September 30, 2005. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a $663,000 benefit in the period ended September 30, 2005, which is included in interest and other income (expense), net in the accompanying consolidated statement of operations.

The resulting discount on debt of $2.4 million is being accreted over the life of the notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. After consideration of this discount, the effective interest rate on the Note is 55.33%. During the three months ended September 30, 2005, the Company recorded $73,000 of interest expense at the Notes stated interest rate and additional interest expense of $218,000 related to this accretion. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the accompanying consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 141,429 warrants to the placement agent. The deferred financing costs are also being amortized using the effective interest method over the life of the Notes. During the three months ended September 30, 2005 the Company recorded $48,000 of additional interest expense related to the amortization of the deferred financing costs.

(8) Commitments and Contingencies

The following table outlines future minimum lease payments under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital (b)	Total
2005 (a)	$633	$23	$656
2006	998	76	1,074
2007	706	51	757
2008	492	13	505
2009	374	—	374
Thereafter	355	—	355

Total	$3,558	$163	$3,721

(a)	Reflects amounts payable over the last three months of 2005

(b)	Capital lease balances exclude future interest obligations.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of September 30, 2005.

During 2003, we amended our lease with our primary landlord. The amended agreement provided for occupancy of our main facility in Malvern, Pennsylvania until May 2003, with options to continue the lease on a quarterly basis. We have exercised options to continue the lease up to at least November 2005. In July 2005, the Company entered into a longer term lease arrangement with the current landlord for new space. The term of the new lease is for five years commencing upon the date that the new space becomes available, which is anticipated to be December 1, 2005. The future minimum lease payments for this new lease have been included in the table above.

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

In July 2000, Verticalnet entered into an Opportunity Grant Program Contract with the Commonwealth of Pennsylvania, Department of Community and Economic Development (the “PaDCED”) whereby Verticalnet received a grant in the amount of $1.0 million from the PaDCED. The grant was conditioned upon, among other things, the creation of 1,000 full time jobs and that Verticalnet would operate in its former facility in Horsham, PA for at least five years. In July 2000, Atlas Commerce, Inc. (“Atlas Commerce”) entered into an Opportunity Grant Program Contract with the PaDCED whereby Atlas Commerce received a grant in the amount of $400,000 from the Commonwealth, which amount was increased to $600,000 in June 2001. The grant was conditioned upon, among other things, the creation of 250 full time jobs and that Atlas Commerce would operate in its Malvern facility for at least five years. Both contracts contained a provision that required repayment of the grant amount in the event the conditions were not met. In December 2001, Verticalnet acquired Atlas Commerce via a merger. In September 2003, the PaDCED filed a Complaint-Civil Action in the Montgomery County Court of Common Pleas seeking to recover the total amount of the grant to Verticalnet. On January 27, 2005, Verticalnet and Atlas Commerce entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the PaDCED, resolving (i) the above civil action between the PaDCED and Verticalnet, and (ii) the PaDCED’s claims against Atlas Commerce. Pursuant to the Settlement Agreement, Verticalnet agreed to pay the PaDCED an aggregate of $400,000, payable in four equal quarterly installments in full and complete satisfaction of the PaDCED’s claims against Verticalnet and Atlas Commerce. The first payment of $100,000 was made on January 27, 2005, the second payment was made on April 1, 2005, the third payment was made on July 1, 2005 and the final payment of $100,000 was made on October 1, 2005.

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

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, but as of November 1, 2005, the Court had not yet ruled on the motion.

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

(11) Restructuring Charges

During the three and nine months ended September 30, 2005, we recorded restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The Company expects to pay the employee severance and related benefits over the remainder of 2005. The lease termination costs will run through January 2007.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the nine months ended September 30, 2005 (in thousands):

	Accrual at January 1, 2005	Accrual	Cash payments	Adjustments (a)	Accrual at September 30, 2005
Employee severance and related benefits	$—	$422	$(290)	$179	$311
Lease termination costs	—	64	—	46	110

	$—	$486	$(290)	$225	$421

(a)	The adjustments represent accruals made on the opening balance sheet of Digital Union pertaining to employee severance and lease termination costs of $192,000 and $46,000, respectively. This was offset by a $13,000 adjustment for a change in estimate related to severance and related benefits costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq Capital Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in the section of this report entitled “Factors Affecting Our Business Condition.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

Verticalnet’s software customers license our software pursuant to either a perpetual license or a time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and Application Service Provider (“ASP”) hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support, and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and, as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union Limited (“Digital Union”), and as a result we expect to see a continued increase in the proportion of our revenues from software and software related revenues.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Software and software related	32.9%	20.6%	31.0%	13.8%
Services	67.1%	79.4%	69.0%	86.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	12.7%	11.6%	13.7%	7.2%
Cost of services	37.4%	41.2%	36.6%	37.7%
Amortization of acquired technology and customer contracts	5.5%	6.7%	4.9%	6.2%

Total cost of revenues	55.7%	59.4%	55.2%	51.1%

Gross profit	44.3%	40.6%	44.8%	48.9%

Operating expenses:
Research and development	37.2%	28.4%	34.6%	24.4%
Sales and marketing	42.5%	26.9%	39.1%	24.3%
General and administrative	32.5%	24.6%	29.0%	25.3%
Restructuring charges	3.0%	—	3.1%	—
Stock-based compensation	4.3%	6.0%	4.1%	7.5%
Amortization of other intangible assets	7.0%	5.9%	6.4%	4.3%

Total operating expenses	126.6%	91.7%	116.3%	85.7%

Operating loss	(82.3%)	(51.2%)	(71.5%)	(36.7%)
Interest and other income (expense), net	7.5%	(3.2%)	0.5%	(3.0%)

Net loss	(74.7%)	(54.3%)	(71.1%)	(39.7%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	September 30,
	2005			2004
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	54	—	54	65	—	65
Research and development	38	35	73	43	36	79
Sales and marketing	31	—	31	27	—	27
General and administrative	27	—	27	18	—	18

Total	150	35	185	153	36	189

Financial Results Overview

We are pleased that our gross margin percentage improved despite a decrease in revenues from the third quarter of 2004. Gross margin as a percentage of revenues increased from 41% in the third quarter of 2004 to 44% in the third quarter of 2005. This margin improvement is a testament to our ongoing cost management program. In particular, reductions in headcount, the use of outside vendors, and hosting costs helped to drive these reductions.

We expect cost of goods sold to be further reduced in the first quarter of 2006. Much of this reduction is driven by a decrease in hosting and support costs, which is a result of our actions to change hosting providers and our decision to move our level one customer support offshore effective September 1, 2005.

We have undertaken significant cost reduction programs over the year both in the core Verticalnet business and recently in the Digital Union business. We expect much of the benefit of these actions will begin to be realized in the fourth quarter of 2005.

Research and development costs are expected to decline as a result of the full impact of the closure of our San Jose development office, which was completed on September 30, 2005, and reductions in development costs resulting from the acquisition of Digital Union which have been enacted but will take effect in the fourth quarter of 2005. Because of our strategy to maintain approximately 50% of our development resources offshore we are able to develop our software in a more cost effective matter

Sales and marketing expenses are expected to decline due to actions taken to streamline our sales team and a refocusing on marketing spending.

General and administrative expenses are also expected to decline due to actions taken to consolidate key functions after the Digital Union acquisition and the elimination of legal expenses incurred in the third quarter.

REVENUES

	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Software and software related	$1,609	$1,286	$323	25.1%	$4,721	$2,398	$2,323	96.9%
Services	3,289	4,965	(1,676)	(33.8%)	10,497	14,924	(4,427)	(29.7%)

Total revenues	$4,898	$6,251	$(1,353)	(21.6%)	$15,218	$17,322	$(2,104)	(12.1%)

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenues derived from consulting services.

The decrease in total revenues for the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004 was primarily due to unusually high service revenues generated from one of our largest customers during 2004. The revenues from this customer decreased by $0.4 million and $3.0 million during the three and nine months ended September 30, 2005 as compared to the same periods in 2004. In addition, there were several large projects that were running during the three months ended September 30, 2004 were completed prior to the third quarter of 2005. Lastly, we have implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

The increase in software and software related revenues was primarily a result of the B2eMarkets acquisition that occurred in July 2004.

Revenue Concentration

As of and for the nine months ended September 30, 2005 and 2004, revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,223	$4,140	27.2%	$1,158	$3,943	22.8%
B	648	2,546	16.7%	918	5,575	32.2%

Total	$1,871	$6,686	43.9%	$2,076	$9,518	54.9%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended September 30, 2005 and 2004 were as follow (in thousands):

	2005		2004
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$1,436	29.3%	$1,342	21.5%
B	741	15.1%	1,155	18.5%

Total	$2,177	44.4%	$2,497	39.9%

During the nine months ended September 30, 2005, we recognized revenues from 89 customers as compared to 66 for the nine months ended September 30, 2004.

COST OF REVENUES

	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Cost of software and software related	$624	$725	$(101)	(13.9%)	$2,079	$1,254	$825	65.8%
Cost of services	1,834	2,573	(739)	(28.7%)	5,575	6,525	(950)	(14.6%)
Amortization of acquired technology and customer contracts	268	418	(150)	(35.9%)	747	1,068	(321)	(30.1%)

Total cost of revenues	$2,726	$3,716	$(990)	(26.6%)	$8,401	$8,847	$(446)	(5.0%)

Cost of Software and Software Related

The cost of software and software related is comprised primarily of headcount related costs, including the cost of the Company’s customer support function, which is provided to customers as part of recurring maintenance fees, and third-party provided hosting services, as well as related infrastructure costs. Also included is the cost of royalties on technology contained in our products that is licensed from third parties. The increase in software and software related costs for the nine months ended September 30, 2005 was primarily related to the acquisitions of Tigris and B2eMarkets, which accounted for an increase of approximately $192,000 and $1.1 million, respectively. During the three months ended September 30, 2005, the decrease was primarily related to reductions in headcount related costs and third party hosting of $136,000 and $36,000, respectively. These cost reductions were offset by increases in general consulting and other related costs of $16,000 and $57,000 respectively, as compared to the same period in 2004.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs. The decrease in service related costs from the decline in service revenues was offset by the impact of the Tigris, B2eMarkets, and Digital Union acquisitions that occurred in January 2004, July 2004 and July 2005, respectively. The addition of the Tigris, B2eMarkets, and Digital Union businesses represented an increase in costs of $167,000, $490,000, and $16,000 for the nine months ended September 30, 2005, respectively, as compared to the same period in 2004. The Digital Union acquisition represented a cost increase of $16,000 for the three months ended September 30, 2005 as compared to the same period in 2004.

For the nine months ended September 30, 2005 historical Verticalnet headcount, third party consulting, billable reimbursed expenses, and other related costs decreased by $491,000, $816,000, $252,000, and $64,000, respectively, as compared to the same period in 2004. For the three months ended September 30, 2005, headcount, third party consulting, and billable reimbursed expenses decreased, $211,000, $580,000, and $17,000, respectively, as compared to the same period in 2004. These costs were offset by an increase in other related costs of $53,000.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts decreased for the nine months ended September 30, 2005 due primarily to the completion of amortization on the acquired technology that was obtained from the Atlas Commerce acquisition in 2001 and the full amortization of the intangibles acquired from the Tigris acquisition which represented $675,000 and $200,000 of the decrease, respectively. The decrease was partially offset by an increase in amortization of acquired technology and customer contracts from the B2eMarkets and Digital Union acquisitions which represented an increase of $527,000 and $27,000, respectively.

The decrease in amortization for the three months ended September 30, 2005 related primarily to the completion of amortization on the acquired technology that was obtained from the Atlas Commerce acquisition of $225,000, partially offset by the increase in amortization related to the B2eMarkets and Digital Union acquisitions of $48,000 and $27,000, respectively, as compared to the same period in 2004.

OPERATING EXPENSES

	Three Months Ended September 30,		Difference		Nine Months Ended September 30,		Difference
(in thousands)	2005	2004	$	%	2005	2004	$	%
Research and development	$1,823	$1,775	$48	2.7%	$5,271	$4,220	$1,051	24.9%
Sales and marketing	2,084	1,681	403	24.0%	5,946	4,206	1,740	41.4%
General and administrative	1,590	1,540	50	3.2%	4,414	4,376	38	0.9%
Restructuring charges	149	—	149	n/a	473	—	473	n/a
Stock-based compensation	211	372	(161)	(43.3%)	628	1,292	(664)	(51.4%)
Amortization of other intangible assets	344	366	(22)	(6.0%)	969	743	226	30.4%

Total operating expenses	$6,201	$5,734	$467	8.1%	$17,701	$14,837	$2,864	19.3%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and off-shore development contractors, as well as related infrastructure costs. The increase in research and development costs was primarily the result of the addition of the B2eMarkets and Digital Union businesses. B2eMarkets represents $1.4 million of the increase for the nine months ended September 30, 2005, and Digital Union represents $301,000 of the increase for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

As a result of the increase in demand for our products and services, we have expanded the use of our offshore development provider. The Company’s offshore development initiative started during the third quarter of 2003, whereby a significant portion of our product development operations were shifted to India. Although offshore development costs represented $45,000 and $212,000 of the increase in research and development costs for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a much larger increase in headcount related costs. These costs were offset by a decrease in third-party consulting (other than offshore development), infrastructure and other related costs of $91,000 and $271,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. In addition, historical Verticalnet headcount related costs decreased by $207,000 and $549,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

As of September 30, 2005, the Company had a total of 73 people dedicated to development, which includes 35 dedicated offshore developers not directly employed by Verticalnet, compared to a total development headcount of 79, including 36 dedicated offshore developers not directly employed by Verticalnet, as of September 30, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs. Sales and marketing expenses increased by $403,000 and $1.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase in sales and marketing expenses was primarily a result of the Tigris, Digital Union, and B2eMarkets acquisitions, which accounted for $279,000, $259,000 and $724,000 of the increase for the nine months ended September 30, 2005 as compared to the same period in 2004, respectively.

Headcount related costs and direct marketing expenses, such as advertising, public relations, and trade shows, increased by $122,000 and $63,000, respectively for the three months ended September 30, 2005 and increased by $328,000 and $265,000 for the nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 as a result of additional headcount and the ramping up of the Company’s marketing campaigns. These costs were partially offset by a decrease in general consulting and other sales and marketing costs of $41,000 and $115,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as equipment leasing and related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees. Verticalnet’s historical general and administrative expenses for the three and nine months ended September 30, 2005 decreased compared to the same period in 2004, but were offset by increases due to the Tigris, Digital Union, and B2eMarkets acquisitions, which represented $47,000, $73,000, and $427,000 of the increase for the nine months ended September 30, 2005, respectively. For the three months ended September 30, 2005 the Digital Union acquisition accounted for $73,000 of the increase in general and administrative as compared to the same period in 2004.

Headcount related costs decreased by $13,000 and insurance increased by $4,000 for the three months ended September 30, 2005 as compared to the same period in 2004. Decreases in historical Verticalnet professional services, infrastructure, travel and entertainment, general consulting and other related costs of $12,000 for the three months ended September 30, 2005, compared to the same period in 2004.

For the nine months ended September 30, 2005, the increases resulting from the Tigris, Digital Union, and B2eMarkets acquisitions were offset by decreases in historical Verticalnet expenses related to headcount related cost and insurance of approximately $250,000 and $148,000, respectively. These costs were further offset by decreases in historical Verticalnet professional services, infrastructure, travel and entertainment, general consulting and other related costs of $109,000 for the nine months ended September 30, 2005, compared to the same period in 2004. The decreases are a result of the Company’s continuing commitment to control its costs.

General and Administrative expenses were impacted in the three months ended September 30, 2005 by litigation charges stemming from a suit filed by a competitor charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from a former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. As a result, we have accrued and incurred approximately $150,000 in legal fees during the quarter to cover our defense against this claim. Verticalnet believes that these claims are untrue and is actively defending against this suit.

Restructuring Charges

During the three and nine months ended September 30, 2005, we recorded $149,000 and $473,000, respectively, in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

Stock-based Compensation

The decrease in stock-based compensation expense for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was a result of the full amortization during the three and nine months ended September 30, 2004 of discounted stock options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation.

Amortization of Other Intangible Assets

The decrease in amortization of other intangible assets during the three months ended September 30, 2005 as compared to the same periods in 2004 was due to lower amortization expense related to the intangible assets acquired from the Tigris acquisition offset by additional amortization from the intangibles acquired as part of the Digital Union acquisition. The increase in amortization of other intangible assets during the nine months ended September 30, 2005 as compared to the same periods in 2004 was a result of a full nine months of amortization of other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, and the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

Interest and Other Income (Expense), Net

Interest and other income (expense), net were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Change in fair value of derivative liabilities	$663	$—	$663	$—
Accretion of senior convertible promissory notes	(218)	—	(218)	—
Amortization of deferred financing costs	(48)	—	(48)	—
Write-down related to cost method investment	—	—	(364)	—
Interest income (expense), net	(40)	(197)	12	(200)
Warrant mark-to-market adjustment	—	—	—	(281)
Other	12	—	26	(34)

Interest and other income (expense), net	$369	$(197)	$71	$(515)

As a result of certain features contained in our $6.6 million principal amount senior convertible promissory notes and related warrants we were required under U.S. generally accepted accounting principles to record derivative liabilities of $1.7 million on the balance sheet as of September 30, 2005. For each subsequent quarter, we will be required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. In the current quarter we recorded a non-cash benefit of $663,000. In addition, as a result of the derivative liabilities we recorded a debt discount of $2.4 million. This amount will be accreted over the life of the notes and recorded as additional interest expense. In the current quarter we recorded $218,000 as additional interest expense related to this accretion.

Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

In August 2005, we sold an investment in a privately held company. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

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

Interest income (expenses), net, for the three months ended September 30, 2004. Includes accrued interest and note accretion of $201,000 relating to the promissory note issued as part of the B2eMarkets acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	September 30, 2005	December 31, 2004
Cash and cash equivalents	$6,545	$9,370
Accounts receivable, net	$4,735	$5,902
Working capital	$3,069	$7,863
Current ratio	1.31	1.96
Total long-term debt, including current portion	$4,920	$113

	Nine months ended September 30,
	2005	2004
Cash flow activities:
Net cash used in operating activities	$(7,716)	$(2,409)
Net cash used in investing activities	(389)	(5,521)
Net cash provided by financing activities	5,368	9,207

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the nine months ended September 30, 2005, net cash used in operating activities was approximately $7.7 million and was primarily a result of the net loss from operations of $10.8 million and the decrease in deferred revenue, accounts payable, and accrued expenses of $1.5 million, offset by $2.8 million in non-cash charges, and a decrease of $1.9 million in accounts receivable, prepaid expenses, and other assets. As a result of the decrease in revenue generated from one of our largest customers, as well as the B2eMarkets and Digital union acquisitions we have experienced a negative impact on our operating cash flows as compared to the nine months ended September 30, 2004.

With the addition of Digital Union (see Note 3 to the consolidated financial statements), we expect to see a negative short term effect on our operating cash flows. We believe that the Digital Union transaction will be dilutive to cash flow from operations for the next two to three quarters. We expect that a significant portion of the decrease in operating cash flows to be a result of one-time expenditures such as the reduction of assumed vendor payables and severance costs, as well as integration costs. In the long term, we believe the acquisition will help us achieve increased software and software related revenues, deeper channel relationships, reduced customer concentration, and improved visibility. We believe that the short term increase in cash used by operations will be more than offset by the growth opportunities for the combined business.

Investing activities

During the nine months ended September 30, 2005, net cash used in investing activities was approximately $389,000 and consisted of cash payments related to the B2eMarkets and Digital Union acquisitions of $309,000 and capital expenditures of $322,000, offset by $242,000 in proceeds from sale of our investment in a privately held company.

Financing activities

During the nine months ended September 30, 2005, net cash provided by financing activities was approximately $5.4 million which primarily relates to $6.0 million of net proceeds obtained from the sale of our senior convertible promissory notes and $73,000 in proceeds from the exercise of stock options offset by $656,000 in principal payments on insurance financing and capital lease obligations.

We believe that our level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least November 30, 2006. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

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

Contractual Commitments

The following table outlines future contractual commitments (see Notes 7 and 8 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2005(a)	2006	2007	2008	2009	Due after 2009	Total
Operating leases	$633	$998	$706	$492	$374	$355	$3,558
Senior secured convertible notes (b)	528	4,339	2,379				7,246
Capital leases (c)	27	86	55	14	—	—	182
Insurance financing (d)	252	19	—	—	—	—	271
Other obligations (e) (f)	61	47	40	12	—	—	160

Total	$1,501	$5,489	$3,180	$518	$374	$355	$11,417

(a)	Reflects amount payable over the last three months of 2005.

(b)	Senior secured convertible notes balances include future interest obligations.

(c)	Capital lease balances include future interest obligations.

(d)	Relates to insurance policy financing.

(e)	Relates to third-party hosting facilities and minimum off-shore development resource commitments.

(f)	The Company has entered into employment agreements with certain executives that provide for additional payments upon employee separation of approximately $1.6 million, these payments are not reflected on the table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2005 and December 31, 2004, we were not involved with any unconsolidated SPEs or VIEs.

FACTORS AFFECTING OUR BUSINESS CONDITION

We may require additional capital for our operations and obligations, and, as a result, we are exploring alternatives to preserve and enhance value.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least November 30, 2006, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of September 30, 2005, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

During the nine months ended September 30, 2005, two customers accounted for $6.7 million or 43.9% of our total revenues. During the nine months ended September 30, 2004, these same two customers accounted for $9.5 million or 54.9% of our total revenues. A termination of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of September 30, 2005, these two customers accounted for $1.9 million or 40% of our accounts receivable balance. Although we have had a successful collection history with these two customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from these two customers.

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

We may be unable to maintain our listing on the Nasdaq Capital Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. A continued listing on the Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent Audit Committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Since March 14, 2005, our stock has closed below $1.00 per share. On April 27, 2005, we received written notification from the staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), (the “Rule”). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided an initial period of 180 calendar days, or until October 24, 2005, to regain compliance.

On October 26, 2005, we received a second notice from Nasdaq stating that the Staff had determined that we had not regained compliance with the Rule, although we met all of the Nasdaq Capital Market initial listing criteria, except for the bid price requirement. Because we met the initial listing criteria, the Staff notified us that we had been granted an additional 180 calendar days compliance period, or until April 24, 2006, to regain compliance with the minimum bid price rule. The notice states that the Staff will provide written notification that we have achieved compliance with the Rule if at any time before April 24, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the notice also states that the Staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances. If we fail to regain compliance by April 24, 2006,, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to de-list our securities to a Listing Qualifications Panel.

We expect to regain compliance with Nasdaq’s listing qualifications for continued listing of our stock. As of November 14, 2005, we met all qualitative and, except for the minimum bid requirement, all quantitative standards for initial and continuing listing of our stock on the Nasdaq Capital Market. However, there can be no assurance that we will be able to meet all qualitative and quantitative listing qualifications in the future. In the event we do not meet such listing qualifications, our common stock could be subject to delisting from the Nasdaq Capital Market.

If our stock is delisted from the Nasdaq Capital Market or our share price declines significantly, then our stock may be deemed to be penny stock.

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

If our stock is delisted from the Nasdaq Capital Market, we may be unable to license our products and sell our services to prospective or existing customers.

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

Our quarterly operating results are difficult to forecast and could vary significantly. If our operating results in a future quarter or quarters do not meet the expectations of securities analysts or investors, the price of our common stock may fall. Our quarterly operating results will be substantially dependent on software licenses and professional services booked and delivered in that quarter. Any delay in the recognition of revenue for any of our license transactions or professional services could cause significant variations in our quarterly operating results and could cause our revenues to fall significantly short of anticipated levels. Our quarterly operating results could fluctuate significantly due to other factors, many of which are beyond our control, including:

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

Since September 2003, an unrelated third-party has provided us with software development services in Bangalore, India. We assumed a second software development agreement with another company in Bangalore in connection with our acquisition of B2eMarkets, Inc. Since September 2003, we have increased the proportion of our product development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security, and political conditions of India. Economic and political instability, military actions, and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and/or fail to attract new customers.

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

Proprietary rights are important to our success and to our competitive position. We may be unable to register, maintain, and protect our proprietary rights adequately. Although we file copyright registrations for the source code underlying our software, enforcement of our rights might be too difficult and costly for us to pursue effectively. We have filed patent applications for the proprietary technology underlying our software, but our ability to fully protect this technology is contingent upon the ultimate issuance of the corresponding patents. Effective patent, copyright, and trade secret protection of our software may be unavailable or limited in certain countries. In addition, third parties may claim that our current or potential future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product and service delivery delays or require us to enter into royalty or licensing agreements, which, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

If our shareholders, option holders, warrant holders, or holders of convertible notes sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions, upon the exercise of outstanding options and warrants, or upon conversion of convertible notes, then the market price of our common stock could fall. We also have filed a shelf registration statement to facilitate our acquisition strategy, as well as registration statements to register shares of common stock under our equity compensation and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, upon conversion of convertible notes, and in connection with our employee stock purchase plan will be eligible for resale in the public market without restriction.

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

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Dulles, Virginia operated by ServerVault, Inc. In the near future, we also plan to provide our service through a co-location facility located in Philadelphia, Pennsylvania operated by Sungard, Inc. We do not and will not control the operation of these facilities, and they may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by a facility to provide our required data communications capacity could result in interruptions in our service. While we are not aware of any such interruptions, if an actual or perceived interruption of our applications occurred or if our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers. In addition, we may be subject to service level penalties, which could materially and adversely affect our business, financial condition, and operating results.

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

Our indebtedness and debt service obligations may adversely affect our cash flow.

Should we be unable to satisfy our interest and principal payment obligations under our convertible notes by the payment of shares of our common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or limit our operations.

Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility to plan for, or react to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

Issuance of shares of common stock upon conversion or repayment of our convertible notes and exercise of warrants will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

We may issue shares of common stock (i) upon conversion of some or all of our convertible notes, (ii) in satisfaction of our principal and interest payment obligations under the convertible notes, in lieu of cash payments, and (iii) upon exercise of the associated warrants. Any of these issuances will dilute the ownership interests of existing shareholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of these convertible notes and warrants may encourage short selling by market participants.

Our convertible notes are secured by substantially all of our assets.

The investors in our private placement of our convertible notes received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the convertible notes, the investors would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the investors in the private placement would have a material adverse effect on our financial condition.

Our convertible notes provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to redeem the convertible notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

Our convertible notes allow the holders thereof to require redemption of the convertible notes upon the occurrence of various events of default, such as the termination of trading of our common stock on the Nasdaq Capital Market, or specified change of control transactions. In such a situation, we may be required to redeem all or part of the convertible notes, including any accrued interest and penalties, within five business days after receipt of a demand for such redemption. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to pay the full redemption price in cash. Even if we were able to pay the redemption price in cash, any such redemption could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the convertible notes, nor do we anticipate doing so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On August 16, 2005, the Company issued senior secured convertible promissory notes (the “Notes”) in the principal amount of $6.6 million to various independent institutional investors (the “Investors”) (see Note 7 to the accompanying consolidated financial statements). The Notes are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends, or splits, and distributions of equity, debt, or assets. As of September 30, 2005, 9,532,286 shares would be issuable upon conversion of the Notes and accrued interest. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, the failure of a registration statement registering for resale of the shares of common stock issuable upon exercise of the warrants to be declared effective within a certain time period after closing and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 will commence in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and total shares issued for the Notes cannot exceed 19.99% of the total outstanding common shares. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be 85% of the average price of the Company’s stock. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes or redeem the Notes and under certain events, the related warrants at the then fair value determined by the related agreements. The interest rate on the Notes is fixed at 9.0% per annum and, accordingly, not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company could be at above-market rates.

The Company filed a shelf registration statement (“Registration Statement”) registering for resale of the shares of common stock issuable upon conversion of the Notes and exercise of the warrants with the Securities and Exchange Commission on September 15, 2005, which was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company has agreed that if the Investors are unable to use the registration statement because, among other reasons, the Registration Statement has lapsed or is suspended, as defined in the related agreement, then the Company will pay the Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Notes, in cash, for every thirty day period that the Registration Statement cannot be used.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance (“SFAS No. 133”), the conversion feature and prepayment feature are considered derivative instruments and are required by SFAS No. 133, to the extent not already free standing contracts, to be bifurcated from the debt instrument and accounted for separately. In addition, the warrant is accounted for as a liability due to existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion feature, the prepayment feature, and the warrants, which were valued at $1.1 million, $55,000, and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives are directly affected by the change in the market of the Company’s common stock. As of September 30, 2005, the derivative liabilities had a fair value of $713,000, $56,000, and $923,000, for the conversion feature, the prepayment feature, and the warrants, respectively. The aggregate liability of $1.7 million is included in other long-term liabilities on the consolidated balance sheet as of September 30, 2005. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a $663,000 benefit in the period ended September 30, 2005, in the accompanying consolidated financial statements.

Other than to the Notes as noted above, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 3% at September 30, 2005. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchanges Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, but as of November 1, 2005, the Court had not yet ruled on the motion.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our 2005 Annual Meeting of Shareholders on August 5, 2005.

(b)	Pursuant to Instruction 3 to Part II, Item 4 of Form 10-Q, no response is required.

(c)	The matter voted upon at the annual meeting, and the results of the vote on such matter, is set forth below.

(1)	Election of Directors. The results of the vote tabulated at the meeting for the following three director nominees were as follows:

	Number of Shares
	Voted in Favor	Withheld
Nathanael V. Lentz	29,866,391	150,012
Vincent J. Milano	29,823,105	193,298
John N. Nickolas	29,818,049	198,354

(d)	Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Purchase Agreement dated as of July 22, 2005, by and among Verticalnet, Inc., Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited. (1)

4.1	Registration Rights and Lock Up Agreement dated as of July 22, 2005, by and among Verticalnet, Inc., Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited. (2)

4.2	Form of Senior Secured Convertible Promissory Note. (3)

4.3	Form of Amendment No. 1 to Senior Secured Convertible Promissory Note dated as of August 31, 2005. (4)

4.4	Form of Warrant. (5)

10.1	Note and Warrant Purchase Agreement dated as of August 16, 2005 by and among Verticalnet and each of the Investors named therein (6)

10.2	Amendment No. 1 to Note and Warrant Purchase Agreement dated as of August 31, 2005 among Verticalnet, Inc. and the purchasers thereto. (7)

10.3	Registration Rights Agreement dated as of August 16, 2005 by and among Verticalnet and each of the Investors named therein. (8)

10.4	Security Agreement dated as of August 16, 2005 by and among Verticalnet and each of the Investors named therein. (9)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a)Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section1350.†

*	Filed herewith.

†	Furnished herewith.

(1)	Filed as Exhibit 2.1 to the registrant’s report on Form 8-K filed July 26, 2005.

(2)	Filed as Exhibit 4.1 to the registrant’s report on Form 8-K filed July 26, 2005.

(3)	Filed as Exhibit 4.1 to the registrant’s report on Form 8-K filed August 18, 2005.

(4)	Filed as Exhibit 4.1 to the registrant’s report on Form 8-K filed September 7, 2005.

(5)	Filed as Exhibit 4.2 to the registrant’s report on Form 8-K filed August 18, 2005.

(6)	Filed as Exhibit 10.1 to the registrant’s report on Form 8-K filed August 18, 2005.

(7)	Filed as Exhibit 10.1 to the registrant’s report on Form 8-K filed September 7, 2005.

(8)	Filed as Exhibit 10.2 to the registrant’s report on Form 8-K filed August 18, 2005.

(9)	Filed as Exhibit 10.3 to the registrant’s report on Form 8-K filed August 18, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Malvern, Pennsylvania, on November 14, 2005.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer