Form 10-K
period 2005-12-31
VERTICALNET INC
filed 2006-03-31
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $27,925,568. Such aggregate market value was computed by reference to the closing sale price per share of $ 0.70 as reported on The Nasdaq Capital Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the registrant. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 51,508,660 (includes 668,803 shares subject to an escrow agreement in connection with a recent acquisition).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2006 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq Capital Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in Item 1A of this report entitled “Risk Factors.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

ii

VERTICALNET, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Item 1. Business

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” the “registrant,” “we,” “us,” or through similar expressions.

We are a provider of On-Demand Supply Management solutions to companies ranging in size from mid-market to the Global 2000. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management. Our solutions provide our clients with the visibility, insight and control required to identify, realize, and sustain value from supply management initiatives.

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union Limited (“Digital Union”), a leading provider of eSourcing and eProcurement software based in the United Kingdom, and as a result we expect to see an increase in the proportion of our revenues from software and software related revenues. We also anticipate seeing an increase in the proportion of our software revenue coming from our subscription-based on-demand offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview” for a discussion of the significant changes in our business in 2005.

Competitive Advantage

We believe our solutions are differentiated by the breadth of our Supply Management offering, our “on-demand” delivery model, the depth of our consulting and services expertise and our category specific strategic advanced sourcing solutions.

Supply Management Suite—We believe that we offer a complete suite of supply management solutions to help our customers to automate the full lifecycle of the strategic sourcing process—from opportunity identification, through supplier negotiation, contract management, performance management, and compliance measurement.

On-Demand—We believe that we deliver the broadest suite of supply management solutions “on-demand.” Verticalnet On-Demand enables companies to achieve and sustain lower total cost of ownership by enabling them to access Verticalnet XE applications over the Internet with no software installation required. We believe that Verticalnet On-Demand significantly reduces the risk associated with implementing a strategic supply management solution as well as delivers the fastest results with the lowest total cost of ownership. With Verticalnet On-Demand, there is no software to install, maintain, and support and no prohibitive up-front costs. Verticalnet manages all of the infrastructure management and support services, including buyer and supplier enablement.

Services—We offer a services approach across all of our solutions for companies that are looking for business process improvement or assistance with complex data problems. Our services teams have focused skill sets and experience which enable them to address highly complex client sourcing needs. We believe our service capabilities are an advantage versus most of our software-focused competitors.

Category Solutions—We believe that Verticalnet’s category-specific Strategic Sourcing solutions are unique amongst other supply management competitors. Category Solutions, a combination of technology and consulting services, are tailored towards specific categories, such as transportation, packaging, industrial maintenance, repair, and operations (“MRO”), and commercial printing. We believe that this offering provides significant differentiation versus our traditional competitors and often provides a solution to sell to companies that may have already purchased software from a competitor.

Our Solutions

Our solutions consist of a tailored mix of software, services, and process expertise designed to meet the specific needs of our customers. Supply Management encompasses the lifecycle of strategic sourcing and procurement. Our Verticalnet XE suite of software solutions consist of five modules: Program Manager, Spend Manager, Negotiation Manager, Contract Manager, and Performance Manager. Our software is licensed by module, with our customers selecting the modules that are appropriate for their business. Additionally we offer technology enabled, category-specific Strategic Sourcing services, as well as on-demand services.

Software

Verticalnet delivers an end-to-end on-demand supply management suite that enables sourcing and procurement organizations to balance price, performance, and risk to achieve a lower total cost of ownership. The following five modules that comprise our Verticalnet XE suite of software solutions are available on-demand as well as in an independent or integrated offering.

•	Verticalnet Program Manager facilitates the rollout of re-usable program and process management to ensure that strategic sourcing processes are applied across the supply management lifecycle.

•	Verticalnet Spend Manager provides a fast, intelligent, repeatable, and straightforward solution to analyze spending patterns to monitor compliance and identify sourcing opportunities.

•	Verticalnet Negotiation Manager offers comprehensive solutions for creating, collaborating, publishing, negotiating, and analyzing auctions, requests for proposal and/or requests for quote.

•	Verticalnet Contract Manager provides the tracking, management, and negotiation capabilities necessary to negotiate and provide enterprise-wide access to contracts.

•	Verticalnet Performance Manager provides effective management of performance and compliance, and then the ability to immediately remedy problem areas.

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

Consulting

Verticalnet’s consulting organization has completed hundreds of supply management consulting engagements with Global 2000 enterprises and mid-market companies. Our consultants have particular expertise at managing large volumes of customer data to perform spending analysis and complete strategic sourcing engagements for large, complex purchasing categories such as packaging, transportation, maintenance, repair and operational, services, and printed materials.

Our consultants have also performed many supply chain optimization consulting engagements for large clients. Our consulting organization consists of 34 consultants based out of our Guildford (UK), New York, Chicago, and Malvern offices. Our consulting personnel possess both real world experience and strong academic backgrounds in the fields of engineering, operations research, and computer science which enable them to deliver rigorous data-driven approaches for solving complex sourcing problems.

Our consultants also help customers plan, implement, and manage our software products so that they achieve their business objectives. At the heart of our implementation services are straightforward methodologies and tools that make software implementations smooth and efficient. Our methodology approaches implementation in well-defined, manageable phases—rolling out categories, suppliers, and customers over discrete intervals and targets the first customer “go-live” generally in less than 90 days.

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

Customers

We have two customers, Premier, Inc. and A.T. Kearney, which combined represent over 42% of our total revenue for the year ended December 31, 2005. The termination or material reduction of our relationship by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

Sales and Marketing

Our direct sales organization focuses on selling supply management solutions to large companies, typically with over $1 billion in revenues as well as mid-market companies with revenues from $250 million to $1 billion. We typically target companies in manufacturing, consumer products, pharmaceuticals, and retail where supply management is a critical driver of corporate profitability. Our sales team members have deep experience in either enterprise software sales or in solution-based sales. Our direct sales force is teamed with pre-sales consultants that work with prospects to select the proper solution to meet customer requirements and deliver the greatest value. Account executives are split into two organizations, one focused on new account sales and the other focused on uncovering new business opportunities with existing customers.

We also use selective indirect sales channels, such as third-party alliances, to market our solutions, and to increase the market penetration of our solutions through joint marketing and sales activities. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

We support our sales activities by conducting a variety of marketing programs and participating in industry conferences. We maintain relationships with recognized industry analysts including Gartner, AMR Research, and the Aberdeen Group. These firms advise our target client base, as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs including telesales, web seminars, advertising, direct mail, email marketing, public relations, ongoing client communication programs, and several Verticalnet-moderated conferences and seminars.

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

Research and Development

We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our supply management capabilities. Our internal research and development team has developed most of our current products. In addition, we have obtained underlying technologies through acquisitions. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address the critical supply chain needs of today’s businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 1, 2006, our research and development staff consisted of 28 employees.

In August 2003, we entered into an agreement with Symphony Service Corp., a U.S. based company, to provide software development services at a global development center in Bangalore, India. As of March 1, 2006, there were 29 software developers providing development expertise under this agreement.

Competition

The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain, as well as the enterprise as a whole. More specifically, we compete with:

•	Large enterprise resource planning (“ERP”) software vendors, including Oracle and SAP, who have added or are attempting to add capabilities for strategic sourcing to their products;

•	e-Sourcing solution providers, such as Ariba, Emptoris, Frictionless Commerce, Ketera Technologies, Perfect Commerce, Procuri, and a number of privately-held solution providers, and

•	Internal efforts by corporate information technology departments or procurement organizations.

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

Many of our current and potential competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of these vendors have and may continue to introduce spend management modules that are included as part of broader enterprise applications at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to successfully compete against our current and future competitors.

Employees

As of March 1, 2006, we had 136 employees. We consider our relationship with our employees to be good. None of our employees are covered by collective bargaining agreements.

Website Disclosures

We maintain a website at www.verticalnet.com and make available free of charge on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The material on our website is not part of this report.

International Operations

We currently have operations in four countries. All of our international operations are conducted through wholly-owned subsidiaries. We develop products primarily in the United States of America, the United Kingdom, and India and market our products primarily in the United States and Europe. For the years ended December 31, 2005 and 2004, approximately 13% and 6%, respectively, of our total revenues were earned in currencies other than the U.S. dollar. During the year ended December 31, 2003, all revenues were earned in U.S. dollars. Also see Note 17 to the consolidated financial statements for financial information about our geographic areas.

Item 1A. Risk Factors

We may require additional capital for our operations and obligations.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least March 31, 2007, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of December 31, 2005, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For 2005, two customers accounted for $8.7 million or 42.0% of our total revenues. For 2004, these same two customers accounted for $11.2 million or 48.9% of our total revenues. A termination or material reduction of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of December 31, 2005, these two customers accounted for $1.6 million or 30.6% of our accounts receivable balance, of which $1.4 million of the outstanding receivable has been collected as of March 1, 2006. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.

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

On October 26, 2005, we received a second notice from Nasdaq stating that the Staff had determined that we had not regained compliance with the Rule, although we met all of the Nasdaq Capital Market initial listing criteria, except for the bid price requirement. Because we met the initial listing criteria, the Staff notified us that we had been granted an additional 180 calendar days compliance period, or until April 24, 2006, to regain compliance with the minimum bid price rule. The notice states that the Staff will provide written notification that we have achieved compliance with the Rule if at any time before April 24, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the notice also states that the Staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances. If we fail to regain compliance by April 24, 2006, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to de-list our securities to a Listing Qualifications Panel.

We expect to regain compliance with Nasdaq’s listing qualifications for continued listing of our stock. As of March 30, 2006 we met all qualitative and, except for the minimum bid requirement, all quantitative standards for initial and continuing listing of our stock on the Nasdaq Capital Market. On March 24, 2006, we filed a Preliminary Proxy Statement on Schedule 14A with the SEC in connection with our 2006 annual meeting of shareholders (the “Preliminary Proxy Statement”) which is scheduled to be held on May 19, 2006. One of the proposals set forth in the Preliminary Proxy Statement is to obtain approval from our shareholders to authorize our board of directors to affect a reverse split of our outstanding common stock at an exchange ratio of no less than 1-for-3 and no more than 1-for-7 (the “Stock Split”). If we put the Stock Split proposal to a vote of our shareholders, no assurance can be given that our shareholders will approve the proposal or that if approved, our board of directors will affect the Stock Split.

If the Stock Split is completed, we expect to satisfy the $1.00 per share minimum bid requirement for continued listing under the Rule. However, there can be no assurance that we will be able to meet all qualitative and quantitative listing qualifications in the future. In the event we do not meet such listing qualifications, our common stock could be subject to delisting from the Nasdaq Capital Market. Please see the Preliminary Proxy Statement for more information on the Stock Split proposal.

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

If our software or the third-party software we use to support and enable our applications is subject to intrusion or corruption by third parties, our applications could become unstable or unavailable to our customers.

We use third-party software to support or enable our applications which may be subject to intrusion or corruption by third parties, which may render our on-demand applications unstable or unavailable to our customers.

While we are not aware of any such intrusion, if an actual or perceived intrusion or corruption of third-party software which we use to support or enable our applications occurs, and our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers.

If our on-demand application model is not widely accepted, our operating results will be harmed.

We expect to derive an increasing portion of our software revenues from subscriptions to our on-demand applications. As a result, widespread acceptance of our on-demand supply management applications is critical to our future success. Factors that may affect market acceptance of our on-demand applications include:

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

We will recognize revenue from customers with hosted term-based licenses over the term of their agreements, which are typically 12 to 24 months, although terms can range from one to 36 months. As a result, a portion of the revenue we report in each quarter will be from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our on-demand application model will also make it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable agreement term.

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

A failure to adequately expand our direct sales force may impede our growth.

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

Should we be unable to satisfy our interest and principal payment obligations under our convertible notes through the use of shares of our common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or limit our operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located in Malvern, Pennsylvania. We maintain other locations throughout the United States and in Europe. The locations of these facilities and their respective size and lease status are as follows:

Location	Type of Facility		Size (in sq/ft)	Ownership Status	Lease Expiration Date
Malvern, Pennsylvania	Headquarters		7,947	Leased	November 2010
Endicott, New York	Development		7,700	Leased	November 2008
Washington, D.C.	Office	(a)	3,200	Leased	March 2006
New York, New York	Office		6,900	Leased	December 2010
Chicago, Illinois	Office		8,300	Leased	February 2007
Rockville, Maryland	Office		10,582	Leased	August 2008
San Jose, California	Office	(b)	4,700	Leased	January 2007
Guildford, Surrey, United Kingdom	Office	(c)	4,607	Leased	October 2007

(a)	We are currently subleasing this property to an unrelated third party for $9,400 per month. The lease expired in March 2006.
(b)	We are currently subleasing this property to an unrelated third party for $7,563 per month through January 2007.
(c)	Acquired as part of the Digital Union acquisition on July 22, 2005. See Note 3 to the consolidated financial statements regarding this event.

Item 3. Legal Proceedings

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement and scheduled a final “fairness” hearing on the settlement for April 2006.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, and in January 2006 the Court granted the motion in large part, but denied it in part. The Court dismissed the complaint as to the individual defendants, but did not dismiss the complaint with respect to certain claims against Verticalnet.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement. CombineNet, which did not specify any amount of damages in its complaint, alleges that prior to the Company’s January 2004 acquisition of Tigris Corp., CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company has denied that it has misappropriated or misused any alleged trade secrets of CombineNet and contends that it has not acted improperly. On August 4, 2005, the court denied CombineNet’s motion for a special injunction. Since September 14, 2005, this matter has been pending through an alternative dispute resolution procedure before an independent expert selected by the parties. On February 16, 2006, the expert issued a preliminary report, which included findings that were in favor of, as well as adverse to, the Company. On March 2, 2006, the Company requested that the expert reconsider those preliminary findings that were adverse to the Company. The expert has not yet rendered a final decision in this matter.

If the expert ultimately renders a final decision that is adverse to the Company, then under the parties’ alternative dispute resolution procedure, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. We do not believe an adverse ruling would have a material adverse effect upon our financial condition or operations results.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “VERT.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported by NASDAQ:

	High	Low
Fiscal Year 2005:
First Quarter	$1.60	$0.84
Second Quarter	0.96	0.63
Third Quarter	0.81	0.56
Fourth Quarter	0.70	0.37

Fiscal Year 2004:
First Quarter	$3.38	$1.16
Second Quarter	2.34	1.42
Third Quarter	1.51	1.06
Fourth Quarter	1.86	1.13

At March 1, 2006, we had 572 shareholders of record, which excludes shareholders whose shares are held in nominee or “street” name by brokers.

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

On August 16, 2005, we issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million to various independent institutional investors. Pursuant to the terms of the Note and Warrant Purchase Agreement we entered into in connection with the sale of the notes, we cannot issue dividends on our common stock without the prior approval of the holders of a majority of the then principal amount of the notes.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Item 8 of this report), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).

	Year Ended December 31,
Consolidated Statement of Operations Data:	2005	2004	2003	2002	2001
(in thousands, except per share data)
Revenues	$20,650	$22,925	$9,633	$43,724	$36,119
Loss from continuing operations (a)	(13,720)	(9,720)	(11,015)	(30,859)	(670,197)
Basic income (loss) per common share from continuing operations	$(0.31)	$(0.33)	$(0.70)	$5.52	$(69.92)
Diluted loss per common share from continuing operations (b)	$(0.31)	$(0.33)	$(0.70)	$(2.56)	$(69.92)

(a)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and ceased amortization of goodwill.
(b)	Diluted loss per common share for the year ended December 31, 2002 excludes preferred stock dividends and the impact from the redemption of our preferred stock, which resulted in basic income per share from continuing operations.

	As of December 31,
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
(in thousands)
Total assets	$36,044	$40,345	$9,123	$18,453	$125,631
Long-term debt, excluding current portion	2,041	42	—	7,293	22,255
Convertible redeemable preferred stock	—	—	—	—	102,180
Total shareholders’ equity (deficit)	22,396	31,888	4,421	1,642	(91,339)

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

Company Overview

We are a provider of On-Demand Supply Management solutions to companies ranging in size from mid-market to the Global 2000. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management. Our solutions provide our clients with the visibility, insight and control required to identify, realize, and sustain value from supply management initiatives.

Our software customers license our software pursuant to either a perpetual license or a time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and Application Service Provider (“ASP”) hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support, and training. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris, we also generate revenues from spend analysis and other supply chain consulting services and, as a result of the July 2004 acquisition of B2eMarkets, we have seen an increase in the amount of our revenue from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union, and as a result we expect to see a continued increase in the proportion of our revenues from software and software related revenues.

Recent Developments

On August 16, 2005, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Notes”) to various independent institutional investors (the “Investors”). The Notes are secured by a security interest in all the assets of the Company, subject to existing liens and are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share, subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends, or splits, and distributions of equity, debt, or assets (see Note 7 to the consolidated financial statements).

On December 16, 2005, Verticalnet entered into a Settlement Agreement and Mutual Release to settle certain claims for indemnification made by Verticalnet arising from the acquisition of B2eMarkets. As a result, the former B2eMarkets shareholders forfeited, surrendered and released all rights to 702,927 shares that were held in escrow (see Note 3 to the consolidated financial statements).

Acquisitions

Digital Union Limited

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement and acquired all of the outstanding capital stock of Digital Union, a private limited company registered in England. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued to Digital Union’s former shareholders an aggregate of 4,458,690 shares of Verticalnet common stock. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. Digital Union’s results have been included in the Company’s results since July 23, 2005. The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services (see Note 3 to the consolidated financial statements).

Critical Accounting Policies and Estimates

Accounting policies, methods, and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our financial statements as described in Note 1 to the consolidated financial statements, areas that are particularly significant include revenue recognition policies including estimates used for the percentage-of-completion on revenue contracts, the assessment of the recoverability of long-lived assets, and the recording of accruals for contingencies, including tax contingencies. Management has reviewed these critical accounting policies and estimates with the audit committee.

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

Arrangements that include professional services sold with hosted term-based licenses and support offerings are evaluated under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. To the extent the professional services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements, the consideration from the arrangement is allocated among the separate elements based upon their relative fair values and professional services revenues are recognized as the services are rendered. Hosted term-based licenses, as well as any professional services that do not meet the above criteria, are recognized ratably over the term of the agreement.

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

Derivative Liabilities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance, the conversion and prepayment feature of the Notes are considered derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately. In addition, the warrants issued with the Notes are accounted for as a liability due to the existence of certain provisions in the instruments. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives are directly affected by the change in the market value of the Company’s common stock. In addition, significant judgment is required in the development of the assumptions used in the valuation models, including assumptions regarding the future volatility of the Company’s common stock and the probability of certain events related to the notes occurring or not occurring in the future. As of December 31, 2005, the derivative liabilities had a fair value of $481,000 and $840,000, for the conversion and prepayment feature and the warrants, respectively.

Contingencies

The Company is involved in various claims and legal proceedings (see Note 9 to the consolidated financial statements). The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as the assessments change or additional information becomes available. In addition, significant judgment is required in evaluating the Company’s tax positions. The Company establishes reserves for tax contingencies when certain tax related positions are likely to be challenged and may not succeed and would require a payment to the tax authority (see Note 13 to the consolidated financial statements). The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Although it is not possible to predict with certainty the outcome of these matters or the ultimate costs, management does not believe that there are any probable expenditures that may be incurred in excess of the liabilities accrued. Management also does not believe that these expenditures would result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year; however, should circumstances change due to new developments related to these matters, changes in our estimates may need to be made and recorded amounts and costs may be material.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	2005	2004	2003
Revenues:
Software and software related	33.2%	18.5%	19.0%
Services	66.8%	81.5%	81.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	13.7%	8.1%	6.6%
Cost of services	36.1%	37.1%	16.8%
Amortization of acquired technology and customer contracts	4.9%	6.7%	9.3%

Total cost of revenues	54.8%	52.0%	32.7%

Gross profit	45.2%	48.0%	67.3%

Operating expenses:
Research and development	32.7%	25.4%	42.3%
Sales and marketing	37.0%	26.4%	24.4%
General and administrative	29.0%	24.2%	46.8%
Restructuring charges (reversals)	2.1%	—	(5.0)%
Stock-based compensation	4.4%	7.1%	5.6%
Amortization of other intangible assets	6.5%	4.9%	—

Total operating expenses	111.7%	88.0%	114.0%

Operating loss	(66.5)%	(40.0)%	(46.7)%

Interest and other (income) expense, net	—	2.4%	67.6%

Net loss	(66.4)%	(42.4)%	(114.3)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	December 31,
	2005			2004
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	47	5	52	64	—	64
Research and development	31	29	60	38	41	79
Sales and marketing	32	—	32	30	—	30
General and administrative	24	—	24	22	—	22

Total	134	34	168	154	41	195

Revenues

	Year ended December 31,			2005 vs 2004 Difference		2004 vs 2003 Difference
(in thousands)	2005	2004	2003	$	%	$	%
Software and software related	$6,856	$4,236	$1,832	$2,620	61.9%	$2,404	131.2%
Services	13,794	18,689	7,801	(4,895)	26.2	10,888	139.6

Total revenues	$20,650	$22,925	$9,633	$(2,275)	(9.9)%	$13,292	138.0%

Revenue Concentration

As of and for the years ended December 31, 2005, 2004, and 2003, revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004			2003
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,009	$5,230	25.3%	$934	$4,830	21.1%	$—	$—	—%
B	581	3,453	16.7	640	6,382	27.8	1,405	6,168	64.0
C	81	260	1.3	246	1,144	5.0	315	1,204	12.5

Total	$1,671	$8,943	43.3%	$1,820	$12,356	53.9%	$1,720	$7,372	76.5%

(a)	Represents both billed and unbilled amounts

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. For our on-demand hosted term-based licensed solutions, the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term-based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a specified percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees revenue is recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized.

The increase in software and software related revenues was primarily a result of the B2eMarkets acquisition that occurred in July 2004.

During 2005, the Company made progress in signing additional software and software related agreements. In 2005, the Company entered into 37 new software and software related agreements with customers for a total value of $4.8 million compared to 12 new software and software related agreements for a total value of $1.7 million in 2004. The majority of this growth occurred in the third and fourth quarters of 2005 and we expect that the growth in software contracts will continue in 2006. However, as discussed above, under applicable accounting guidance we recognize the software revenues from term-based licenses ratably over the term of the contract and therefore, it is not reflected in its entirety in revenue during 2005.

As presented in the table above, the decrease in total revenues for 2005 compared to 2004 was primarily due to higher then normal service revenues generated from Customer B during 2004. During 2005, Customer B accounted for $3.5 million or 17% of our total revenues, as compared to 2004 when the same customer accounted for approximately $6.4 million or 28% of our total revenues. The revenues generated by Customer B decreased by approximately $2.9 million during 2005, as compared to 2004. Since 2002 this customer has been one of our largest customers, however, due to where we are in the lifecycle in the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. In contrast, Customer A continues to provide additional streams of revenue and represented 25.3% of our 2005 revenue. The revenue from Customer A in 2005 represents the highest level we have achieved with this customer during our relationship, however we currently expect to see lower revenues in 2006. Revenues generated from Customer A have historically varied significantly by quarter.

In addition, during 2005 we implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

The increase in total revenues of $13.3 million in 2004, as compared to 2003, is primarily due to the Tigris acquisition which occurred on January 30, 2004 and the B2eMarkets acquisition, which occurred on July 19, 2004, as well as growth in Verticalnet’s historical business.

During 2004, Customer B accounted for $6.4 million or 28% of our total revenue, as compared to 2003 when the same customer accounted for approximately $6.2 million or 64% of our total revenue. We reduced our customer concentration during 2004 by growing revenues from all other customers by 377%, while maintaining the same comparable level of revenues from our top customer in 2004 as we had in 2003. In addition, we lowered the revenue concentration from Customer B as a result of organic customer growth and the acquisition of Tigris and B2eMarkets. During 2004, we reduced our revenue concentration from our two largest customers from 64% in the first quarter to 30% in the fourth quarter of 2004. At the end of 2004, we had 65 active customers as compared to eight as of December 31, 2003.

Cost of Revenues

	Year ended December 31,			2005 vs 2004 Difference		2004 vs 2003 Difference
(in thousands)	2005	2004	2003	$	%	$	%
Cost of software and software related	$2,824	$1,867	$632	$957	51.3%	$1,235	195.4%
Cost of services	7,463	8,503	1,615	(1,040)	(12.2)%	6,888	426.5%
Amortization of acquired technology and customer contracts	1,019	1,532	900	(513)	(33.5)%	632	70.2%

Total cost of revenues	$11,306	$11,902	$3,147	$(596)	(5.0)%	$8,755	278.2%

The year 2005 was a transitional year for us as we continued to integrate B2eMarkets and Tigris, both of which were acquired in 2004, as well as Digital Union, which we acquired in July 2005. During 2005, the Company continued to integrate each key function of the acquired entities, including their software products. As a result of our continuing integration efforts, we have been able to remove significant costs, specifically headcount related costs from our cost structure. During 2006 we will continue to look for ways to remove costs from our ongoing operations. We expect that our cost of revenues and operating costs will be at lower levels in 2006 compared to where they were during 2005.

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

The increase in software and software related costs in 2005 as compared to 2004, was primarily related to the acquisitions of Digital Union, Tigris, and B2eMarkets, which accounted for an increase of approximately $22,000, $192,000 and $1.1 million, respectively. These increases were offset during 2005 by decreases in Verticalnet’s historical headcount related costs, hosting and general consulting of $324,000, $101,000 and $42,000, respectively. These cost reductions were offset by increases in other related costs of $109,000 as compared to the same period in 2004.

The increase in software and software related costs of $1.2 million during 2004 was primarily related to the acquisition of B2eMarkets, which accounted for an increase of approximately $1.1 million for the year ended December 31, 2004. For 2004, facilities, hosting and other related costs increased by $207,000 and were offset by a decrease in salary costs of $72,000.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs. The decrease in service related costs that resulted from the decline in service revenues was partially offset by the impact of the Tigris, B2eMarkets, and Digital Union acquisitions that occurred in January 2004, July 2004, and July 2005, respectively. The addition of the Tigris, B2eMarkets, and Digital Union businesses represented an increase in costs of $167,000, $490,000, and $16,000 in 2005, respectively, as compared to 2004. During 2005, historical Verticalnet headcount, third party consulting, billable reimbursed expenses, travel and entertainment, and other related costs decreased by $768,000, $566,000, $280,000, $73,000 and $135,000, respectively, as compared to the same period in 2004. These declines were partially offset by an increase in infrastructure cost of $109,000.

The increase in cost of services in 2004 was primarily due to the Tigris and B2eMarkets acquisitions that occurred in 2004. The addition of the Tigris and B2eMarkets businesses represented $6.7 million and $239,000 of the increase for 2004, respectively. Historical Verticalnet headcount related costs increased by $2.0 million for 2004. These increases were partially offset by decreases in third party consulting of $826,000, which was due to a decrease in our need to staff projects with outside expertise, and $1.3 million in travel and facilities and other related costs for 2004.

Amortization of Acquired Technology and Customer Contracts

During 2005, amortization of acquired technology and customer contracts decreased due to the completion of the amortization of intangible assets resulting from prior acquisitions.

Amortization of acquired technology and customer contracts increased in 2004 as a result of the Tigris and B2eMarkets acquisitions that occurred in January and July 2004, respectively.

Operating Expenses

	Year ended December 31,			2005 vs 2004 Difference		2004 vs 2003 Difference
(in thousands)	2005	2004	2003	$	%	$	%
Research and development	$6,745	$5,822	$4,071	$923	15.9%	$1,751	43.0%
Sales and marketing	7,648	6,054	2,347	1,594	26.3	3,707	157.9
General and administrative	5,985	5,558	4,505	427	7.7	1,053	23.4
Restructuring charges (reversals)	441	—	(480)	441	n/a	480	(100.0)
Stock-based compensation	910	1,636	538	(726)	(44.4)	1,098	204.1
Amortization of other intangible assets	1,343	1,115	—	228	20.4	1,115	n/a

Total operating expenses	$23,072	$20,185	$10,981	$2,887	14.3%	$9,204	83.8%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs. During 2005, the increase in research and development costs was primarily due to the presence of a full year of the B2eMarkets business, which represented approximately $1.4 million of the increase, and the addition of Digital Union, which represented an increase of approximately $370,000. The Company continues to leverage its offshore resources by expanding its use of offshore software development and customer support. These costs represented $172,000 of the increase, however, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a larger increase in headcount related costs. These increases were partially offset by a decrease in the Company’s headcount related costs which decreased by $794,000. In addition, third-party consulting (other then offshore development), infrastructure and other related costs decreased $185,000 in 2005. During 2005, the Company took many steps to lower its overall cost structure, including the reduction of personnel. We expect to see the impact of these cost reductions during 2006.

During 2004, the increase in research and development costs was primarily the result of the addition of B2eMarkets, which represents $1.2 million of the increase. The Company’s offshore development initiative started during the third quarter of 2003, whereby a significant portion of our product development operations were shifted to India. Although offshore development costs represented $892,000 of the increase in research and development costs for 2004, as compared to the same period in 2003, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a much larger increase in headcount related costs. In addition, third-party consulting (other then offshore development), infrastructure and other related costs increased $301,000 for 2004. These costs were offset by a decrease in headcount related costs of $690,000 for 2004, as compared to the same period in 2003.

As of December 31, 2005, the Company had a total of 60 people dedicated to development, which includes 29 dedicated offshore developers, compared to a total development headcount of 79, including 41 dedicated offshore developers as of December 31, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.

The increase in sales and marketing expenses for 2005 as compared to 2004 was primarily a result of the Tigris, B2eMarkets, and Digital Union acquisitions, which accounted for $279,000, $724,000 and $313,000 of the increase, respectively.

Headcount related costs and direct marketing expenses, such as advertising, public relations, and trade shows, increased by $191,000 and $243,000, respectively, as a result of additional headcount and the ramping up of the Company’s marketing campaigns. These costs were partially offset by a decrease in general consulting and other sales and marketing costs of $149,000 and $7,000, respectively, as compared to the same periods in 2004.

Sales and marketing expenses increased $3.7 million in 2004 compared to 2003. The increase in sales and marketing expenses was primarily a result of the Tigris and B2eMarkets acquisitions, which represented $2.4 million and $713,000 of the increase for 2004 as compared to 2003, respectively. Headcount related costs and marketing related costs increased by $22,000 and $570,000, respectively for 2004 as compared to 2003.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees.

Historical Verticalnet general and administrative expenses for the year ended December 31, 2005 decreased compared to the same period in 2004, but were offset by increases due to the Tigris, B2eMarkets, and Digital Union acquisitions, which represented $47,000, $427,000, and $127,000 of the increase, respectively.

For 2005, the increases resulting from the Tigris, B2eMarkets, and Digital Union acquisitions were offset by decreases in historical Verticalnet expenses related to headcount related cost and insurance of approximately $229,000 and $88,000, respectively. In addition, general sales and use tax expenses increased by $203,000 in 2005 as compared to 2004 due to a larger reversal of tax accruals in 2004. Excluding the reversals, general sales and use taxes would have increased by $18,000.

Verticalnet’s historical general and administrative expenses were impacted in 2005 by litigation charges stemming from a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. Verticalnet believes that these claims are untrue and is actively defending against this suit. As a result of this and other litigation expenses (see Note 9 to the consolidated financial statements), professional fees for 2005 increased by $141,000 over the same period in 2004. These increases were offset by decreases in historical Verticalnet infrastructure costs, travel and entertainment, general consulting and other related costs of $201,000 in 2005, compared to 2004. The decreases are a result of the Company’s continuing commitment to control its costs.

General and administrative expenses for 2004 increased compared to 2003 primarily due to the Tigris and B2eMarkets acquisitions, which represented $703,000 and $174,000 of the increase, respectively, and the reversal of accruals in 2003 relating to the termination of certain capital and operating leases of approximately $653,000. These costs were partially offset by a decrease in other general and administrative expenses, including professional services, insurance, and other related costs of approximately $133,000, and a decrease of approximately $159,000 in office equipment leasing costs, which was a result of the renegotiation of our lease liabilities during 2003. In addition, the Company’s results were positively impacted by a reversal of $185,000 of accrued general sales and use tax liabilities which were determined to be no longer necessary for an entity that had been dissolved by the Company in a prior year.

Restructuring Charges (Reversals)

During 2005, we recorded $441,000 in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

During 2004, there was no restructuring or asset impairment charges (reversals) recorded. During 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco, which was the subject of a lawsuit. The Company paid $480,000 to Silicon Valley Bank and Silicon Valley Bank released the Company and our subsidiaries from further claims. As a result, the restructuring accrual was adjusted, to reflect the agreed upon settlement.

Stock-based Compensation

We recognize deferred stock-based compensation associated with stock options granted to employees at prices below market value on the date of grant, stock options issued to certain employees in conjunction with the consummation of our acquisitions and the issuance of restricted shares of common stock to certain senior executives, officers, and employees. These amounts are included as a component of shareholders’ equity and are charged to operations over the vesting period of the options or the lapse of restrictions for the restricted stock, consistent with the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense is presented as a separate line item in the consolidated statement of operations, net of the effects of reversals related to terminated employees for cancellation of unvested equity instruments previously amortized to expense under APB Opinion No. 25.

For the years ended December 31, 2005, 2004, and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various operating expense categories as follows (in thousands):

	2005	2004	2003
Cost of revenues	$159	$524	$103
Research and development	45	263	60
Sales and marketing	325	328	53
General and administrative	381	521	322

Total	$910	$1,636	$538

The decrease in stock-based compensation expense for 2005 as compared to 2004 was a result of the full amortization during 2004 of discounted stock options granted under the Company’s 2003 bonus plan, which awarded discounted stock options to the Company’s employees in lieu of cash compensation.

The increase in stock-based compensation expense for 2004 as compared to 2003 was a result of the continued amortization of costs related to the options granted under the Company’s 2003 bonus plan, as well as the amortization of restricted stock units awarded to Tigris employees.

Amortization of Other Intangible Assets

The increase in amortization of other intangible assets during 2005 as compared to 2004 was a result of a full year of amortization of other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, and the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

The increase in amortization of other intangible assets in 2004 was due to the amortization of intangible assets resulting from the Tigris and B2eMarkets acquisitions.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net were comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest expense, net	$984	$314	$1,046
Change in fair value of derivative liabilities	(1,003)	281	—
Realized loss on investments	364	35	51,019
Gain on B2eMarkets settlement	(330)	—	—
Transaction (gains) loss	(5)	1	(120)
Realized gain on forward sale	—	—	(51,132)
Inducement charges	—	—	5,707
Other income, net	(18)	(73)	—

Interest and other (income) expense, net	$(8)	$558	$6,520

As a result of certain features contained in our $6.6 million principal amount senior convertible promissory notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $1.3 million and are recorded on the balance sheet as of December 31, 2005. For each subsequent quarter, we will be required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During 2005, we recorded a non-cash benefit of approximately $1.0 million. At the time of the issuance of the senior convertible promissory notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be accreted over the life of the notes and recorded as additional interest expense. During 2005, we recorded $708,000 as additional interest expense related to this accretion.

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

In December 2005, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle certain claims for indemnification made by us arising from the acquisition of B2eMarkets. In connection with the acquisition, 702,927 shares of our common stock were held in escrow as security for indemnification claims. Under the Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered, and released all rights to the 702,927 shares that were held in escrow and as a result, the shares of our common stock were released from escrow and returned to us and immediately retired. In addition, pursuant to the Settlement Agreement, the Company and the B2eMarkets shareholders released each other from any claims or liabilities with respect to settled claims. The total value of the common stock ($437,000) was recorded as an adjustment to the cost of the B2eMarkets acquisition through a reduction to goodwill in the amount of $46,000, an offset to costs previously incurred and expensed in the amount of $61,000, and other income of $330,000.

Interest expense decreased significantly in 2004, as compared to 2003, due to the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants, which occurred in the third quarter of 2003. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million, and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible notes in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.

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

In connection with Ariba, Inc.’s (“Ariba”) acquisition of Tradex Technologies, Inc., we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As a result we recognized a gain on the forward sale of $51.1 million and a loss on the investment in Ariba common stock of $51.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements as of and during the years ended December 31:

(in thousands)	2005	2004
Cash and cash equivalents	$4,576	$9,370
Accounts receivable, net	$5,188	$5,902
Working capital	$681	$7,863
Current ratio	1.07	1.96
Total debt, including current portion	$6,000	$113

Cash flow activities:
Net cash used in operating activities	$(8,822)	$(3,953)
Net cash used in investing activities	(1,005)	(5,868)
Net cash provided by financing activities	5,212	14,702

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During 2005, net cash used in operating activities was approximately $8.8 million and was primarily a result of the net loss from operations of $13.7 million and the decrease in accounts payable and accrued expenses of $1.4 million, offset by $4.0 million in non-cash charges, and a decrease of $2.3 million in accounts receivable, prepaid expenses, and other assets. It was further offset by an increase in deferred revenue of $62,000.

As a result of the decrease in revenue generated from Customer B, as well as a full year of costs from the B2eMarkets acquisition and the impact of the Digital Union acquisition in July 2005, we experienced a negative impact on our operating cash flows as compared to 2004. In the long-term, we believe that the addition of Digital Union (see Note 3 to the consolidated financial statements), will help us achieve increased software and software related revenues, deeper channel relationships, reduced customer concentration, and improved visibility in Europe and the United Kingdom. We believe that the short-term increase in cash used in operating activities will be more than offset by the growth opportunities for the combined business. During the fourth quarter of 2005, cash used in operating activities was lower then the third quarter and we expect we will continue to see improvement in 2006. This improvement is a result of two factors. As we discussed earlier, we completed a restructuring program in 2005 to reduce our operating costs. In addition, the growth in deferred revenues, which is a result of our customers paying for their term-based licenses in advance of revenue recognition under these arrangements, resulted in an improvement in our cash flow.

Investing activities

During 2005, net cash used in investing activities was approximately $1.0 million and consisted of cash payments related to the B2eMarkets and Digital Union acquisitions of $748,000 and capital expenditures of $499,000, offset by $242,000 in proceeds from sale of our investment in a privately held company.

Financing activities

During 2005, net cash provided by financing activities was approximately $5.2 million which relates to $6.0 million of net proceeds obtained from the sale of our senior convertible promissory notes and $116,000 in proceeds from the exercise of stock options offset by $855,000 in principal payments on insurance financing and capital lease obligations.

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating needs through at least March 31, 2007. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing.

Our ability to obtain certain types of additional financing, as well as our ability to pay the remaining principal balance of our senior secured convertible promissory notes (see Note 7 in the accompanying consolidated financial statements) in our common stock, thus preserving our cash balances, also depends on the approval by our shareholders of a proposal (i) to approve the issuance of shares of our common stock pursuant to the notes in an aggregate amount exceeding 19.99% of our outstanding shares of common stock, and (ii) to approve a reverse stock split. Those proposals are contained in a Preliminary Proxy Statement being filed by the Company. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

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

Contractual Commitments

The following table outlines future contractual commitments (see Notes 7 and 8 to the consolidated financial statements) as of December 31, 2005:

Expected Cash Payment by Period

(in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total
Senior convertible notes (a)	$4,193	$2,216	$—	$—	$—	$—	$6,409
Operating leases	1,022	706	536	373	365	—	3,002
Capital leases (b)	99	62	21	—	—	—	182
Tenant improvement loan (c)	11	11	7	—	—	—	29
Insurance financing (d)	583	—	—	—	—	—	583
Employment agreements (e)	1,373	52	—	—	—	—	1,425
Other obligations (f)	213	44	9	—	—	—	266

Total	$7,494	$3,091	$573	$373	$365	$—	$11,876

(a)	Senior convertible notes include future interest obligations.
(b)	Capital lease balances include future interest obligations.
(c)	Tenant improvement loan balances include future interest obligations.
(d)	Relates to insurance policy financing in 2006.
(e)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.8 million.
(f)	Relates to third-party hosting facilities and minimum offshore development resources commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2005, we were not involved with any unconsolidated SPEs or VIEs.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning January 1, 2006.

In June 2005, the EITF reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF Issue No. 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF Issue No. 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF Issue No. 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF Issue No. 05-06 did not have a material impact on the Company’s results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the first quarter of 2006, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to increase expenses and reduce earnings in future years. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 1 to our consolidated financial statements under “Stock Options.”

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro and/or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the years ended December 31, 2005 and 2004, approximately 13% and 6%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. We derived no revenues in foreign currencies during 2003. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Other than the senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Notes”) as noted below, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 3% at December 31, 2005. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

Derivatives

On August 16, 2005, the Company issued the Notes to various independent institutional investors (the “Investors”) (see Note 7 to the accompanying consolidated financial statements). The Notes are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of December 31, 2005, 8,586,143 shares would be issuable if the Investors elected to convert the remaining principal amount of the Notes and accrued interest. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and the total shares issued for the Notes cannot exceed 19.99% of the total outstanding common shares. We intend to seek shareholder approval authorizing the Company to exceed the 19.99%. If the proposal is not approved by the shareholders we are required to seek approval every six months until the proposal is ratified. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average price of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes or redeem the Notes and under certain events, the related warrants at the then fair value determined by the related agreements. The interest rate on the Notes is fixed at 9.0% per annum and, accordingly, is not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company could be at above-market rates.

The Company filed a shelf registration statement (the “Registration Statement”) with the Securities and Exchange Commission on September 15, 2005, registering for resale the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. The Registration Statement was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company has also agreed that if the Investors are unable to use the Registration Statement because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Notes, in cash, for every thirty day period that the Registration Statement cannot be used.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, the warrant is accounted for as a liability due to existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants, which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives are directly affected by the change in the market value of the Company’s common stock. As of December 31, 2005, the derivative liabilities had a fair value of $481,000 and $840,000, for the conversion and prepayment feature, and the warrants, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Verticalnet, Inc.:

We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive loss for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 3, 2006, except

as to Notes 2, 7, and 9, which are

as of March 31, 2006

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,576	$9,370
Accounts receivable, net	5,188	5,902
Prepaid expenses and other current assets	890	802

Total current assets	10,654	16,074

Property and equipment, net	1,288	1,173
Investments	—	606
Goodwill	19,331	16,364
Other intangible assets, net	4,003	5,603
Other assets	768	525

Total assets	$36,044	$40,345

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and convertible notes	$2,638	$71
Accounts payable and accrued expenses	4,038	4,993
Deferred revenues	3,297	3,147

Total current liabilities	9,973	8,211
Non-current portion of deferred revenues	313	204
Derivative liabilities	1,321	—
Long-term debt and convertible notes	2,041	42

Total liabilities	13,648	8,457

Commitments and contingencies (see Notes 2, 7, 8, and 9)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at December 31, 2005 and December 31, 2004	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 49,569,415 shares issued at December 31, 2005 and 42,702,941 shares issued at December 31, 2004	496	427
Additional paid-in capital	1,226,044	1,222,210
Deferred compensation	(593)	(1,067)
Accumulated other comprehensive loss	(403)	(254)
Accumulated deficit	(1,202,343)	(1,188,623)

	23,201	32,693
Treasury stock at cost, 65,636 shares at December 31, 2005 and 2004	(805)	(805)

Total shareholders’ equity	22,396	31,888

Total liabilities and shareholders’ equity	$36,044	$40,345

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Software and software related	$6,856	$4,236	$1,832
Services	13,794	18,689	7,801

Total revenues	20,650	22,925	9,633

Cost of revenues:
Cost of software and software related	2,824	1,867	632
Cost of services	7,463	8,503	1,615
Amortization of acquired technology and customer contracts	1,019	1,532	900

Total cost of revenues	11,306	11,902	3,147

Gross profit	9,344	11,023	6,486

Operating expenses:
Research and development	6,745	5,822	4,071
Sales and marketing	7,648	6,054	2,347
General and administrative	5,985	5,558	4,505
Restructuring charges (reversals)	441	—	(480)
Stock-based compensation (a)	910	1,636	538
Amortization of other intangible assets	1,343	1,115	—

Total operating expenses	23,072	20,185	10,981

Operating loss	(13,728)	(9,162)	(4,495)
Interest and other (income) expense, net	(8)	558	6,520

Net loss	$(13,720)	$(9,720)	$(11,015)

Basic and diluted loss per common share	$(0.31)	$(0.33)	$(0.70)

Basic and diluted weighted average common shares outstanding	44,071	29,591	15,675

(a)    For the years ended December 31, 2005, 2004, and 2003, stock-based compensation expense, net of the effects of cancellations, is attributable to various expense categories as follows (in thousands):

Cost of revenues	$159	$524	$103
Research and development	45	263	60
Sales and marketing	325	328	53
General and administrative	381	521	322

Total	$910	$1,636	$538

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(13,720)	$(9,720)	$(11,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,998	3,104	1,467
Stock-based compensation, net of cancellations	910	1,636	538
Accretion of promissory note and non-cash interest	905	333	—
Change in the fair value of derivative liabilities	(1,003)	282	—
Amortization of deferred financing costs	173	—	—
Gain on B2eMarkets settlement	(330)	—	—
Realized loss (gain) on investments	—	35	(111)
Non-cash restructuring reversal	—	—	(480)
Inducement expense related to debt conversion	—	—	5,707
Write-down related to cost method investment	364	—	—
Other non-cash items	(61)	—	(690)
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,207	559	(852)
Prepaid expenses and other assets	1,067	1,022	1,272
Accounts payable and accrued expenses	(1,394)	(1,297)	(4,185)
Deferred revenues	62	93	713

Net cash used in operating activities	(8,822)	(3,953)	(7,636)

Investing activities:
Capital expenditures	(499)	(186)	(59)
Acquisitions, net of cash acquired	(748)	(5,353)	—
Proceeds from sale of short-term investments	242	2	979
Proceeds from sale of cost, equity method, and available-for-sale investments	—	2,980	—
Purchase of cost, equity method, and available-for-sale investments	—	(3,000)	—
Restricted cash	—	(311)	1,685
Proceeds from sale of assets	—	—	292

Net cash provided by (used in) investing activities	(1,005)	(5,868)	2,897

Financing activities:
Payments to repurchase convertible notes	—	(728)	(1,289)
Proceeds from issuance of senior convertible notes, net	5,951	—	—
Principal payments on long-term debt and obligations under capital leases	(855)	(833)	(114)
Proceeds from issuance of common stock and warrants, net	—	15,429	2,524
Proceeds from exercise of stock options, restricted units and warrants	116	834	103

Net cash provided by financing activities	5,212	14,702	1,224

Effect of exchange rate fluctuation on cash and cash equivalents	(179)	81	(56)

Net increase (decrease) in cash and cash equivalents	(4,794)	4,962	(3,571)
Cash and cash equivalents—beginning of year	9,370	4,408	7,979

Cash and cash equivalents—end of year	$4,576	$9,370	$4,408

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$35	$65	$233
Supplemental schedule of non-cash investing and financing activities:
Financed insurance policies	$816	$748	$—
Conversion of senior convertible promissory notes into common stock	541	—	—
Cancellation of common stock as a result of the B2e Markets settlement	(437)	—	—
Issuance of common stock as consideration for acquisitions	2,973	12,319	—
Capital expenditures financed through capital lease arrangements	158	—	—
Issuance of warrant to private placement agent	35	—	—
Conversion of promissory note, including accrued interest, into common stock	—	4,231	—
Issuance of promissory note as consideration for the B2eMarkets acquisition	—	3,899	—
Assumption of stock option plan as consideration for the Tigris acquisition	—	2,212	—
Issuance of common stock and warrants to repurchase convertible notes	—	—	10,815

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	13,709	$137	$1,170,742	$(239)	$(305)	$(1,167,888)	$(805)	$1,642

Exercise of stock options and restricted units	111	1	102	—	—	—	—	103
Issuance of common stock and warrants, net (Note 10)	2,940	30	2,009	—	—	—	—	2,039
Repurchase of convertible notes (Note 7)	2,694	27	10,788	—	—	—	—	10,815
Reclassification of warrants (Note 10)	—	—	346	—	—	—	—	346
Deferred stock-based compensation	—	—	704	(704)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	538	—	—	—	538
Net loss	—	—	—	—	—	(11,015)	—	(11,015)
Other comprehensive loss	—	—	—	—	(47)	—	—	(47)

Balance, December 31, 2003	19,454	195	1,184,691	(405)	(352)	(1,178,903)	(805)	4,421

Exercise of stock options and restricted units	572	6	434	—	—	—	—	440
Exercise of warrants	360	3	391	—	—	—	—	394
Issuance of common stock and warrants, net (Note 10)	12,318	123	15,306	—	—	—	—	15,429
Issuance of common stock as consideration for acquisitions (Note 3)	6,970	70	12,249	—	—	—	—	12,319
Conversion of promissory notes (Note 3)	3,029	30	4,201	—	—	—	—	4,231
Assumption of stock option plan as consideration for acquisition (Note 3)	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants (Note 10)	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	129	—	—	—	—	129
Deferred stock-based compensation	—	—	2,169	(2,169)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,507	—	—	—	1,507
Net loss	—	—	—	—	—	(9,720)	—	(9,720)
Other comprehensive income	—	—	—	—	98	—	—	98

Balance, December 31, 2004	42,703	427	1,222,210	(1,067)	(254)	(1,188,623)	(805)	31,888

Exercise of stock options and restricted units	1,055	10	106	—	—	—	—	116
Issuance of common stock to employees	70	1	41	—	—	—	—	42
Issuance of common stock as consideration for acquisition (Note 3)	4,459	45	2,928	—	—	—	—	2,973
Issuance of warrants to private placement agent	—	—	35	—	—	—	—	35
Cancellation of common stock as a result of the B2eMarkets settlement (Note 3)	(703)	(7)	(430)	—	—	—	—	(437)
Conversion of and payment on senior convertible promissory notes and accrued interest into / with common stock (Note 7)	1,946	19	719	—	—	—	—	738
Deferred stock-based compensation	39	1	435	(436)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	910	—	—	—	910
Net loss	—	—	—	—	—	(13,720)	—	(13,720)
Other comprehensive loss	—	—	—	—	(149)	—	—	(149)

Balance, December 31, 2005	49,569	$496	$1,226,044	$(593)	$(403)	$(1,202,343)	$(805)	$22,396

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net loss	$(13,720)	$(9,720)	$(11,015)
Foreign currency translation adjustment	(149)	81	(58)
Reclassification adjustment for realized gain on forward sale included in net loss	—	—	(51,132)
Unrealized gain on investments:
Unrealized gain	—	17	11
Reclassification adjustment for realized loss included in net loss	—	—	51,132

Comprehensive loss	$(13,869)	$(9,622)	$(11,062)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Company

Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout the consolidated financial statements as “Verticalnet,” the “Company,” “we,” “us,” or through similar expressions.

We are a provider of On-Demand Supply Management solutions to companies ranging in size from mid-market to the Global 2000. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management.

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp (“Tigris”), we also generate revenues from spend analysis and other supply chain consulting services and as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenues from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union Limited (“Digital Union”), and as a result we expect to see an increase in the proportion of our revenues from software and software related revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $878,000 and $3.8 million at December 31, 2005 and December 31, 2004, respectively.

Restricted Cash

Restricted cash represents certificates of deposit held pursuant to building lease agreements and other financing arrangements. At December 31, 2005, we had approximately $155,000 of restricted cash classified as other current assets and $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheet. The $155,000 that was classified as other current assets was released from restrictions in February 2006. At December 31, 2004, we had approximately $311,000 of restricted cash classified as non-current other assets on the consolidated balance sheet.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

We account for debt and marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains or losses and other than temporary declines in the fair value of available-for-sale securities are reported in interest and other (income) expense, net, as incurred.

We hold equity instruments in privately-held companies for business and strategic purposes. These investments are included in investments on the consolidated balance sheet and are accounted for under the cost method since our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over the investees. For non-publicly traded investments, our policy is to regularly review the market conditions and the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. As of December 31, 2005, the remaining carrying values of our equity investments were zero.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Property and Equipment

Property and equipment are originally stated at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Computer equipment and software	1.5 –3 years
Office equipment and furniture	5 years
Leasehold improvements	3 – 7 years

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishment of technological feasibility and up to the time the product becomes available for general release. Amortization is provided on a product-by-product basis on the straight-line method over the remaining estimated economic life of the product.

There were no software costs capitalized during the years ended December 31, 2005, 2004, or 2003.

Intangible Assets and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. In addition, SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We performed the annual goodwill impairment test as of November 30, 2005. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company, after consideration of a control premium, to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2005 (adjusted for a control premium), and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and therefore no impairment charge was deemed necessary.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of December 31, 2005 and 2004, our financial instruments included cash equivalents, available-for-sale and cost method investments, accounts receivable, accounts payable, capital leases, derivative liabilities, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative liabilities, convertible notes, and the cost method investments, are a reasonable estimate of their fair market values at December 31, 2005 and 2004 due to the short maturities of such items. The Company believes that the fair values of the cost method investments and capital leases are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the consolidated balance

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet as of December 31, 2005. The fair value of the convertible notes, as of December 31, 2005, was approximately $5.3 million, which represents the remaining principal balance of the convertible notes (see Note 7). There were no convertible notes outstanding or derivative liabilities as of December 31, 2004.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the years ended December 31, 2005, 2004, and 2003 revenues and amounts due from our largest customers were as follows (in thousands):

	2005			2004			2003
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$1,009	$5,230	25.3%	$934	$4,830	21.1%	$—	$—	—%
B	581	3,453	16.7	640	6,382	27.8	1,405	6,168	64.0
C	81	260	1.3	246	1,144	5.0	315	1,204	12.5

Total	$1,671	$8,943	43.3%	$1,820	$12,356	53.9%	$1,720	$7,372	76.5%

(a)	Represents both billed and unbilled amounts

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development and testing employees and offshore development contractors, as well as related infrastructure costs. Such costs are expensed as incurred.

Rent

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the term of the lease. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between amounts charged to operations and amounts paid as deferred rent.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs, including advertising costs. We expense advertising costs as incurred. Advertising expenses were approximately $20,000, 596,000, and zero for the years ended December 31, 2005, 2004, and 2003, respectively.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(13,720)	$(9,720)	$(11,015)
Add: Stock-based employee compensation included in reported net loss	910	1,636	538
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(2,932)	(4,053)	(13,972)

Pro forma	$(15,742)	$(12,137)	$(24,449)

Loss per common share—basic and diluted:
As reported	$(0.31)	$(0.33)	$(0.70)
Pro forma	(0.36)	(0.41)	(1.56)

The per share weighted-average fair value of options issued by us during the years ended December 31, are as follows:

	2005	2004	2003
Options granted with prices:
Equal to fair market value	$0.83	$1.10	$0.91
Greater then fair market value	1.38	1.04	—
Less then fair market value	—	1.34	1.19
All options granted	0.93	1.17	1.02

The following assumptions were used to determine the fair value of stock options:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	125%	132%	108%
Average expected option life	1.8 years	1.8 years	4.0 years
Risk-free interest rate	4.4%	3.1%	3.3%

Foreign Currency Translation

We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Foreign currency translation adjustments are included in accumulated other comprehensive loss

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, such as conversion and prepayment features are considered derivative instruments and are required by SFAS No. 133, to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in interest and other (income) expense, net. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in interest and other (income) expense, net when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in interest and other (income) expense, net. See Note 7 for derivatives held at December 31, 2005. We held no derivatives at December 31, 2004.

Income Taxes

We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss and capital loss carryforwards.

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

Computation of Historical Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period, exclusive of unvested restricted stock grants. Diluted loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of our senior secured convertible promissory notes and our former 5 1/4% convertible subordinated debentures (using the if-converted method), and unvested restricted stock grants. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning January 1, 2006.

In June 2005, the EITF reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. EITF Issue No. 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF Issue No. 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF Issue No. 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF Issue No. 05-06 did not have a material impact on the Company’s results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Beginning with the first quarter of 2006, we will recognize compensation expense in accordance with SFAS No. 123R. The adoption of this standard for the expensing of stock options is expected to increase expenses and reduce earnings in future years. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above under “Stock Options.”

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets : an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating needs through at least March 31, 2007. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing.

Our ability to obtain certain types of additional financing, as well as our ability to pay the remaining principal balance of our senior secured convertible promissory notes (see Note 7) in our common stock, thus preserving our cash balances, also depends on the approval by our shareholders of a proposal (i) to approve the issuance of shares of our common stock pursuant to the notes in an aggregate amount exceeding 19.99% of our outstanding shares of common stock, and (ii) to approve a reverse stock split. Those proposals are contained in a Preliminary Proxy Statement being filed by the Company. We can provide no assurance that we will be successful in obtaining any required or desired financing either on acceptable terms or at all.

(3) Acquisitions

Digital Union Limited

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson, and Alphen Trading Limited (collectively, the “DU Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union, a private limited company registered in England, from the DU Shareholders. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the DU Shareholders an aggregate of 4,458,690 shares of Verticalnet common stock. Under the Share Purchase Agreement, DU Shareholders may receive up to an additional 3,500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction which would be recorded as additional purchase consideration at that time. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. Digital Union’s results have been included in the Company’s results since July 23, 2005.

The acquisition of Digital Union allows the Company to broaden its base of revenue, customers, and resources to allow for accelerated growth in Europe. Benefits of this combination include:

•	Broadening the Company’s reverse auction and procurement capabilities which allow us to respond to mixed sourcing and procurement deals in a manner that we could not previously.

•	Deepening the Company’s retail expertise and providing a strategic relationship with the World-wide Retail Exchange.

•	Developing channel partnerships with IBM and Cap Gemini.

The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet issued an aggregate amount of 4,458,690 shares of common stock, valued on the date of closing at approximately $3.0 million. A total of 668,803 of the shares are being held in escrow, of which 330,750 shares will be released on July 22, 2006 and 338,053 will be released on January 22, 2007. The Verticalnet stock issued to the DU shareholders was valued at $0.67 per share, which represented the average closing price of the Company’s common stock over a three-day period that included the two days prior to and the day the Share Purchase Agreement was signed.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets	$830
Property and equipment	71
Goodwill	3,049
Intangible assets	782

Total assets acquired	4,732
Current liabilities	(1,253)

Total purchase price	$3,479

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $3.8 million, which has been allocated to covenants not-to-compete, customer contracts, customer relationships, IBM relationship, trademarks, technology, and goodwill in the amounts of $10,000, $64,000, $510,000, $48,000, $10,000, $140,000, and $3.0 million, respectively.

The trademarks and technology intangible assets are being amortized on a straight line basis over twelve months. The following are the amortization percentages by calendar year for the remaining amortizing intangible assets:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Covenants not-to-compete	50%	38%	12%	—	—	—	—	—	—
Customer contracts	73%	27%	—	—	—	—	—	—	—
Customer relationships	18%	20%	12%	10%	9%	9%	7%	10%	5%
IBM relationship	25%	23%	19%	15%	13%	5%	—	—	—
Trademarks	100%	—	—	—	—	—	—	—	—
Technology	100%	—	—	—	—	—	—	—	—

B2eMarkets, Inc.

On July 19, 2004, a wholly-owned direct subsidiary of Verticalnet merged with B2eMarkets, a privately-held provider of Strategic Sourcing software solutions. B2eMarkets’ results have been included in the Company’s results since July 20, 2004.

We acquired B2eMarkets because our board of directors and management believed that the acquisition would give Verticalnet the scale and a compelling combination of best of breed applications, comprehensive services, and deep domain expertise to meet the evolving and increasingly sophisticated demands of Global 2000 companies. In addition, our board of directors and management believed that the acquisition would provide our customers and prospects access to a complete set of solutions that will assist them in attaining their supply management initiatives.

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services. The consideration included the issuance of 5,100,000 shares of common stock (49,527 shares were held in escrow until February 2005) valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note had a stated interest rate of 8% per annum. The Verticalnet stock issued to the B2eMarket shareholders was valued at $1.29 per share, which was the average of the closing price of the Company’s common stock over a five- day period that included the two days prior to, the day of, and two days subsequent to the signing of the merger agreement. The note plus interest was converted into 3,029,162 shares of Verticalnet common stock, of which 702,927 shares were held in escrow, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting. If the note had not been converted, half of the principal amount would have been due and payable on July 16, 2007 and the remaining half would have been due and payable on July 16, 2008. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

On December 16, 2005, Verticalnet entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle certain claims for indemnification made by Verticalnet arising from the acquisition of B2eMarkets. In connection with the acquisition, 702,927 shares of Verticalnet common stock were held in escrow as security for indemnification claims. Under the Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered, and released all rights to the 702,927 shares that were held in escrow and as a result, the shares of Verticalnet common stock were released from escrow and returned to Verticalnet and immediately retired. In addition, pursuant to the Settlement Agreement, Verticalnet and the B2eMarkets shareholders released each other from any claims or liabilities with respect to settled claims. The total value of the common stock ($437,000) was recorded as an adjustment to the cost of the B2eMarkets acquisition through a reduction to goodwill in the amount of $46,000, an offset to costs previously incurred and expensed in the amount of $61,000, and other income of $330,000.

In accordance with SFAS No. 141, the Company allocated the purchase price to the tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation performed by an independent third-party valuation firm. The total purchase price, after consideration of the settlement discussed above, was allocated as follows (in thousands):

Current assets	$1,759
Property and equipment	280
Other assets	19
Goodwill	11,453
Intangible assets	3,780

Total assets acquired	17,291
Current liabilities	(4,429)

Total purchase price	$12,862

None of the goodwill will be deductible for tax purposes.

The excess of the purchase price over the fair value of the net tangible assets acquired was approximately $15.2 million after consideration of the settlement noted above, which was allocated to non-compete agreements, customer contracts, customer relationships, acquired technology, and goodwill in the amounts of $40,000, $610,000, $1.5 million, $1.6 million, and $11.5 million, respectively. The amortization of the customer contracts and customer relationships intangible assets are based on an attrition analysis and the non-compete agreements

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and acquired technology intangible assets are being amortized on a straight-line basis. The following are the estimated amortization percentages by year:

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

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consisted of fees paid for professional services. The consideration included $3.5 million in cash, 1,870,450 shares of our common stock valued on the date of closing at approximately $5.7 million (355,029 shares were held in escrow until they were released to Tigris’ shareholder on April 30, 2004), issuance of employee options to purchase 751,670 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The Verticalnet stock issued to the sole Tigris shareholder was valued at $3.07 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior to, the day of, and two days subsequent to the signing of the merger agreement. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 – 10 years
Expected volatility	138.02%
Risk free interest rate	3.17% – 4.16%

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year 1	Year 2	Year 3	Year 4	Year 5
Customer contracts and relationships	47.3%	37.6%	15.1%	—	—
Strategic relationship	31.1%	24.3%	19.9%	13.9%	10.8%
Non-compete agreements	20.0%	20.0%	20.0%	20.0%	20.0%

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, Digital Union, B2eMarkets, and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the year ended December 31, 2005 combines the historical results for Verticalnet for the year ended December 31, 2005 and the historical results of Digital Union for the six months ended June 30, 2005. The unaudited pro forma information for the year ended December 31, 2004 combines the historical results for Verticalnet for the year ended December 31, 2004, the historical results of Digital Union for the year ended December 31, 2004, the historical results for B2eMarkets for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The following pro forma information is in thousands, except per share amounts.

	Year ended December 31,
	2005	2004
Revenue	$21,387	$29,282
Net loss	$(15,510)	$(16,824)
Basic and diluted loss per share	$(0.34)	$(0.45)
Basic and diluted weighted average shares outstanding	46,169	37,567

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2005	2004
Accounts receivable, trade	$4,883	$5,590
Unbilled accounts receivable	228	274
Retainage	81	72

	5,192	5,936
Less: allowance for doubtful accounts	(4)	(34)

	$5,188	$5,902

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled receivables represent revenue recognized for performance under customer contracts and agreements which have not been billed as of the period end. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Software	$1,694	$1,607
Computer equipment	1,846	1,355
Office equipment and furniture	250	132
Leasehold improvements	888	919

	4,678	4,013
Less: accumulated depreciation and amortization	(3,390)	(2,840)

Property and equipment, net	$1,288	$1,173

From time to time, we enter into capital lease arrangements for property and equipment. As of December 31, 2005 and 2004, the gross amount included in computer equipment related to capital leases was $311,000 and $153,000, respectively. Accumulated amortization applicable to capital leases was $151,000 and $64,000 as of December 31, 2005 and 2004, respectively.

Depreciation and amortization related to property and equipment was $633,000, $393,000 and $555,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization applicable to property and equipment under capital leases of $87,000, $64,000 and zero for the years ended December 31, 2005, 2004, and 2003, respectively, are included in such expense.

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$1,908	$1,245
Compensation and related costs	642	1,142
Legal and settlement liabilities	144	594
Taxes payable	612	584
Acquisition related costs	57	552
Restructuring costs	65	—
Other	610	876

	$4,038	$4,993

At December 31 2004 the Company had a $400,000 liability recorded in accrued expenses related to a settlement agreement between the Company and the Commonwealth of Pennsylvania, Department of Community and Economic Development with regards to the Company’s participation in an opportunity grant program. During 2005, the Company remitted four quarterly installments to satisfy this liability.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Goodwill and Other Intangibles

The following table reflects the components of amortizable intangible assets as of December 31, 2005 and 2004 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
2005:
Acquired technology	2.93	$3,713	$2,781
Customer contracts and relationships	4.41	6,832	3,898
Non-compete agreements	4.24	250	119
Trademarks	1.00	10	4

	3.89	$10,805	$6,802

2004:
Acquired technology	3.00	$3,575	$2,173
Customer contracts and relationships	4.11	6,235	2,219
Non-compete agreements	4.33	240	55

	3.72	$10,050	$4,447

The changes in goodwill and other intangibles during 2005 is a result of the Digital Union acquisition (see Note 3) and the effect of changes in the foreign currency exchange rate on the balance sheet dates. Our goodwill balance consists of $3.0 million from the Digital Union acquisition, $4.9 million from the Tigris acquisition, which occurred in January 2004, and $11.5 million from the B2eMarkets acquisition, which occurred in July 2004.

During the years ended December 31, 2005, 2004, and 2003, we recognized $2.4 million, $2.6 million, and $900,000, respectively, in intangible asset amortization expense.

The Company is amortizing its intangible assets over their estimated useful lives (see Note 3). Based on identified intangible assets recorded as of December 31, 2005 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows for the years ending December 31 (in thousands):

2006	$1,891
2007	1,049
2008	544
2009	258
2010	126
Thereafter	135

$4,003

(6) Investments

Available-For-Sale

In July 1999, we acquired 414,233 shares of the Series C preferred stock of Tradex Technologies, Inc. (“Tradex”) for $1.0 million. In December 1999, Tradex entered into an Agreement and Plan of Reorganization

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our marketable equity securities are classified as available-for-sale and are stated at fair market value based on quoted market prices. The sale and purchase of available-for-sale investments relates to the Company’s investment of its excess cash. The Company recognized a net realized loss of approximately $20,000 for the year ended December 31, 2004 on proceeds of $3.0 million received from the sale of available-for-sale investments. There were no sales during the years ended December 31, 2005 and 2003. Realized gains and losses are computed on a specific identification basis.

Cost Method Investments

In a prior year, we had invested in the equity instruments of a privately-held company for business and strategic purposes. This investment in the company’s equity instruments was included in investments as of December 31, 2004 and was accounted for under the cost method as our ownership interest was less than 20% and we did not have the ability to exercise significant influence over operations. In August 2005, we sold this investment and received proceeds of $242,000. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment. As of December 31, 2005, the remaining carrying value of our cost method investments was zero.

(7) Long-term Debt and Convertible Notes

Long-term debt and convertible notes consist of the following (in thousands):

	December 31,
	2005	2004
Capital leases	$161	$86
Senior secured convertible promissory notes	4,419	—
Other	99	27

	4,679	113
Less: current portion	(2,638)	(71)

Long-term debt and convertible notes	$2,041	$42

In 1999, we completed the sale of $115.0 million of 5 1/4% convertible subordinated debentures in a private placement transaction resulting in net proceeds of $110.9 million. The debentures had a maturity date of September 27, 2004 with semi-annual interest payments due on March 27 and September 27 of each year beginning March 27, 2000. The debentures were convertible into shares of our common stock at an initial conversion price of $200 per share, subject to adjustment under certain circumstances.

In April 2000, approximately $93.3 million of the convertible debentures were converted into shares of common stock. In July and December 2002, we completed the repurchase of $13.85 million and $720,000, respectively, of the convertible debentures.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, we completed the repurchase of $6.4 million of the 5 1/4% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants. This consideration included $1.3 million in cash, 2,694,100 shares of common stock with a fair market value of $4.4 million and change of control warrants valued at $124,000. Additionally, we made a payment for accrued but unpaid interest of approximately $21,000, also in cash. In connection with the transaction, we wrote-off, against additional paid-in capital, approximately $55,000 in deferred debt offering costs attributable to the portion of debt repurchased. The Company recorded a charge to operations of $5.7 million representing an inducement for conversion of the convertible debentures, in accordance with SFAS No. 84, Induced Conversions of Convertible Debt. This charge is included in interest and other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2003. In September 2004, the remaining portions of the 5 1/4% convertible subordinated debentures were redeemed.

On August 16, 2005, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Notes”) to various independent institutional investors (the “Investors”). The Notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of December 31, 2005, 8,586,143 shares would be issuable if the Investors elected to convert the remaining principal amount of the Notes and accrued interest. The Company also issued to the Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Notes for a period of five years from the closing date. The term of the warrants can be extended by the Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, and if the Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 141,429 shares of common stock having the same terms and conditions as the warrants issued to the Investors.

The Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and the total shares issued for the Notes cannot exceed 19.99% of the total outstanding common shares. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average price of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Notes, the Investors may require the Company to prepay the Notes at 110% of the remaining principal amount of the Notes or redeem the Notes and under certain events, the related warrants at the then fair value determined by the related agreement.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company filed a shelf registration statement (the “Registration Statement”) with the Securities and Exchange Commission on September 15, 2005, registering for resale the shares of common stock issuable upon conversion of the Notes and exercise of the warrants. The Registration Statement was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company can cause a mandatory conversion if after six months following the effective date of the Registration Statement the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Notes include, among others, suspension from listing on an applicable trading market, the Registration Statement fails to remain effective, and default on other Company indebtedness. Upon an event of default, the Investors can declare all amounts under the Notes due and payable.

The Company has also agreed that if the Investors are unable to use the Registration Statement because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Notes, in cash, for every thirty day period that the Registration Statement cannot be used.

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

The Company has agreed with the Investors (i) that it will maintain at least $1.5 million in its bank accounts while the Notes are outstanding; (ii) that they will have rights of first refusal on future financings within fourteen months after the effective date of the Registration Statement; and (iii) that it will be restricted from issuing certain types of debt and equity instruments while the Notes are outstanding.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2005, the derivative liabilities had a fair value of $481,000 and $840,000, for the conversion and prepayment feature, and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a $1.0 million benefit during 2005, which is included in interest and other (income) expense, net in the accompanying consolidated statement of operations.

The resulting debt discount of $2.4 million is being accreted over the life of the notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.02%. During 2005, the Company recorded additional

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense of $708,000 related to this accretion. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 141,429 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Notes. During 2005, the Company recorded $173,000 of additional interest expense related to the amortization of the deferred financing costs. At December 31, 2005, $24,000 of accrued interest related to the Notes was included in accounts payable and accrued expenses in the consolidated balance sheet.

As outlined by the Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. In addition to the 1,525,250 shares of common stock issued during the year ended December 31, 2005, for the principal payments in January, February and March 2006 the Company elected to pay the principal portion with its common stock and as a result, the Company has issued 1,945,010 shares of common stock during the first three months of 2006.

(8) Commitments and Contingencies

Future minimum lease payments remaining under our capital and operating leases for the fiscal years ending December 31 are as follows (in thousands):

	Lease Obligations
	Operating	Capital	Total
2006	$1,022	$99	$1,121
2007	706	62	768
2008	536	21	557
2009	373	—	373
2010	365	—	365

	3,002	182	3,184
Less interest	—	(21)	(21)

Total	$3,002	$161	$3,163

The Company incurred approximately $846,000, $761,000, and $326,000 in rent expense for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. These agreements provide for minimum salaries of $1.4 million during the year ending December 31, 2006. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $1.8 million.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement and scheduled a final “fairness” hearing on the settlement for April 2006.

On September 30, 2004, the Company was served with a complaint filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455. The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiffs in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiffs claim they sustained damages in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company disputes the allegations raised in the complaint and intends to vigorously defend itself. The Company and the other defendants have filed a motion to dismiss the complaint, and in January 2006, the Court granted the motion in part, but denied it in part. The Court dismissed the complaint as to the individual defendants, but did not dismiss the complaint with respect to certain claims against Verticalnet.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement. CombineNet, which did not specify any amount of damages in its complaint, alleges that prior to the Company’s January 2004 acquisition of Tigris Corp., CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company has denied that it has misappropriated or misused any alleged trade secrets of CombineNet and contends that it has not acted improperly. On August 4, 2005, the court denied CombineNet’s motion for a special injunction. Since September 14, 2005, this matter has been pending through an alternative dispute resolution procedure before an independent expert selected by the parties. On February 16, 2006, the

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expert issued a preliminary report, which included findings that were in favor of, as well as adverse to, the Company. On March 2, 2006, the Company requested that the expert reconsider those preliminary findings that were adverse to the Company. The expert has not yet rendered a final decision in this matter.

If the expert ultimately renders a final decision that is adverse to the Company, then under the parties’ alternative dispute resolution procedure, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. We do not believe an adverse ruling would have a material adverse effect upon our financial condition or operating results.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(10) Capital Stock

At December 31, 2005 and 2004, our amended and restated Articles of Incorporation provide us the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

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

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 3,798,592 shares of common stock along with warrants to purchase 949,649 shares of common stock at an exercise price of $3.72 per share. The Company received approximately $7.0 million in net proceeds from this transaction. In conjunction with the private placement, the Company also issued warrants to purchase 268,560 shares of common stock at an exercise price of $3.72 per share to the placement agent.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants

Outstanding warrants as of December 31, 2005, consist of the following:

Date Granted	Number of Warrants	Exercise Price	Expiration Date
November 1998	34,188	$8.80	November 2008
November 1999	13,674	40.00	November 2008
August 2003	136,000	1.20	August 2013
October 2003	680,000	1.35	October 2013
January 2004	1,218,209	3.72	January 2014
August 2004	1,275,000	1.25	August 2014
November 2004	2,359,794	1.35	November 2014
August 2005	4,860,429	0.77	August 2010

	10,577,294

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

The exercise prices for the options are determined by our board of directors and are generally equal to the fair market value of the common stock on the date of grant. Generally, the options vest over a two- to four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options. As part of our 2003 bonus plan, quarterly bonuses consisting of option grants were issued with an exercise price at a 60% discount to the fair market value of the common stock on the date of grant, with the options vesting 100% after one year from the date of grant. The options were granted on a quarterly basis through 2003 with the final grant being issued in February 2004. The corresponding unearned compensation cost is amortized to expense over the vesting period.

During 2004, the Company issued RSUs, as part of a retention initiative, to prior Tigris employees after the acquisition. These RSUs vested 100% in February 2005 and the corresponding compensation cost was amortized over the one-year vesting period.

As of December 31, 2005, there were a total of 1,891,547 shares available for grant under the Company’s various equity compensation plans.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for our equity compensation plans (including restricted stock grants):

	Shares	Weighted average exercise price
Outstanding at January 1, 2003	2,236,940	$30.04
Granted	2,891,756	0.77
Exercised	(111,480)	0.93
Cancelled	(552,217)	10.92

Outstanding at December 31, 2003	4,464,999	13.31
Granted	4,308,675	1.72
Exercised	(571,922)	0.77
Cancelled	(863,535)	36.33

Outstanding at December 31, 2004	7,338,217	4.77
Granted	2,431,032	0.56
Exercised	(1,055,030)	0.11
Expired	(733,943)	3.66
Cancelled	(563,099)	0.06

Outstanding at December 31, 2005	7,417,177	$4.52

The following tables summarize information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.32 – 0.48	523,720	8.4	$0.42	283,470	$0.41
0.51 – 0.73	349,529	8.2	0.60	213,027	0.55
0.78 – 1.12	2,081,283	7.5	0.88	1,622,983	0.90
1.18 – 1.70	1,406,796	8.1	1.31	729,589	1.29
2.00 – 2.99	469,709	6.6	2.65	298,026	2.56
3.05 – 4.50	980,123	6.6	3.17	827,123	3.19
4.80 – 6.58	113,699	3.2	6.17	113,699	6.17
8.91 – 10.90	242,096	5.2	10.86	242,096	10.86
16.88 – 23.64	229,559	4.7	19.81	229,559	19.80
27.40 – 40.52	20,638	4.5	33.95	20,638	33.95
59.09 – 60.78	6,606	6.0	59.33	6,606	59.33
121.55 – 145.00	4,016	5.1	129.50	4,016	129.50
291.87 – 369.38	35,728	4.5	343.03	35,728	343.03
448.12 – 448.14	800	4.6	448.13	800	448.13
1,130.00 – 1,148.13	2,606	4.1	1,130.04	2,606	1,130.04

Total options	6,466,908	7.2	5.18	4,629,966	6.71
Restricted stock and unit grants	950,269			63,042

	7,417,177			4,693,008

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee’s eligible compensation, up to a maximum of 400 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 120,000 to 200,000. At December 31, 2005, 128,893 of these shares remain available. No employees participated in the plan as of December 31, 2005.

(11) Loss Per Share

During the years ended December 31, 2005, 2004, and 2003, the dilutive earnings per share calculations were the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive.

Potentially dilutive common shares of 26,580,614 in 2005, 10,724,555 in 2004, and 6,012,462 in 2003 were excluded because their effect was anti-dilutive. In addition, 49,527 shares held in escrow in connection with the acquisition of B2eMarkets were only included in the loss per share calculation subsequent to their release date of February 27, 2005, 355,209 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004 and 247,939 common shares that were previously held in escrow in connection with the acquisition of Atlas Commerce in 2001 were only included in the loss per share calculation subsequent to their release date of March 31, 2003.

(12) Defined Contribution Plan

In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. Contributions by the Company to the plan for the year ended December 31, 2005 were approximately $198,000. There were no contributions made during the years ended December 31, 2004 or 2003.

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

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets as of December 31, 2005 and 2004 consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$233,644	$229,680
Capital loss carryforwards	77,123	77,118
Reserves	477	867
Property and equipment	187	94
Deferred revenue and other	918	833
Equity in affiliates / partnerships	—	233

Total gross deferred tax assets	312,349	308,825
Valuation allowance	(309,961)	(305,226)

Total deferred tax assets	2,388	3,599

Defered tax liabilities:
Equity in affiliates / partnerships	(560)	—
Intangible assets	(1,306)	(2,555)
Cash to accrual accounting change	(522)	(1,044)

Total deferred tax liabilities	(2,388)	(3,599)

Net deferred tax asset	$—	$—

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% to loss before income taxes, and the actual provision for income tax is as follows for the years ended December 31:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit at statutory tax rate	$(4,802)	(35.0)%	$(3,402)	(35.0)%	$(3,855)	(35.0)%
State income taxes, net of federal benefit	(361)	(2.6)	(482)	(5.0)	(344)	(3.1)
Foreign tax rate differential	68	0.5	(631)	(6.5)	(350)	(3.2)
Non-deductible amortization	—	—	—	—	395	3.6
Debt conversion costs	35	0.2	—	—	1,571	14.3
Provision to tax return adjustments	423	3.1	2,278	23.4	7,111	64.6
Other	(98)	(0.7)	26	0.3	98	0.9

	(4,735)	(34.5)	(2,211)	(22.7)	4,626	42.0
Increase (decrease) in valuation allowance	4,735	34.5	2,211	22.7	(4,626)	(42.0)

Actual income tax provision	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net effects of net operating loss and capital loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the carryforwards can be utilized or the temporary differences representing net future

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2005 and 2004. The net change in the valuation allowance for deferred tax assets at December 31, 2005 and 2004 was an increase of $4.7 million and a increase of $2.2 million, respectively.

As of December 31, 2005, we have approximately $566.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, we have net operating loss carryforwards of approximately $566.0 million in certain states. The majority of state net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2006.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforwards is limited following a change in ownership of greater than 50% within a three-year period. Due to our prior equity transactions, our net operating loss carryforwards are subject to an annual limitation generally determined by multiplying our market value on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future tax years for the balance of the net operating carryfoward period.

Included in the pre-limitation net operating loss carryforwards are losses that were generated by acquired companies in 1999 to 2004. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies, their net operating losses of approximately $66.8 million became subject to an annual limitation of approximately $3.3 million.

As of December 31, 2005, there is an additional $220.0 million of capital loss carryforwards for federal income tax purposes. These carryforwards will expire in 2007 if not utilized.

Additionally, at December 31, 2005, approximately $106.7 million of the gross deferred tax asset will increase shareholders’ equity to the extent such assets are realized in the future.

(14) Restructuring Charges (Reversals)

During the year ended December 31, 2005, we incurred restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at December 31, 2005 was $65,000. The Company expects to complete all payments relating to this restructuring accrual by the end of the first quarter of 2007. During the years ended December 31, 2004 and 2003, we continued to make payments under previous restructuring programs.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the years ended December 31, 2005, 2004, and 2003 (in thousands):

2005:

	Restructuring Charges	Digital Union Acquisition	Cash Payments	Adjustments	Accrual at December 31, 2005
Lease costs	$64	$46	$(32)	$(18)	$60
Employee severance and related benefits	422	193	(550)	(60)	5

	$486	$239	$(582)	$(78)	$65

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004:

	Accrual at December 31, 2003	Cash Payments	Accrual at December 31, 2004
Lease costs	$3	$ (3)	$—

2003:

	Accrual at December 31, 2002	Cash Payments	Adjustments	Accrual at December 31, 2003
Lease costs	$3,484	$(2,999)	$(482)	$3
Employee severance and related benefits	50	(40)	(10)	—
Other exit costs	—	(3)	3	—

	$3,534	$(3,042)	$(489)	$3

During the second quarter of 2005 we recorded restructuring expenses of $441,000 relating to the closure of our San Jose, California operations that were originally acquired as part of the B2eMarkets acquisition. Of this amount, $37,000 related to the lease costs net of amounts to be received from an unrelated third party sublease of the space. The current lease related to this office space will expire in January 2007. All employee severance and related benefits will be paid in full during the first quarter of 2006.

In connection with the acquisition of Digital Union, a restructuring accrual was recorded in the amount of $225,000, relating to the elimination of headcount and office space redundancies. This amount was comprised of $46,000 of lease costs and $179,000 of employee severance and related benefits recorded as part of purchase accounting. The current lease related to this office space will expire in May 2006. All employee severance and related benefits will be paid in full during the first quarter of 2006.

On October 22, 2003, we reached an agreement with Silicon Valley Bank in connection with a letter of credit they had provided pertaining to a lease of office space in San Francisco, which was the subject of a lawsuit. The Company paid Silicon Valley Bank $480,000 and Silicon Valley Bank released the Company and its subsidiaries from further claims. As a result, the restructuring accrual was adjusted during the year ended December 31, 2003, to reflect the agreed upon settlement. Adjustments to the restructuring accrual during the year ended December 31, 2003 were recorded in restructuring charges (reversals) in the consolidated statement of operations.

(15) Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest expense, net	$984	$314	$1,046
Change in fair value of derivative liabilities	(1,003)	281	—
Realized loss on investments	364	35	51,019
Gain on B2eMarkets settlement	(330)	—	—
Transaction (gains) loss	(5)	1	(120)
Realized gain on forward sale	—	—	(51,132)
Inducement charges	—	—	5,707
Other income, net	(18)	(73)	—

Interest and other (income) expense, net	$(8)	$558	$6,520

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of certain features contained in our $6.6 million principal amount senior convertible promissory notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities. The derivative liabilities have a fair value of $1.3 million as of December 31, 2005 and are recorded as part of non-current other liabilities on the consolidated balance sheet. The recording of the derivative liabilities in connection with the issuance of the senior convertible promissory notes resulted in a debt discount of $2.4 million. This amount will be accreted over the life of the notes and recorded as additional interest expense. During 2005, we recorded $708,000 as additional interest expense related to this accretion.

Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the consolidated statement of operations. During 2005, we recorded a non-cash benefit of $1.0 million. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

In August 2005, we sold an investment in a privately held company. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

In December 2005, Verticalnet entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle certain claims for indemnification made by Verticalnet arising from the acquisition of B2eMarkets. In connection with the acquisition, 702,927 shares of Verticalnet common stock were held in escrow as security for indemnification claims. Under the Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered, and released all rights to the 702,927 shares that were held in escrow and as a result, the shares of Verticalnet common stock were released from escrow and returned to Verticalnet and immediately retired. The total value of the common stock ($437,000) was recorded as an adjustment to the cost of the B2eMarkets acquisition through a reduction to goodwill in the amount of $46,000, an offset to costs previously incurred and expensed in the amount of $61,000, and other income of $330,000.

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

Interest expense decreased in 2004, as compared to 2003, due to the repurchase of $6.4 million of our 5 1/4% convertible subordinated debentures for total consideration of $5.8 million in cash, stock, and warrants, which occurred in the third quarter of 2003. This consideration included $1.3 million in cash, common stock with a fair market value of $4.4 million, and change of control warrants valued at $124,000. The Company recorded a charge to operations of $5.7 million representing the inducement for conversion of the convertible notes in accordance with SFAS No. 84.

In connection with Ariba’s acquisition of Tradex, we received Ariba common stock. In July 2000, we entered into forward sale contracts relating to our investment in Ariba. Under these contracts, we pledged our shares of Ariba’s common stock to the counter-party for a three-year period in return for approximately $47.4 million of cash. In July 2003, the three-year period concluded, and we elected to deliver the pledged Ariba shares to satisfy the forward sale, rather than delivering cash. As a result, we recognized a realized gain on the forward sale of $51.1 million and a realized loss on the investment in Ariba common stock of $51.1 million.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Summarized Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31(a)
2005
Revenues	$5,276	$5,044	$4,898	$5,432
Gross profit	2,391	2,254	2,172	2,527
Net loss	(3,189)	(3,964)	(3,660)	(2,907	)(c)
Basic and diluted loss per common share (b)	$(0.08)	$(0.09)	$(0.08)	$(0.06)

2004
Revenues	$4,536	$6,535	$6,251	$5,603
Gross profit	2,415	3,525	2,535	2,548
Net loss	(2,229)	(1,252)	(3,396)	(2,843)
Basic and diluted loss per common share (b)	$(0.10)	$(0.05)	$(0.11)	$(0.08)

(a)	The Company’s results for the fourth quarter of 2005 and 2004 were positively impacted by the reversal of $68,000 and $185,000, respectively, of accrued tax liabilities which were determined to no longer be necessary.
(b)	Per share data amounts for the quarters have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts because of differences in the average common shares outstanding during each period.
(c)	The Company’s fourth quarter net loss was reduced by $330,000 of other income related to the B2eMarkets settlement (see Note 3).

(17) Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company has one operating segment. The Company markets its products in the United States of America and in foreign countries through its direct sales force and indirect sales channels. The CODM evaluates resource allocation decisions and the performance of the Company based upon consolidated revenues and expense financial information. The CODM does not receive financial information about revenue and expense allocations on a disaggregated basis.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenue for the years ended December 31, 2005, 2004, and 2003, and long-lived assets in geographic areas as of December 31, 2005 and 2004, is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$18,015	$21,581	$9,633
International	2,635	1,344	—

Total revenues	$20,650	$22,925	$9,633

	December 31,
	2005	2004
Long-lived Assets:
United States	$1,965	$1,682
International	91	16

	$2,056	$1,698

Revenues are attributed to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this item is incorporated by reference to our definitive proxy statement in connection with our 2006 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after the close of our fiscal year covered by this annual report on Form 10-K.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item is incorporated by reference from the Proxy Statement

Item 13. Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements.

See Item 8 of this report.

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts is filed as part of this report immediately following the signature page. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this report. Schedules other than those listed above have been omitted because they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (7)

3.5	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

4.2	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

4.3	Registration Rights and Lock Up Agreement dated as of July 25, 2005, by and among Verticalnet, Inc., Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (16)

4.4	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004 (12)

4.5	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004 (12)

4.6	Form of Warrant, dated August 16, 2005 (19)

4.7	Form of Senior Secured Convertible Promissory Note, dated August 16, 2005 (19)

4.8	Form of Amendment No. 1 to Senior Secured Convertible Promissory Note dated as of August 31, 2005 (20)

4.9	Registration Rights Agreement, dated as of August 4, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.10	Form of Common Stock Purchase Warrant, dated August 4, 2004 (22)

Exhibit Number	Description
4.11	Form of Common Stock Purchase Warrant, dated November 24, 2004 (23)

4.12	Securities Purchase Agreement dated as of November 24, 2004, among Verticalnet, Inc. and certain selling shareholders (23)

4.13	Securities Purchase Agreement dated as of August 4, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.14	Registration Rights Agreement dated as of July 16, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.15	Registration Rights Agreement dated as of November 24, 2004, among Verticalnet, Inc. and certain selling shareholders (23)

4.16	Registration Rights Agreement by and among Verticalnet, Inc. and certain former stockholders of B2eMarkets, Inc. dated July 16, 2004 (14)

10.1	Share Purchase Agreement dated as of July 22, 2005, by and among Verticalnet, Inc., Patrick Lawson, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (16)

10.2	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (11)

10.3	Settlement and Release Agreement, dated as of January 27, 2005, by and among Verticalnet, Inc., Atlas Commerce, Inc. and the Commonwealth of Pennsylvania, Department of Community and Economic Development (17)

10.4	Second Amendment to Lease Agreement, dated June 16, 2005, by and between Liberty Property Limited Partnership and Verticalnet, Inc. (18)

10.5	Note and Warrant Purchase Agreement dated as of August 16, 2005 by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.6	Amendment No. 1 to Note and Warrant Purchase Agreement dated as of August 31, 2005 among Verticalnet, Inc. and the purchasers thereto (20)

10.7	Registration Rights Agreement dated as of August 16, 2005, by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.8	Security Agreement dated as of August 16, 2005, by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.9	Settlement Agreement and Mutual Release, dated as of December 16, 2005, by and between Verticalnet, Inc. and FBR Investment Management, Inc. (21)

10.10	Lease Agreement by and between SMII Fifth Avenue LLC, and Tigris Corp., dated as of the 31st day of August 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 261 Fifth Avenue, New York, New York 10016) (15)

10.11	Lease Agreement by and between Thirty Three Associates LLC, and Tigris Corp., dated as of May 15, 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 33 N. LaSalle Street, Chicago, IL 60602) (15)

10.12	Sixth Amendment to Lease dated September 24, 2004 by and among The realty Associates VI, L.P., B2eMarkets, Inc., and Verticalnet, Inc. (being an amendment of a lease dated February 25, 2000 by and between Montrose Office Park LLC and B2eMarkets, Inc., as amended and as assigned to Verticalnet, Inc. with respect to certain premises in the building located at 3202 Tower Oaks Boulevard, Rockville, Maryland) (15)

Exhibit Number	Description
10.13	Amended and Restated 1996 Equity Compensation Plan (1) (6)

10.14	1999 Equity Compensation Plan (3) (6) (9)

10.15	Verticalnet, Inc. 2000 Equity Compensation Plan (4) (6)

10.16	Amended and Restated Equity Compensation Plan for Employees (5) (6)

10.17	1999 Long Term Incentive Plan (6) (10)

10.18	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (11)

10.19	Amendment, dated March 16, 2006, between Verticalnet, Inc. and Nathanael Lentz (6) (24)

10.20	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (11)

10.21	Amendment, dated March 16, 2006, between Verticalnet, Inc. and Gene S. Godick (6) (24)

10.22	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (11)

10.23	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig (6) (13)

14	Code of Values and Conduct (13)

21	Subsidiaries of the registrant *

23	Consent of KPMG LLP*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s 18 U.S.C. Section 1350 Certification †

32.2	Chief Financial Officer’s 18 U.S.C. Section 1350 Certification †

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-68053) filed with the SEC on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q dated September 30, 1999.
(4)	Filed as Annex A to the registrant’s definitive proxy statement on Schedule 14A, which was filed on October 1, 2004. This exhibit was approved by the registrant’s shareholders at the registrant’s 2004 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s current report on Form 8-K filed July 15, 2002.
(8)	Filed as an exhibit to the registrant’s current report on Form 8-K filed September 24, 2002.
(9)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(10)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2002.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K filed February 17, 2004.
(13)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2003.
(14)	Filed as an exhibit to the registrant’s current report on Form 8-K filed August 3, 2004.
(15)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2004.
(16)	Filed as an exhibit to the registrant’s current report on Form 8-K filed July 26, 2005.
(17)	Filed as an exhibit to the registrant’s current report on Form 8-K filed February 2, 2005.
(18)	Filed as an exhibit to the registrant’s current report on Form 8-K filed June 20, 2005.
(19)	Filed as an exhibit to the registrant’s current report on Form 8-K filed August 18, 2005.
(20)	Filed as an exhibit to the registrant’s current report on Form 8-K filed September 7, 2005.
(21)	Filed as an exhibit to the registrant’s current report on Form 8-K filed December 19, 2005.
(22)	Filed as an exhibit to the registrant’s registration statement on Form S-3 (Registration No. 333-119103) filed with the SEC on September 17, 2004, as amended.
(23)	Filed as an exhibit to the registrant’s registration statement on Form S-3 (Registration No. 333-121501) filed with the SEC on December 21, 2004, as amended.
(24)	Filed as an exhibit to the registrant’s current report on Form 8-K filed March 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ GREGORY G. SCHOTT Gregory G. Schott	Chairman of the Board and Director	March 31, 2006

/s/ NATHANAEL V. LENTZ Nathanael V. Lentz	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ GENE S. GODICK Gene S. Godick	Executive Vice President and Chief Financial Officer (principal financial officer and accounting officer)	March 31, 2006

/s/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 31, 2006

/s/ MICHAEL J. HAGAN Michael J. Hagan	Director	March 31, 2006

/s/ VINCENT J. MILANO Vincent J. Milano	Director	March 31, 2006

/s/ JOHN N. NICKOLAS John N. Nickolas	Director	March 31, 2006

/s/ MARK L. WALSH Mark L. Walsh	Director	March 31, 2006

/s/ DARRYL E. WASH Darryl E. Wash	Director	March 31, 2006

VERTICALNET, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003

(in thousands)

	Balance at Beginning of the Period	Write-offs	Other		Balance at End of the Period
Allowance for doubtful accounts:
December 31, 2003	$1,684	$(1,684)	$—		$—
December 31, 2004	—	—	34	(a)	34
December 31, 2005	34	(30)	—		4

(a)	Acquired as part of the Tigris and B2eMarkets acquisitions in 2004.