Form 10-Q
period 2006-03-31
VERTICALNET INC
filed 2006-05-15
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock as of May 1, 2006 was 54,740,296 (includes 668,803 shares subject to an escrow agreement in connection with a prior acquisition).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

Part I. Financial Information

Item 1.	Consolidated Financial Statements

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,172	$4,576
Restricted cash	211	155
Accounts receivable, net	3,282	5,188
Prepaid expenses and other current assets	1,081	735

Total current assets	7,746	10,654
Property and equipment, net	1,235	1,288
Goodwill	19,350	19,331
Other intangible assets, net	3,510	4,003
Other assets	579	768

Total assets	$32,420	$36,044

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other long-term liabilities	$3,606	$2,638
Accounts payable and accrued expenses	4,328	4,038
Deferred revenues	3,206	3,297

Total current liabilities	11,140	9,973
Non-current portion of deferred revenues	412	313
Derivative liabilities	804	1,321
Long-term debt, convertible notes, and other non-current liabilities	1,434	2,041

Total liabilities	13,790	13,648

Commitments and contingencies (see Notes 2, 6, 7, and 8)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at March 31, 2006 and December 31, 2005	—	—
Common stock $.01 par value, 100,000,000 shares authorized, 52,331,001 shares issued at March 31, 2006 and 49,569,415 shares issued at December 31, 2005	523	496
Additional paid-in capital	1,226,928	1,226,044
Deferred compensation	—	(593)
Accumulated other comprehensive loss	(365)	(403)
Accumulated deficit	(1,207,651)	(1,202,343)

	19,435	23,201
Treasury stock at cost, 65,636 shares at March 31, 2006 and December 31, 2005	(805)	(805)

Total shareholders’ equity	18,630	22,396

Total liabilities and shareholders’ equity	$32,420	$36,044

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Software and software related	$1,541	$1,515
Services	2,375	3,761

Total revenues	3,916	5,276

Cost of revenues:
Cost of software and software related	598	700
Cost of services	1,652	1,958
Amortization of acquired technology and customer contracts	247	239

Total cost of revenues	2,497	2,897

Gross profit	1,419	2,379

Operating expenses:
Research and development	1,475	1,725
Sales and marketing	1,935	1,944
General and administrative	1,650	1,582
Litigation and settlement costs	1,018	33
Restructuring charges	238	—
Amortization of other intangible assets	258	324

Total operating expenses	6,574	5,608

Operating loss	(5,155)	(3,229)
Interest and other (income) expense, net	153	(40)

Net loss	$(5,308)	$(3,189)

Basic and diluted loss per common share	$(0.11)	$(0.08)

Basic and diluted weighted average common shares outstanding	50,245	41,966

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,308)	$(3,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	705
Stock-based compensation	480	220
Accretion of promissory note and non-cash interest	427	—
Change in the fair value of derivative liabilities	(507)	—
Amortization of deferred financing costs	120	—
Other non-cash items	9	—
Change in assets and liabilities, net of effect of acquisition:
Restricted cash	(211)	—
Accounts receivable	1,906	882
Prepaid expenses and other assets	205	(143)
Accounts payable and accrued expenses	888	(977)
Deferred revenues	8	17

Net cash used in operating activities	(1,333)	(2,485)

Investing activities:
Acquisition related payments	(57)	—
Capital expenditures	(45)	(48)
Restricted cash	155	—

Net cash provided by (used in) investing activities	53	(48)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(135)	(102)
Proceeds from exercise of stock options and issuance of common stock	2	2

Net cash used in financing activities	(133)	(100)

Effect of exchange rate fluctuation on cash and cash equivalents	9	(62)

Net decrease in cash and cash equivalents	(1,404)	(2,695)
Cash and cash equivalents - beginning of period	4,576	9,370

Cash and cash equivalents - end of period	$3,172	$6,675

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$115	$5

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed through capital lease arrangements	$44	$141
Conversion of and payment on senior convertible promissory notes with common stock	1,006	—
Financed insurance policies	494	630

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Unaudited

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006	49,569	$496	$1,226,044	$(593)	$(403)	$(1,202,343)	$(805)	$22,396
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(593)	593	—	—	—	—
Exercise of stock options, non-vested stock, and restricted units	68	—	2	—	—	—	—	2
Issuance of common stock to employees	26	—	6	—	—	—	—	6
Conversion of and payment on senior convertible promissory notes and accrued interest into / with common stock (Note 6)	2,005	20	986	—	—	—	—	1,006
Reclassification of warrants	—	—	10	—	—	—	—	10
Issuance of non-vested stock	663	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	480	—	—	—	—	480
Net loss	—	—	—	—	—	(5,308)	—	(5,308)
Other comprehensive loss	—	—	—	—	38	—	—	38

Balance, March 31, 2006 - (unaudited)	52,331	$523	$1,226,928	$—	$(365)	$(1,207,651)	$(805)	$18,630

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Net loss	$(5,308)	$(3,189)
Foreign currency translation adjustment	38	(93)

Comprehensive loss	$(5,270)	$(3,282)

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

Reclassifications

The Company has made certain reclassifications to prior period amounts in the statement of operations to conform to the current period presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), the Company has reclassified $220,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses. The following table reflects the effect of all of these reclassifications for the three months ended March 31, 2005 (in thousands):

	As previously reported	As reclassified
Cost of revenues - software and software related	$699	$700
Cost of revenues - services	1,947	1,958
Research and development	1,711	1,725
Sales and marketing	1,853	1,944
General and administrative	1,512	1,582
Stock-based compensation	220	—

In addition, the Company has separately identified litigation and settlement costs. For the three months ended March 31, 2005, $33,000 of litigation costs have been reclassified out of general and administrative costs and into a separate line item within operating expenses on the accompanying consolidated statement of operations.

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

Restricted Cash

As of March 31, 2006, the Company had one of its foreign subsidiary’s bank accounts restricted by a foreign governmental agency as a result of unfiled Value Added Tax returns, which have subsequently been filed. The balance of the account ($211,000) has been classified as restricted cash and recorded as part of current assets. In April 2006, the account was released by the foreign governmental agency. At December 31, 2005, we had $155,000 of restricted cash classified as other current assets that was released from restrictions in February 2006. In addition, at March 31, 2006 and December 31, 2005, we had approximately $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheets. These restricted cash balances represent certificates of deposit held pursuant to building lease agreements and other financing arrangements.

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

We performed the annual goodwill impairment test as of November 30, 2005. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company, after consideration of a control premium, to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2005 (adjusted for a control premium), and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and, therefore, no impairment charge was deemed necessary. As of March 31, 2006 and subsequently the Company’s market value has continued to decline from the date we performed our impairment testing. If our market value continues to decline we may get to a point were an impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of March 31, 2006 and December 31, 2005, our financial instruments included cash equivalents, cost method investments, accounts receivable, accounts payable, capital leases, derivative and other liabilities, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, convertible notes, and the cost method investments, are a reasonable estimate of their fair market values at March 31, 2006 and December 31, 2005 due to the short maturities of such items. The Company believes that the fair values of the cost method investments, capital leases and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the consolidated balance sheet as of March 31, 2006 and December 31, 2005. The fair value of the convertible notes, as of March 31, 2006 and December 31, 2005, was approximately $5.0 million and $6.0 million, respectively, which represents the remaining principal balance of the convertible notes (see Note 6).

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposit accounts and trade receivables. Cash and cash equivalents are held with high quality financial institutions. We periodically perform credit evaluations of our customers and maintain reserves for potential losses, if necessary. We do not anticipate losses from these receivables in excess of the provided allowances. See “Revenue Recognition” below for additional information on credit and revenue concentrations.

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

Our products are either acquired under a perpetual license model or under a time-based license model. The license agreements for our products do not provide for a right of return other than during the warranty period, and historically product returns have not been significant. We do not recognize revenue for agreements with cancellation rights or refundable fees until such rights to refund or cancel have expired.

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

Hosted term-based licenses, where the customer does not have the contractual right to take possession of the software, are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Revenues related to such arrangements are recognized on a monthly basis over the term of the contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Arrangements that include professional services sold with hosted term-based licenses and support offerings are evaluated under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. To the extent the professional services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements, the consideration from the arrangement is allocated among the separate elements based upon their relative fair values and professional services revenues are recognized as the services are rendered. Hosted term-based licenses, as well as any professional services that do not meet the above criteria, which have historically been the majority of the Company’s services, are recognized ratably over the term of the agreement.

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

As of and for the three months ended March 31, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$624	$707	18.1%	$1,322	$1,193	22.6%
B	683	599	15.3	908	966	18.3
All others, net of allowance	1,975	2,610	66.6	2,958	3,117	59.1

Total	$3,282	3,916	100.0%	$5,188	5,276	100.0%

(a)	Represents both billed and unbilled amounts

Stock Options

The Company maintains stock-based compensation plans which allow for the issuance of stock options and non-vested common stock to executives, directors, and employees. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Accordingly, the intrinsic value of both the non-vested stock and stock options grants, with an exercise price less then the market value of the underlying common stock on the date of the grant, were recognized in the consolidated statement of operations under APB Opinion No. 25.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense determined under a fair-value-based method in fiscal year 2005 continues to be disclosed on a pro forma basis only. As a result of the Company’s adoption of SFAS No. 123R, we recorded $205,000 of additional stock based compensation related to stock options during the three months ended March 31, 2006.

Pro forma net loss and loss per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R, are as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss:
Net loss, as reported	$(3,189)
Add: Stock-based employee compensation included in reported net loss	220
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(1,611)

Pro forma net loss	$(4,580)

Loss per common share – basic and diluted:
As reported	$(0.08)
Pro forma	(0.11)

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

Contingencies

The Company records accruals for contingencies arising from claims, assessments, litigation, fines, and penalties and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, such as conversion and prepayment features are considered derivative instruments and are required by SFAS No. 133, to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value. See Note 6 for additional information regarding the Company’s outstanding derivatives.

Comprehensive Loss

We report comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources.

Computation of Historical Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period, exclusive of non-vested stock grants. Diluted loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, including incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of our senior secured convertible promissory notes, and non-vested stock grants. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued (“FASB”) SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. An entity may apply SFAS No. 155 on an instrument-by-instrument basis to instruments that it holds at the date of adoption. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In September 2005, the FASB approved EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. EITF No. 05-8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109, Accounting for Income Taxes. EITF No. 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF No. 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF No. 05-8 had no impact on the Company’s financial position, results of operations, and cash flows.

(2) Liquidity

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2007. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity.

On May 15, 2006, we entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “May Investor”). Under the terms of the Purchase Agreement, the May Investor agreed to loan the Company $4.0 million and the Company agreed to issue to the May Investor a senior subordinated discounted promissory note (“Discount Note”) in the principal amount of $5.3 million. The closing of the purchase and sale of the Discount Note is subject to certain conditions contained in the Purchase Agreement. If the closing occurs, we anticipate that the transaction will result in net proceeds of approximately $3.7 million, after deducting the estimated offering costs and fees. We can provide no assurance that we will be successful in completing this financing or obtaining any other required or desired financing on acceptable terms or at all.

Our ability to obtain certain types of additional financing, as well as our ability to pay the remaining principal balance of our senior secured convertible promissory notes (see Note 6) in our common stock, thus preserving our cash balances, also depends on the approval by our shareholders of a proposal (i) to approve the issuance of shares of our common stock pursuant to the notes in an aggregate amount exceeding 19.99% of our outstanding shares of common stock, and (ii) to approve a reverse stock split. These proposals were contained in a Definitive Proxy Statement on Schedule 14A, we filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2006 in connection with our 2006 annual meeting of shareholders, which is scheduled to be held on May 19, 2006.

(3) Acquisition

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson, and Alphen Trading Limited (collectively, the “DU Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union Limited (“Digital Union”), a private limited company registered in England, from the DU Shareholders. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the DU Shareholders an aggregate of 4,458,690 shares of Verticalnet common stock. Under the Share Purchase Agreement, DU Shareholders may receive up to an additional 3,500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction which would be recorded as additional purchase consideration at that time. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. Digital Union’s results have been included in the Company’s results since July 23, 2005.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet and Digital Union, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of the period presented. The unaudited pro forma information for the three months ended March 31, 2005 combines the historical results for Verticalnet for the three months ended

March 31, 2005 and the historical results of Digital Union for the three months ended March 31, 2005. The following pro forma information is in thousands, except per share amounts.

Three months ended March 31, 2005
Revenue	$5,855
Net loss	$(4,026)
Basic and diluted loss per share	$(0.09)
Basic and diluted weighted average shares outstanding	45,756

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts Receivable, trade	$3,083	$4,883
Unbilled accounts receivable	122	228
Retainage	81	81

	3,286	5,192
Less: allowance for doubtful accounts	(4)	(4)

	$3,282	$5,188

Unbilled receivables represent revenue recognized for performance under customer contracts and agreements which have not been billed as of the period end. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Software	$1,701	$1,694
Computer equipment	1,916	1,846
Office equipment and furniture	263	250
Leasehold improvements	890	888

	4,770	4,678
Less: accumulated depreciation and amortization	(3,535)	(3,390)

	$1,235	$1,288

From time to time, we enter into capital lease arrangements for property and equipment. As of March 31, 2006 and December 31, 2005, the gross amount included in computer equipment related to capital leases was $355,000 and $311,000, respectively. Accumulated amortization applicable to capital leases was $179,000 and $151,000 as of March 31, 2006 and December 31, 2005, respectively.

Depreciation and amortization related to property and equipment was $145,000 and $141,000 for the three months ended March 31, 2006 and 2005, respectively. Amortization applicable to property and equipment under capital leases of $28,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively, is included in such expense.

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts payable	$1,574	$1,908
Legal and settlement liabilities (Note 8)	482	144
Taxes payable	607	612
Compensation and related costs	423	642
Restructuring costs (Note 10)	261	65
Acquisition related costs	—	57
Other	981	610

	$4,328	$4,038

(5) Goodwill and Other Intangibles

The following table reflects the components of amortizable intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2006:
Acquired technology	$3,715	$2,940	$775
Customer contracts and relationships	6,845	4,234	2,611
Non-compete agreements	250	130	120
Trademarks	10	6	4

	$10,820	$7,310	$3,510

December 31, 2005:
Acquired technology	$3,713	$2,781	$932
Customer contracts and relationships	6,832	3,898	2,934
Non-compete agreements	250	119	131
Trademarks	10	4	6

	$10,805	$6,802	$4,003

Our goodwill balance consists of $3.0 million from the Digital Union acquisition, $4.9 million from the Tigris Corp. (“Tigris”) acquisition, which occurred in January 2004, and $11.5 million from the B2eMarkets, Inc. (“B2eMarkets”) acquisition, which occurred in July 2004.

During the three months ended March 31, 2006 and 2005, we recognized $505,000 and $563,000, respectively, in intangible asset amortization expense.

(6) Long-term Debt, Convertible Notes, and Other Non-Current Liabilities

Long-term debt, convertible notes, and other non-current liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Capital leases	$177	$161
Senior secured convertible promissory notes	3,836	4,419
Other long-term liabilities	1,027	99

	5,040	4,679
Less: current portion of long-term debt and convertible notes	(3,606)	(2,638)

Long-term debt, convertible notes, and other non-current liabilities	$1,434	$2,041

On August 16, 2005, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Senior Notes”) to various independent institutional investors (the “August Investors”). The Senior Notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of March 31, 2006, 7,150,299 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market, and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 141,429 shares of common stock having the same terms and conditions as the warrants issued to the August Investors.

The Senior Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Senior Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and the total shares issued for the Senior Notes cannot exceed 19.99% of the total outstanding common shares. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Senior Notes, the August Investors may require the Company to prepay the Senior Notes at 110% of the remaining principal amount of the Senior Notes or redeem the Senior Notes and under certain events, the related warrants at the then fair value determined by the related agreement.

The Company filed a shelf registration statement (the “Registration Statement”) with the Securities and Exchange Commission on September 15, 2005, registering for resale the shares of common stock issuable upon conversion of the Senior Notes and exercise of the warrants. The Registration Statement was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company can cause a mandatory conversion if after six months following the effective date of the Registration Statement the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Senior Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Senior Notes include, among others, suspension from listing on an applicable trading market, the Registration Statement fails to remain effective, and default on other Company indebtedness. Upon an event of default, the August Investors can declare all amounts under the Senior Notes due and payable.

The Company has also agreed that if the August Investors are unable to use the Registration Statement because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that the Registration Statement cannot be used. A delisting of the Company’s common stock from the Nasdaq stock market would cause the August Investors to be unable to use the Registration Statement for a period of time until the Company filed another registration statement and would require payment of such amounts.

The Company agreed that if the Company’s shareholders do not approve a proposal to permit the Company to issue common stock upon conversion of the Senior Notes in excess of 19.99% of the number of shares of common stock outstanding immediately prior to the date the Senior Notes were sold (the “Shareholder Proposal”) at the next annual meeting of shareholders, then as long as the Senior Notes remain outstanding the Company will cause a shareholders’ meeting to be held every six months thereafter seeking the approval of the Shareholder Proposal.

The Company has agreed with the August Investors (i) that it will maintain at least $1.5 million in its bank accounts while the Senior Notes are outstanding; (ii) that they will have rights of first refusal on future financings within fourteen months after the effective date of the Registration Statement; and (iii) that it will be restricted from issuing certain types of debt and equity instruments while the Senior Notes are outstanding.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of March 31, 2006, the derivative liabilities had a fair value of $274,000 and $530,000, for the conversion and prepayment feature, and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a $507,000 benefit for the three months ended March 31, 2006, which is included in interest and other (income) expense, net in the accompanying consolidated statement of operations.

The debt discount of $2.4 million is being accreted over the life of the Senior Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. For the three months ended March 31, 2006, the Company recorded additional interest expense of $427,000 related to this accretion. The unamortized debt discount at March 31, 2006 and December 31, 2005 was approximately $1.1 million and $1.6 million, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 141,429 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Senior Notes. The net balance of the deferred financing costs as of March 31, 2006 and December 31, 2005 was approximately $368,000 and $491,000, respectively. For the three months ended March 31, 2006, the Company recorded $120,000 of interest expense related to the amortization of the deferred financing costs. At March 31, 2006, $37,000 of accrued interest related to the Senior Notes was included in accounts payable and accrued expenses in the consolidated balance sheet.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. In addition to the 1,945,010 shares of common stock issued during the three months ended March 31, 2006, for the principal and interest payments in April and May 2006, the Company elected to pay with its common stock and as a result, the Company has issued an additional 1,747,142 shares of common stock from April 1, 2006 through May 1, 2006.

(7) Commitments and Contingencies

Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2006 (a)	$738	$83	$821
2007	707	79	786
2008	536	38	574
2009	373	2	375
2010	365	—	365

	2,719	202	2,921
Less interest	—	(25)	(25)

Total	$2,719	$177	$2,896

(a)	Reflects amounts payable over the last nine months of 2006.

These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of March 31, 2006.

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

The Company currently has employment agreements with certain senior executives that provide for a minimum level of salaries in 2006, and automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses.

(8) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement and held a final “fairness” hearing on the settlement in April 2006, but reserved a ruling on the settlement.

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”).

The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiff claims damages accrued to it in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company and the other defendants filed a motion to dismiss the complaint, and in January 2006, the Court granted the motion in part, but denied it in part. The Court dismissed the complaint as to the individual defendants, but did not dismiss the complaint with respect to certain claims against Verticalnet and another defendant unrelated to the Company. On February 24, 2006, the Company and the other defendant filed a Third Party Complaint against Zvi Schreiber and Wyoma Investments seeking indemnification and contribution from Schreiber and Wyoma pursuant to certain agreements between and among the parties. On May 4, 2006, the Company and the other defendant filed a Request for Entry of Default against Schreiber. On May 5, 2006, Schreiber filed a Motion to Dismiss the Third Party Complaint. The Court has not entered the default judgment against Schreiber or decided the Motion to Dismiss the Third Party Complaint. The Company continues to dispute the allegations raised in the Complaint and intends to continue to vigorously defend itself.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement (the “First Action”). CombineNet, which did not specify any amount of damages in its complaint, alleged that prior to the Company’s January 2004 acquisition of Tigris Corp., CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company has denied that it has misappropriated or misused any alleged trade secrets of CombineNet and contends that it has not acted improperly. On August 4, 2005, the court denied CombineNet’s motion for a special injunction. Since September 14, 2005, this matter has been pending through an alternative dispute resolution procedure before an independent expert selected by the parties (the “Expert”). Under the parties’ alternative dispute resolution procedure, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. On April 18, 2006, the Expert issued a final report, which included findings that were in favor of, as well as adverse to, the Company. On April 24, 2006, CombineNet filed another action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company seeking to clarify Verticalnet’s obligations under the alternative dispute resolution procedure (the “Second Action”). On May 9, 2006, CombineNet and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolves the First Action and the Second Action. The Settlement Agreement provides, among other things, that (i) the Company will pay CombineNet (a) $125,000 upon execution of the Agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet grants Verticalnet a limited license to use the CombineNet technology found by the expert to be in Verticalnet’s products in order to complete existing contracts; (iii) Verticalnet will permit the Expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX use or are derived from CombineNet’s technology: (iv) Verticalnet will permit the Expert to review certain future Verticalnet optimization products to determine whether the new products use or are derived from CombineNet’s technology, and (v) that Verticalnet will pay the Expert’s fees, both for the original review and for the future reviews set forth in sections (iii) and (iv) above. During the three months ended March 31, 2006 the Company recorded $722,000 in litigation and settlement costs for the Settlement Agreement and related legal costs.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(9) Capital Stock

At March 31, 2006 and December 31, 2005, our amended and restated Articles of Incorporation provide us the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

(10) Restructuring

During the three months ended March 31, 2006, we incurred additional restructuring charges of $238,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at March 31, 2006 was $261,000. The Company expects to complete all payments relating to this restructuring accrual within the next 12 months.

The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the three months ended March 31, 2006 (in thousands):

	Accrual at December 31, 2005	Restructuring Charges	Cash Payments	Adjustments (a)	Accrual at March 31, 2006
Lease costs	$60	$—	$(30)	$(7)	$23
Employee severance and related benefits	5	238	(5)	—	238

	$65	$238	$(35)	$(7)	$261

(a)	The adjustments represent a change in estimates related to Digital Union lease costs.

During the three months ended March 31, 2005, there were no restructuring charges recorded.

(11) Share Based Compensation

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans (“Option Plans”). The various Option Plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors. The plans can grant various types of options, such as nonqualified and incentive stock options, as well as non-vested stock and restricted stock units (“RSUs”). Under these option plans approximately 9 million shares of common stock are reserved for issuance upon the exercise of options, including those outstanding at March 31, 2006. As of March 31, 2006 there were approximately 474,000 shares available to be granted under these plans.

The exercise prices for the options are determined by our board of directors and are generally equal to the fair market value of the common stock on the date of grant. Non-vested stock awards and restricted stock units are issued at $0.01 per share and generally vest over a one- to four-year period. Generally, the options vest over a two- to four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested awards.

Stock Option Fair Value Information

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company also uses historical data to estimate employee forfeiture rates. The expected life of options represents the period of time that options are expected to be outstanding. Starting in 2006, upon the adoption of SFAS 123R the Company began using the simplified method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments, to recalculate expected life, prior to January 1, 2006, the expected life of options was derived from historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted during the three months ended March 31, 2006 and 2005, were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.4%	3.8%
Expected life	5.25 - 6 years	1.8 years
Expected volatility	125.4%	129.3%
Expected dividend yield	0%	0%
Forfeiture rate	15.9%	14.4%

General Stock Option Information

A summary of option activity under our stock option plans for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Options outstanding at January 1, 2006	6,466,908	$5.18
Granted	252,000	0.69
Exercised	—	—
Forfeited	(67,768)	1.21
Expired	(14,612)	3.11

Options outstanding at March 31, 2006	6,636,528	$5.06	7.2	$37,217

Options exercisable at March 31, 2006	4,959,803	$6.42	6.6	$23,377

A summary of the status of the Company’s unvested options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Options	Weighted Average Grant-Date Fair Value ($)
Unvested options at January 1, 2006	1,836,942	$0.87
Granted	252,000	0.69
Vested	(344,449)	1.53
Forfeited	(67,768)	0.91

Unvested options at March 31, 2006	1,676,725	$0.66

The weighted-average estimated grant date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $0.69 and $1.37, respectively. During the three months ended March 31, 2006, the Company recorded $205,000 of stock-based compensation expense associated with these stock option awards. As of March 31, 2006, there was approximately $967,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Option Plans which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units and Non-Vested Shares Information

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards along with non-vested stock grants, are determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. RSU and non-vested stock activity is summarized in the following table:

	Number		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Restricted stock units and non-vested shares at January 1, 2006	950,269
Granted	1,188,429
Exercised	(244,399	)(1)
Forfeited	(26,573)

Restricted stock units and non-vested shares at March 31, 2006	1,867,726		9.6	$896,508

(1)	The intrinsic value of exercised non-vested shares during 2006 was $140,855.

A summary of the status of the Company’s unvested restricted stock units and non-vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Options	Weighted Average Grant-Date Fair Value ($)
Unvested restricted stock units and non-vested shares outstanding at January 1, 2006	887,227	$1.18
Granted	1,188,429	0.57
Vested	(267,596)	1.67
Forfeited	(26,573)	0.61

Unvested restricted stock units and non-vested shares outstanding at March 31, 2006	1,781,487	0.71

During the three months ended March 31, 2006 and 2005, the Company granted 1.2 million and 248,000 shares, respectively, of non-vested common stock to executive officers and certain employees with a fair value of approximately $677,000 and $287,000, respectively. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the three months ended March 31, 2006 and 2005, the Company recorded $250,000 and $220,000, respectively, of stock-based compensation expense associated with non-vested stock grants. As of March 31, 2006, there was approximately $900,000 of unrecognized compensation cost related to unvested restricted stock units and non-vested shares. The cost is expected to be recognized over a weighted-average period of 0.6 years.

As of March 31, 2006 approximately 86,000 restricted stock units have vested but the related grants are not issued as a result of individual elections made at the grant date to defer distribution until a later date.

Stock-based Compensation Expense

Total stock-based compensation was recorded in the three months ended March 31, 2006 and 2005, respectively, to various operating expense categories as follows:

	Three Months Ended March 31,
	2006	2005
Cost of revenues	$114	$12
Research and development	70	14
Sales and marketing	100	91
General and administrative	196	103

	$480	$220

(12) Segment Information

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

Information regarding revenues for the three months ended March 31, 2006 and 2005 and long-lived assets in geographic areas as of March 31, 2006 and December 31, 2005, is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Revenues:
United States	$3,481	$4,983
International	435	293

Total revenues	$3,916	$5,276

	March 31, 2006	December 31, 2005
Long-lived Assets:
United States	$1,719	$1,965
International	95	91

	$1,814	$2,056

Revenues are attributed to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

(13) Interest and Other (Income) Expense, Net

Interest and other (income) expense, net is comprised of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest (income) expense, net	$640	$(37)
Change in fair value of derivative liabilities	(507)	—
Transaction (gain) loss	21	(6)
Gain on asset disposal	—	(5)
Other (income) expense, net	(1)	8

	$153	$(40)

As a result of certain features contained in our $6.6 million principal amount senior convertible promissory notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $804,000 and are recorded on the balance sheet as of March 31, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three months ended March 31, 2006, we recorded a non-cash benefit of $507,000. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the senior convertible promissory notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be accreted over the life of the notes and recorded as additional interest expense. During the three months ended March 31, 2006, we recorded $427,000 as interest expense related to this accretion.

(14) Subsequent Event

On May 15, 2006, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “May Investor”). Under the terms of the Purchase Agreement, the May Investor agreed to loan the Company $4.0 million and the Company agreed to issue to the May Investor a senior subordinated discounted promissory note (the “Discount Note”) in the principal amount of $5.3 million. The closing of the purchase and sale of the Discount Note is subject to certain conditions as contained in the Purchase Agreement. Because of these conditions, no assurance can be given that the closing will occur. If the closing occurs, the Company anticipates that the transaction will result in net proceeds to the Company of approximately $3.7 million, after deducting the estimated offering costs and fees. Pursuant to the Purchase Agreement, the Company intends to use the net proceeds for working capital and general corporate purposes, subject to certain exceptions and limitations. C.E. Unterberg, Towbin is acting as placement agent for the Company. The closing of the sale of the Discount Note is expected to occur in the next several days.

Pursuant to the Purchase Agreement, the Company agreed to use commercially reasonable efforts to obtain the consent of the holders of the Senior Notes to permit the Company granting a subordinated lien and security interest in all of the Company’s assets to the May Investor. The Discount Note, when issued, will become due on the earlier of 18 months or March 31, 2007, if the Company is unable to obtain the consent of the holders of the Senior Notes to convert the Discount Note to a secured note. Interest on the principal amount of the Discount Note will accrue at 6% per annum, and will be payable quarterly, in arrears, beginning July 2006 until the Discount Note’s maturity.

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

Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on the Nasdaq Capital Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in Part II , Item 1A of this report entitled “Risk Factors.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended March 31,
	2006	2005
Revenues:
Software and software related	39.4%	28.7%
Services	60.6%	71.3%

Total revenues	100.0%	100.0%

Cost of revenues:
Cost of software and software related	15.3%	13.3%
Cost of services	42.2%	37.1%
Amortization of acquired technology and customer contracts	6.3%	4.5%

Total cost of revenues	63.8%	54.9%

Gross profit	36.2%	45.1%
Operating expenses:
Research and development	37.7%	32.7%
Sales and marketing	49.4%	36.8%
General and administrative	42.1%	30.0%
Litigation and settlement costs	26.0%	0.6%
Restructuring charges	6.1%	—
Amortization of other intangible assets	6.6%	6.1%

Total operating expenses	167.9%	106.3%

Operating loss	(131.7%)	(61.2%)
Interest and other (income) expense, net	3.9%	(0.8%)

Net loss	(135.6%)	(60.4%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	March 31,
	2006			2005
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	49	7	56	74	—	74
Research and development	28	29	57	29	38	67
Sales and marketing	31	—	31	30	—	30
General and administrative	23	—	23	23	—	23

Total	131	36	167	156	38	194

Revenues

	Three months ended March 31,		Difference
(in thousands)	2006	2005	$	%
Software and software related	$1,541	$1,515	$26	1.7%
Services	2,375	3,761	(1,386)	(36.9%)

Total revenues	$3,916	$5,276	$(1,360)	(25.8%)

Revenue Concentration

As of and for the three months ended March 31, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$624	$707	18.1%	$1,322	$1,193	22.6%
B	683	599	15.3	908	966	18.3
All others, net of allowance	1,975	2,610	66.6	2,958	3,117	59.1

Total	$3,282	3,916	100.0%	$5,188	5,276	100.0%

(a)	Represents both billed and unbilled amounts

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. For our on-demand hosted term-based licensed solutions, the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term-based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a specified percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Service revenues are driven by a contract, project, or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees revenue is recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized.

As presented in the table above, the decrease in total revenues for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to the decrease in revenues generated from our two largest customers, which represented $853,000 of the decrease. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle in the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regards to Customer A, we have begun to see an anticipated decrease in expected revenue levels which we expect will continue during 2006. Historically, revenues generated from Customer A have varied significantly by quarter.

In addition, during 2005 we implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

During the three months ended March 31, 2006, the Company made progress in signing additional software and software related agreements. During 2006, the Company entered into 8 new software and software related agreements with customers for a total value of $1.3 million compared to 13 new software and software related agreements for a total value of $921,000 in 2005. However, as discussed above, under applicable accounting guidance we recognize the software revenues from term-based licenses ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during 2006.

Cost of Revenues

	Three months ended March 31,		Difference
(in thousands)	2006	2005	$	%
Cost of software and software related	$598	$700	$(102)	(14.6%)
Cost of services	1,652	1,958	(306)	(15.6%)
Amortization of acquired technology and customer contracts	247	239	8	3.3%

Total cost of revenues	$2,497	$2,897	$(400)	(13.8%)

As a result of our continuing integration efforts, we have been able to remove significant costs, specifically headcount related costs from our cost structure. During 2006, we will continue to investigate opportunities to remove costs from our ongoing operations. We expect that our cost of revenues and operating costs will be at lower levels in 2006 compared to where they were during 2005.

Operating expenses, including cost of revenues, increased to $9.1 million in the three months ended March 31, 2006 compared to $8.5 million in the three months ended March 31, 2005. The increase in operating expenses is primarily attributable to an increase in litigation and settlement costs of $985,000, restructuring charges of $238,000, and stock-based compensation of $260,000, which is primarily attributable to the implementation of the modified prospective method adoption of SFAS No. 123R in first quarter 2006. These increases were offset by an overall decline in operating costs due to cost cutting measures initiated in 2005.

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

Software and software related costs decreased by approximately $102,000 during the three months ended March 31, 2006 as compared to the same period in 2005. The decrease was primarily due to the reduction in the headcount related costs and hosting of $114,000 and $45,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in offshore resource costs, stock based compensation costs, and other related costs of $35,000, $16,000 and $6,000, respectively, as compared to the same period in 2005.

Cost of Services

Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

The decrease in service related costs that resulted from the decline in service revenues were a reduction in headcount related costs, third party consulting, and other related costs of $300,000, $79,000, and $48,000, respectively, as compared to the same period in 2005. These were partially offset by increases in stock based compensation and travel and entertainment costs of $86,000 and $35,000, respectively, as compared to the same period in 2005.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts increased slightly for the three months ended March 31, 2006 as compared to the same period in 2005 due to additional intangible amortization acquired from the Digital Union acquisition in July 2005 offset by the completion of the amortization of intangible assets from prior acquisitions.

Operating Expenses

	Three months ended March 31,		Difference
(in thousands)	2006	2005	$	%
Research and development	$1,475	$1,725	$(250)	(14.5%)
Sales and marketing	1,935	1,944	(9)	(0.5%)
General and administrative	1,650	1,582	68	4.3%
Litigation and settlement costs	1,018	33	985	2984.8%
Restructuring charges	238	—	238	N/A
Amortization of other intangible assets	258	324	(66)	(20.4%)

Total operating expenses	$6,574	$5,608	$966	17.2%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.

During the three months ended March 31, 2006, the decrease in research and development costs were primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $375,000 and $101,000 respectively. These costs were further reduced by a decrease in third-party consulting (other then offshore development) and other related costs of $55,000 and $48,000, respectively. The decrease was offset by the impacted of the Digital Union, acquisition, which occurred in July 2005, which represented an increase in research and development costs of $274,000. In addition, the decrease in research and development costs were partially offset by the increase in stock based compensation of $56,000, as compared to the same period in 2005. During 2005 and 2006, the Company took many steps to lower its overall cost structure, including the reduction of personnel. We have begun to see the impact of these cost reductions and we expect to continue to see their impact during 2006.

As of March 31, 2006, the Company had a total of 57 people dedicated to development, which includes 29 dedicated offshore developers, compared to a total development headcount of 67, including 38 dedicated offshore developers as of March 31, 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.

The slight decrease in sales and marketing expenses for the three months ended March 31, 2006 as compared to the same period was achieved despite the additional costs incurred as a result of the Digital Union acquisition, which were $256,000.

Accounting for the decrease were decreases in Verticalnet’s historical headcount related costs, general consulting and other sales and marketing costs of $283,000, $5,000, and $25,000, respectively. The decreases were offset by increases in marketing expenses, such as advertising, public relations, and trade shows, stock based compensation, and travel and entertainment costs of $29,000, $9,000, and $9,000, respectively, as compared to the same period in 2005. The increase in marketing expense is the result of the ramping up of the Company’s marketing campaigns.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees.

The increase in general and administrative expenses for the three months ended March 31, 2006 was primarily a result of the Digital Union acquisition, which represented approximately $100,000 of the increase. In addition, stock based compensation, professional fees, and headcount related costs increased by $93,000, $21,000, and $85,000, respectively, during the three months ended March 31, 2006 as compared to the same period in 2005. The increase in stock based compensation was the result of the Company’s implementation of SFAS No. 123R during the first quarter of 2006. These costs were offset by decreases in the costs of being a public company (such as financial printing, investor relations, and transfer agent fees), recruitment, insurance, travel and entertainment, and other general and administrative costs of $39,000, $37,000, $30,000, $26,000, and $99,000, respectively, as compared to the same period in 2005. These decreases are a result of the Company’s continuing commitment to control its costs.

Litigation and Settlement Costs

During the three months ended March 31, 2006 the Company recorded $722,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company recorded litigation related expenses of $296,000 relating to the Jodek Case (see Note 8 to the consolidated financial statements).

Restructuring Charges

During the three months ended March 31, 2006, we recorded $238,000 in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

During the three months ended March 31, 2005, there were no restructuring charges recorded.

Amortization of Other Intangible Assets

The decrease in amortization of other intangible assets during the three months ended March 31, 2006 as compared to the same period in 2005 was a result of a full year of amortization of other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, and the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net is comprised of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest (income) expense, net	$640	$(37)
Change in fair value of derivative liabilities	(507)	—
Transaction (gain) loss	21	(6)
Gain on asset disposal	—	(5)
Other (income) expense, net	(1)	8

	$153	$(40)

As a result of certain features contained in our $6.6 million principal amount senior convertible promissory notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $804,000 and are recorded on the balance sheet as of March 31, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three months ended March 31, 2006, we recorded a non-cash benefit of $507,000.

Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock. At the time of the issuance of the senior convertible promissory notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be accreted over the life of the notes and recorded as additional interest expense. During the three months ended March 31, 2006, we recorded $427,000 as interest expense related to this accretion.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$3,172	$4,576
Accounts receivable, net	$3,282	$5,188
Working capital (deficit)	$(3,394)	$681
Current ratio	0.70	1.07
Deferred revenue	$3,618	$3,610
Total debt and derivative liabilities, including current portion	$5,303	$6,000

	Three Months Ended
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(1,333)	$(2,485)
Net cash provided by (used in) investing activities	53	(48)
Net cash used in financing activities	(133)	(100)

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the three months ended March 31, 2006, net cash used in operating activities was approximately $1.3 million and was primarily a result of the net loss from operations of $5.3 million, offset by $1.2 million in non-cash charges, an increase of $888,000 in account payable and accrued expenses, and a decrease of $1.9 million in accounts receivable, prepaid expenses, and other assets.

As a result of the decrease in revenue generated from Customer B, as well as the impact of the Digital Union acquisition in July 2005, we experienced a negative impact on our operating cash flows as compared to 2005. In the long-term, we believe that the addition of Digital Union (see Note 3 to the consolidated financial statements), will help us achieve increased software and software related revenues, deeper channel relationships, reduced customer concentration, and improved visibility in Europe and the United Kingdom. We believe that the short-term impact on our cash used in operating activities will be more than offset by the growth opportunities for the combined business. During the first quarter of 2006, cash used in operating activities was lower than all but one quarter of 2005 and we expect we will continue to see improvement in 2006. This improvement is a result of our continued restructuring program to reduce our operating costs.

Investing activities

During the three months ended March 31, 2006, net cash provided by investing activities was $53,000 and consisted of a change in restricted cash of $155,000 offset by acquisition related payments of $57,000 and capital expenditures of $45,000.

Financing activities

During the three months ended March 31, 2006, net cash used in financing activities was $133,000 which related to $135,000 in principal payments on long-term debt and obligations under capital leases offset by $2,000 in proceeds from the exercise of stock options.

We believe that our current level of liquid assets will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2007. However, to the extent that the current levels of liquid assets prove to be insufficient, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity.

On May 15, 2006, we entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “May Investor”). Under the terms of the Purchase Agreement, the May Investor agreed to loan the Company $4.0 million and the Company agreed to issue to the May Investor a senior subordinated discounted promissory note (“Discount Note”) in the principal amount of $5.3 million. The closing of the purchase and sale of the Discount Note is subject to certain conditions contained in the Purchase Agreement. If the closing occurs, we anticipate that the transaction will result in net proceeds of approximately $3.7 million, after deducting the estimated offering costs and fees. We can provide no assurance that we will be successful in completing this financing or obtaining any other required or desired financing on acceptable terms or at all.

Our ability to obtain certain types of additional financing, as well as our ability to pay the remaining principal balance of our senior secured convertible promissory notes (see Note 6) in our common stock, thus preserving our cash balances, also depends on the approval by our shareholders of a proposal (i) to approve the issuance of shares of our common stock pursuant to the notes in an aggregate amount exceeding 19.99% of our outstanding shares of common stock, and (ii) to approve a reverse stock split. These proposals were contained in a Definitive Proxy Statement on Schedule 14A, we filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2006 in connection with our 2006 annual meeting of shareholders, which is scheduled to be held on May 19, 2006.

Part of our growth strategy includes pursuing strategic acquisitions of businesses. We have made acquisitions in the past, and may make acquisitions in the future. Historically, we have financed our acquisitions with the proceeds of our private placements, cash on hand, and shares of our common stock. We expect to finance any potential future acquisitions with cash generated by operations, additional sales or issuances of shares of our common stock, or a combination of the foregoing.

Contractual Commitments

The following table outlines future contractual commitments (see Note 5, 6, 7, and 8 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2006(a)	2007	2008	2009	2010	Thereafter	Total
Senior convertible notes (b)	$3,107	$2,173	$—	$—	$—	$—	$5,280
Operating leases	738	707	536	373	365	—	2,719
Capital leases (c)	83	79	38	2	—	—	202
Liability settlement (d)	300	200	150	—	—	—	650
Tenant improvement loan (e)	8	11	7	—	—	—	26
Insurance financing (f)	457	—	—	—	—	—	457
Employment agreements (g)	1,016	52	—	—	—	—	1,068
Other obligations (h)	148	52	11	—	—	—	211

Total	$5,857	$3,274	$742	$375	$365	$—	$10,613

(a)	Reflects amounts payable over the last nine months of 2006.

(b)	Senior convertible notes include future interest obligations.

(c)	Capital lease balances include future interest obligations.

(d)	Liability settlement balances include future interest obligations.

(e)	Tenant improvement loan balances include future interest obligations.

(f)	Relates to insurance policy financing in 2006.

(g)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.8 million.

(h)	Relates to third-party hosting facilities and minimum offshore development resources commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2006 and December 31, 2005, we were not involved with any unconsolidated SPEs or VIEs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro and/or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the three months ended March 31, 2006 and 2005, approximately 11% and 6%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Other than the senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Senior Notes”) as noted below, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 4.5% at March 31, 2006. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

Derivatives

On August 16, 2005, the Company issued the Senior Notes to various independent institutional investors (the “August Investors”) (see Note 6 to the consolidated financial statements). The Senior Notes are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $0.70 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $0.70 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of March 31, 2006, 7,150,299 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 4,719,000 shares of Verticalnet common stock at an exercise price of $0.77 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $0.77 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares.

The Senior Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Senior Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined, and the total shares issued for the Senior Notes cannot exceed 19.99% of the total outstanding common shares. We intend to seek shareholder approval authorizing the Company to exceed the 19.99%. If the proposal is not approved by the shareholders, we are required to seek approval every six months until the proposal is ratified. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Senior Notes, the August Investors may require the Company to prepay the Senior Notes at 110% of the remaining principal amount of the Senior Notes or redeem the Senior Notes and under certain events, the related warrants at the then fair value determined by the related agreement. The interest rate on the Senior Notes is 9.0% per annum and, accordingly, is not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company could be at above-market rates.

The Company filed a shelf registration statement (the “Registration Statement”) with the Securities and Exchange Commission on September 15, 2005, registering for resale the shares of common stock issuable upon conversion of the Senior Notes and exercise of the warrants. The Registration Statement was declared effective by the Securities and Exchange Commission on October 7, 2005.

The Company has also agreed that if the August Investors are unable to use the Registration Statement because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that the Registration Statement cannot be used.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of March 31, 2006, the derivative liabilities had a fair value of $274,000 and $530,000, for the conversion and prepayment feature, and the warrants, respectively.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. In addition to the 1,945,010 shares of common stock issued during the three months ended March 31, 2006, for the principal and interest payments in April and May 2006, the Company elected to pay with its common stock and as a result, the Company has issued an additional 1,747,142 shares of common stock from April 1, 2006 through May 1, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. The evaluation referred to in paragraph (a) of this Item did not identify any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiff claims damages accrued to it in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company and the other defendants filed a motion to dismiss the complaint, and in January 2006, the Court granted the motion in part, but denied it in part. The Court dismissed the complaint as to the individual defendants, but did not dismiss the complaint with respect to certain claims against Verticalnet and another defendant unrelated to the Company. On February 24, 2006, the Company and the other defendant filed a Third Party Complaint against Zvi Schreiber and Wyoma Investments seeking indemnification and contribution from Schreiber and Wyoma pursuant to certain agreements between and among the parties. On May 4, 2006, the Company and the other defendant filed a Request for Entry of Default against Schreiber. On May 5, 2006, Schreiber filed a Motion to Dismiss the Third Party Complaint. The Court has not entered the default judgment against Schreiber or decided the Motion to Dismiss the Third Party Complaint. The Company continues to dispute the allegations raised in the Complaint and intends to continue to vigorously defend itself.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement (the “First Action”). CombineNet, which did not specify any amount of damages in its complaint, alleged that prior to the Company’s January 2004 acquisition of Tigris Corp., CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company has denied that it has misappropriated or misused any alleged trade secrets of CombineNet and contends that it has not acted improperly. On August 4, 2005, the court denied CombineNet’s motion for a special injunction. Since September 14, 2005, this matter has been pending through an alternative dispute resolution procedure before an independent expert selected by the parties (the “Expert”). Under the parties’ alternative dispute resolution procedure, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. On April 18, 2006, the Expert issued a final report, which included findings that were in favor of, as well as adverse to, the Company. On April 24, 2006, CombineNet filed another action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company seeking to clarify Verticalnet’s obligations under the alternative dispute resolution procedure (the “Second Action”). On May 9, 2006, CombineNet and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolves the First Action and the Second Action. The Settlement Agreement provides, among other things, that (i) the Company will pay CombineNet (a) $125,000 upon execution of the Agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet grants Verticalnet a limited license to use the CombineNet technology found by the expert to be in Verticalnet’s products in order to complete existing contracts; (iii) Verticalnet will permit the Expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX use or are derived from CombineNet’s technology: (iv) Verticalnet will permit the Expert to review certain future Verticalnet optimization products to determine whether the new products use or are derived from CombineNet’s technology, and (v) that Verticalnet will pay the Expert’s fees, both for the original review and for the future reviews set forth in sections (iii) and (iv) above.

Item 1A.	Risk Factors

We may require additional capital for our operations and obligations.

Although, based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will be sufficient to finance our capital requirements and anticipated operating losses through at least May 31, 2007, any projection of future long-term cash needs and cash flows are inherently subject to uncertainty. There is no assurance that our resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements during this period. We may need, or find it advantageous, to raise additional funds in the future to fund our growth, pursue sales and licensing opportunities, develop new or enhanced products and services, respond to competitive pressures, or acquire complementary businesses, technologies, or services.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

We may not generate an operating profit.

As of March 31, 2006, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For the three months ended March 31, 2006, two customers accounted for $1.3 million or 33.4% of our total revenues. During the same period in 2005, these same two customers accounted for $2.2 million or 40.9% of our total revenues. A termination or material reduction of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of March 31, 2006, these two customers accounted for $1.3 million or 39.8% of our accounts receivable balance, of which $687,000 has been collected as of May 1, 2006. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.

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

Our common stock is currently listed on the Nasdaq Capital Market. A continued listing on the Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. Since March 14, 2005, our stock has closed below $1.00 per share. On April 27, 2005, we received written notification from the staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4)[,] (the “Rule”). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided an initial period of 180 calendar days, or until October 24, 2005, to regain compliance.

On October 26, 2005, we received a second notice from Nasdaq stating that the Staff had determined that we had not regained compliance with the Rule, although we met all of the Nasdaq Capital Market initial listing criteria, except for the bid price requirement. Because we met the initial listing criteria, the Staff notified us that we had been granted an additional 180 calendar day compliance period, or until April 24, 2006, to regain compliance with the minimum bid price rule. The notice stated that the Staff would provide written notification that we have achieved compliance with the Rule if at any time before April 24, 2006, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days, although the notice also [states]stated that the Staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

On April 26, 2006, we received a third notice from Nasdaq stating that we had not regained compliance with the Rule, and as a result, our common stock would be delisted from the Nasdaq Capital Market at the opening of business on May 5, 2006, unless we requested an appeal hearing before a Listing Qualifications Panel (the “Panel”), in accordance with Nasdaq Marketplace Rule 4800 Series. On May 2, 2006, we requested a hearing before the Panel to review the Staff’s delisting determination. On May 5, 2006, we received a notice from Nasdaq stating that our hearing request was granted and our hearing before the Panel is scheduled for June 15, 2006. As a result, the delisting of our common stock has been stayed pending the Panel’s decision at the hearing. There can be no assurance the Panel will grant our request for continued listing.

On April 12, 2006, we filed a Definitive Proxy Statement on Schedule 14A in connection with our 2006 annual meeting of shareholders (the “Proxy Statement”), which is scheduled to be held on May 19, 2006. One of the proposals set forth in the Proxy Statement is to obtain approval from our shareholders to authorize our board of directors to affect a reverse split of our outstanding common stock at an exchange ratio of no less than 1-for-3 and no more than 1-for-7 (the “Stock Split”). If the Stock Split is completed, we expect to satisfy the Rule. However, there can be no assurance that we will be able to meet all initial inclusion criteria for the Nasdaq Capital Market in Nasdaq Marketplace Rule 4310(c), following the Stock Split or that the Panel will grant our request for continued listing. Also, there can be no assurance that our shareholders will approve this proposal or that if approved, our board of directors will affect the Stock Split. Please see the Proxy Statement for more information on the Stock Split proposal.

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

We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent or future hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services may suffer. We have also reduced our sales force as part of our cost containment and cost reduction initiatives. Our failure to field an effective sales organization could have a material adverse effect on our operating performance and financial condition.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5.	Other Information

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement (the “First Action”). CombineNet, which did not specify any amount of damages in its complaint, alleged that prior to the Company’s January 2004 acquisition of Tigris Corp., CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company has denied that it has misappropriated or misused any alleged trade secrets of CombineNet and contends that it has not acted improperly. On August 4, 2005, the court denied CombineNet’s motion for a special injunction. Since September 14, 2005, this matter has been pending through an alternative dispute resolution procedure before an independent expert selected by the parties (the “Expert”). Under the parties’ alternative dispute resolution procedure, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. On April 18, 2006, the Expert issued a final report, which included findings that were in favor of, as well as adverse to, the Company. On April 24, 2006, CombineNet filed another action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company seeking to clarify Verticalnet’s obligations under the alternative dispute resolution procedure (the “Second Action”). On May 9, 2006, CombineNet and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolves the First Action and the Second Action. The Settlement Agreement provides, among other things, that (i) the Company will pay CombineNet (a) $125,000 upon execution of the Agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet grants Verticalnet a limited license to use the CombineNet technology found by the expert to be in Verticalnet’s products in order to complete existing contracts; (iii) Verticalnet will permit the Expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX use or are derived from CombineNet’s technology: (iv) Verticalnet will permit the Expert to review certain future Verticalnet optimization products to determine whether the new products use or are derived from CombineNet’s technology, and (v) that Verticalnet will pay the Expert’s fees, both for the original review and for the future reviews set forth in sections (iii) and (iv) above.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment dated March 16, 2006 between Verticalnet, Inc. and Nathanael Lentz. (1)

10.2	Amendment dated March 16, 2006 between Verticalnet, Inc. and Gene S. Godick. (2)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section1350.†

*	Filed herewith.

†	Furnished herewith.

(1)	Filed as Exhibit 10.1 to the registrant’s report on Form 8-K filed March 23, 2006.

(2)	Filed as Exhibit 10.2 to the registrant’s report on Form 8-K filed March 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

Date: May 15, 2006

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: May 15, 2006