Form 10-Q
period 2006-06-30
VERTICALNET INC
filed 2006-08-14
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2006 was 8,156,456 (includes 48,294 shares subject to an escrow agreement in connection with a prior acquisition).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

Part I. Financial Information

Item 1. Consolidated Financial Statements

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,173	$4,576
Restricted cash	—	155
Accounts receivable, net	5,377	5,188
Prepaid expenses and other current assets	1,095	735

Total current assets	10,645	10,654

Property and equipment, net	1,122	1,288
Goodwill	9,590	19,331
Other intangible assets, net	3,097	4,003
Other assets	809	768

Total assets	$25,263	$36,044

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$7,925	$2,638
Accounts payable and accrued expenses	5,198	4,038
Deferred revenues	3,896	3,297

Total current liabilities	17,019	9,973

Non-current portion of deferred revenues	389	313
Derivative liabilities	110	1,321
Long-term debt, convertible notes, and other non-current liabilities	614	2,041

Total liabilities	18,132	13,648

Commitments and contingencies (see Notes 2, 6, 7, and 8)

Shareholders’ equity:

Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at June 30, 2006 and December 31, 2005	—	—
Common stock $.01 par value, 21,428,571 shares authorized at June 30, 2006 and 14,285,714 shares authorized at December 31, 2005, 7,968,181 shares issued at June 30, 2006 and 7,081,345 shares issued at December 31, 2005	80	71
Additional paid-in capital	1,229,018	1,226,469
Deferred compensation	—	(593)
Accumulated other comprehensive loss	(200)	(403)
Accumulated deficit	(1,220,962)	(1,202,343)

	7,936	23,201
Treasury stock at cost, 9,377 shares at June 30, 2006 and December 31, 2005	(805)	(805)

Total shareholders’ equity	7,131	22,396

Total liabilities and shareholders’ equity	$25,263	$36,044

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software and software related	$1,890	$1,597	$3,431	$3,112
Services	2,295	3,447	4,670	7,208

Total revenues	4,185	5,044	8,101	10,320

Cost of revenues:
Cost of software and software related	575	758	1,173	1,458
Cost of services	1,432	1,823	3,084	3,781
Amortization of acquired technology and customer contracts	249	240	496	479

Total cost of revenues	2,256	2,821	4,753	5,718

Gross profit	1,929	2,223	3,348	4,602

Operating expenses:
Research and development	1,398	1,741	2,873	3,466
Sales and marketing	1,899	2,082	3,834	4,026
General and administrative	1,688	1,396	3,338	2,978
Litigation and settlement costs	8	5	1,026	38
Restructuring charges (reversals)	(22)	324	216	324
Impairment charge for goodwill	9,877	—	9,877	—
Amortization of other intangible assets	201	301	459	625

Total operating expenses	15,049	5,849	21,623	11,457

Operating loss	(13,120)	(3,626)	(18,275)	(6,855)
Interest and other expense, net	191	338	344	298

Net loss	$(13,311)	$(3,964)	$(18,619)	$(7,153)

Basic and diluted loss per common share	$(1.75)	$(0.66)	$(2.52)	$(1.19)

Basic and diluted weighted average common shares outstanding	7,597	6,023	7,389	6,010

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(18,619)	$(7,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232	1,402
Stock-based compensation	1,064	417
Impairment of goodwill	9,877	—
Accretion of promissory notes and non-cash interest	1,043	—
Change in the fair value of derivative liabilities	(1,201)	—
Amortization of deferred financing costs	256	—
Write-down related to cost method investment	—	364
Other non-cash items	9	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(189)	1,541
Prepaid expenses and other assets	317	(3)
Accounts payable and accrued expenses	1,738	(910)
Deferred revenues	675	(226)

Net cash used in operating activities	(3,798)	(4,568)

Investing activities:
Acquisitions related payments	(57)	(150)
Capital expenditures	(66)	(242)
Restricted cash	155	—

Net cash provided by (used in) investing activities	32	(392)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(342)	(366)
Proceeds from issuance of senior subordinated discount note, net	3,677	—
Proceeds from exercise of stock options and issuance of non-vested stock	8	8

Net cash provided by (used in) financing activities	3,343	(358)

Effect of exchange rate fluctuation on cash and cash equivalents	20	(133)

Net decrease in cash and cash equivalents	(403)	(5,451)
Cash and cash equivalents - beginning of period	4,576	9,370

Cash and cash equivalents - end of period	$4,173	$3,919

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$129	$16
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$2,063	$—
Capital expenditures financed through capital lease arrangements	42	141
Financed insurance policies	663	816

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

	Shares	Amount
Balance, January 1, 2006 (Note 1)	7,081	$71	$1,226,469	$(593)	$(403)	$(1,202,343)	$(805)	$22,396

Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(593)	593	—	—	—	—
Exercise of stock options, non-vested stock, and restricted units	26	—	2	—	—	—	—	2
Issuance of common stock to employees	1	—	6	—	—	—	—	6
Conversion of and payments on senior convertible promissory notes and accrued interest into / with common stock (Note 6)	711	7	2,056	—	—	—	—	2,063
Reclassification of warrants	—	—	10	—	—	—	—	10
Issuance of non-vested stock	149	2	4	—	—	—	—	6
Stock-based compensation expense	—	—	1,064	—	—	—	—	1,064
Net loss	—	—	—	—	—	(18,619)	—	(18,619)
Other comprehensive loss	—	—	—	—	203	—	—	203

Balance, June 30, 2006	7,968	$80	$1,229,018	$—	$(200)	$(1,220,962)	$(805)	$7,131

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(13,311)	$(3,964)	$(18,619)	$(7,153)
Foreign currency translation adjustment	165	(40)	203	(133)

Comprehensive loss	$(13,146)	$(4,004)	$(18,416)	$(7,286)

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

Reclassifications

The Company has made certain reclassifications to prior period amounts in the statement of operations to conform to the current period presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, the Company has reclassified $197,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses for the three months ended June 30, 2005. For the six months ended June 30, 2005, we reclassified $417,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses. In addition, the Company has separately identified litigation and settlement costs of $5,000 and $38,000 for the three and six months ended June 30, 2005, respectively. Litigation costs have been reclassified out of general and administrative costs and into a separate line item within operating expenses on the accompanying consolidated statement of operations. The following table reflects the effect of all of these reclassifications for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As previously reported	As reclassified	As previously reported	As reclassified
Cost of revenues - software and software related	$756	$758	$1,455	$1,458
Cost of revenues - services	1,794	1,823	3,741	3,781
Research and development	1,737	1,741	3,448	3,466
Sales and marketing	2,009	2,082	3,862	4,026
General and administrative	1,312	1,396	2,824	2,978
Stock-based compensation	197	—	417	—
Litigation and settlement costs	—	5	—	38

Reverse Stock Split

At the Company’s 2006 Annual Meeting of Shareholders held on May 19, 2006, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of not less than one-for-three and not more than one-for-seven, and authorized the Company’s Board of Directors to implement a reverse stock split within this range at any time prior to the 2007 Annual Meeting of Shareholders.

On June 12, 2006, the Company effected a one-for-seven reverse split of its outstanding shares of common stock, par value $0.01 per share (the “Reverse Split”). Pursuant to the Reverse Split, each holder of seven shares of the Company’s common stock became the holder of one share of the Company’s common stock. All outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of common stock, were adjusted in accordance with their terms and pursuant to the ratio of the Reverse Split. No fractional shares were issued in connection with the Reverse Split. Any fractional shares resulting from the Reverse Split were rounded up to the nearest whole share and no cash payment was made in respect to such rounding.

All references in the consolidated financial statements to shares and per share amounts have been adjusted for this reverse split.

On June 8, 2006, the Company filed an Amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Secretary of State of the Commonwealth of Pennsylvania to effect: (i) the Reverse Split; and (ii) an increase the number of authorized shares of common stock to 21,428,571 shares.

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

Restricted Cash

Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At June 30, 2006 and December 31, 2005, we had approximately $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheets. In addition, at December 31, 2005, we had approximately $155,000 of restricted cash classified as other current assets that was released from restrictions in February 2006.

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

We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. In June 2006, based on our current market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customer), we concluded we were required to assess whether any portion of our recorded goodwill balance was impaired. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company, to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on June 30, 2006, and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value was less than the carrying value of the Company’s net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $9.9 million. As of June 30, 2006 and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline from the date we performed this impairment test. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of June 30, 2006 and December 31, 2005, our financial instruments included cash equivalents, cost method investments, accounts receivable, accounts payable, capital leases, derivative and other liabilities, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, promissory notes, and the cost method investments, are a reasonable estimate of their fair market values at June 30, 2006 and December 31, 2005 due to the short maturities of such items. The Company believes that the fair values of the cost method investments, capital leases, promissory notes, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the consolidated balance sheet as of June 30, 2006 and December 31, 2005.

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

Revenue Recognition

Software and software related revenues

Software and software related revenues have been principally derived from the licensing of our products, from maintenance and support contracts, from third-party software reseller commissions, and from hosting services. Customers who license our products also generally purchase maintenance contracts which provide software updates and technical support over a stated term, which is usually a twelve-month period. As part of licensing our products, a customer may also purchase custom development and implementation services from us.

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

We recognize revenue related to software arrangements in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and six months ended June 30, 2006, the Company recorded $324,000 in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom.

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

As of and for the six months ended June 30, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$365	$1,220	15.1%	$1,409	$2,704	26.2%
B	274	1,036	12.8	398	1,805	17.5
All others, net of allowance	4,738	5,845	72.1	2,554	5,811	56.3

Total	$5,377	8,101	100.0%	$4,361	10,320	100.0%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006		2005
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$513	12.3%	$1,511	30.0%
B	437	10.4	839	16.6
All others, net of allowance	3,235	77.3	2,694	53.4

Total	4,185	100.0%	5,044	100.0%

Stock Options

The Company maintains stock-based compensation plans which allow for the issuance of stock options, restricted stock units (“RSU’s”), and non-vested common stock to executives, directors, and employees. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the intrinsic value of the non-vested stock, restricted stock units, and stock option grants, with an exercise price less then the market value of the underlying common stock on the date of the grant, were recognized in the consolidated statement of operations under APB Opinion No. 25.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense determined under a fair-value-based method in fiscal year 2005 continues to be disclosed on a pro forma basis only. As a result of the Company’s adoption of SFAS No. 123R, we recorded $180,000 and $385,000 of additional stock based compensation, related to stock options, for the three and six months ended June 30, 2006, respectively.

Pro forma net loss and loss per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R, are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
Net loss, as reported	$(3,964)	$(7,153)
Add: Stock-based employee compensation included in reported net loss	197	417
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(715)	(1,572)

Pro forma net loss	$(4,482)	$(8,308)

Loss per common share – basic and diluted:
As reported	$(0.66)	$(1.19)
Pro forma	$(0.74)	$(1.38)

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

During the three and six months ended June 30, 2006 and 2005, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

As a result, potentially dilutive common shares of 3,421,830 and 1,991,097 as of June 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive. In addition, 7,075 shares held in escrow in connection with the acquisition of B2eMarkets, Inc. were only included in the loss per share calculation subsequent to their release date of February 25, 2005.

As a result of the Digital Union Limited acquisition (see note 3), there were 95,544 shares of common stock that were held in escrow. Of those held in escrow, 47,250 shares were released in July 2006 and the remaining 48,294 will be released in the first quarter of 2007. These shares were excluded from the loss per share calculations during the three and six months ended June 30, 2006 and 2005, and will be included subsequent to their respective release dates.

All loss per share calculations have been adjusted for the Reverse Stock Split (see note 1).

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

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We are currently evaluating the impact of the adoption of FIN 48 on our financial position, results of operations, and cash flows.

In June 2006, EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company will adopt EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 is not expected to have significant impact on our consolidated financial statements.

(2) Liquidity and Going Concern

We currently believe that we will be able to finance our capital requirements and anticipated operating losses through August 31, 2007 assuming that we are able to obtain the Consent from the holders of the Senior Notes, which we are currently seeking, and we are able to repay the Senior Notes with our common stock as discussed below. Even if these events do occur, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity.

We may, however, be required to make future principal and interest payments on our $6.6 million aggregate principal amount of senior secured convertible promissory notes due July 2007 (the “Senior Notes”) in cash instead of shares of common stock because a new registration statement registering shares issuable under the Senior Notes has not yet been declared effective by the Securities and Exchange Commission (the “SEC”) and because of the recently reduced trading volume of our common stock. Historically, we have made the monthly principal and interest payments under the Senior Notes in shares of common stock. If we cannot make the monthly principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

In September 2005, we filed a registration statement (the “2005 Registration Statement”) with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Senior Notes or upon conversion of the Senior Notes. The 2005 Registration Statement was declared effective by the SEC in October 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Senior Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Senior Notes or upon conversion of the Senior Notes. As of August 14, 2006, the New Registration Statement has not yet been declared effective by the SEC. As of August 2, 2006, we had 173,000 shares of common stock remaining available for issuance under the 2005 Registration Statement for payments on the Senior Notes, which, based on the current trading price and trading volume of our common stock, would not be sufficient to pay the entire amount of the next principal and interest payment due on September 1, 2006 in shares of common stock. Therefore, unless the New Registration Statement is declared effective prior to August 23, 2006, the date we have to notify the Senior Note holders whether we will be making all or any portion of the principal and interest payment in shares of common stock, we will be required to pay at least a portion of the payment in cash.

In addition, even if the New Registration Statement is declared effective, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

On May 18, 2006, we issued to an institutional investor (the “May Investor”) a senior subordinated discounted promissory note in the principal amount of $5.3 million due November 18, 2007 (the “Discount Note”). Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes, to permit us to grant the May Investor a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the May Investor can declare the Discount Note due at any time after January 31, 2007. As a result, the obligations under the Discount Note have been reflected on our consolidated balance sheet as of June 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year. We are actively seeking the Consent from the holders of the Senior Notes. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. If we obtain the Consent from the holders of the Senior Notes before November 18, 2006, the obligations under the Discount Note will be reflected as long-term debt on our consolidated balance sheet. No assurance can be made that we will be able to obtain the Consent. As of June 30, 2006, we are in compliance with the covenants of the Discount Note.

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

(3) Acquisition

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson, and Alphen Trading Limited (collectively, the “DU Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union Limited (“Digital Union”), a private limited company registered in England, from the DU Shareholders. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the DU Shareholders an aggregate of 636,956 shares of Verticalnet common stock. Under the Share Purchase Agreement, DU Shareholders may receive up to an additional 500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction which would be recorded as additional purchase consideration at that time. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. Digital Union’s results have been included in the Company’s results since July 23, 2005.

The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet issued an aggregate amount of 636,956 shares of common stock, valued on the date of closing at approximately $3.0 million. A total of 95,544 of the shares are being held in escrow, of which 47,250 shares were released in July 2006 and 48,294 will be released in the first quarter of 2007.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet and Digital Union, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of the period presented. The unaudited pro forma information for the three and six months ended June 30, 2005 combines the historical results for Verticalnet for the three and six months ended June 30, 2005 and the historical results of Digital Union for the three and six months ended June 30, 2005. The following pro forma information is in thousands, except per share amounts.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$5,202	$11,057
Net loss	$(4,823)	$(8,943)
Basic and diluted loss per share	$(0.73)	$(1.35)
Basic and diluted weighted average shares outstanding	6,564	6,551

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts Receivable, trade	$4,914	$4,883
Unbilled accounts receivable	464	228
Retainage	3	81

	5,381	5,192
Less: allowance for doubtful accounts	(4)	(4)

	$5,377	$5,188

Unbilled receivables represent revenue recognized for performance under customer contracts and agreements which have not been billed as of the period end. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Software	$1,701	$1,694
Computer equipment	1,941	1,846
Office equipment and furniture	263	250
Leasehold improvements	890	888

	4,795	4,678
Less: accumulated depreciation and amortization	(3,673)	(3,390)

	$1,122	$1,288

From time to time, we enter into capital lease arrangements for property and equipment. As of June 30, 2006 and December 31, 2005, the gross amount included in computer equipment related to capital leases was $353,000 and $311,000, respectively. Accumulated amortization applicable to capital leases was $204,000 and $151,000 as of June 30, 2006 and December 31, 2005, respectively.

Depreciation and amortization related to property and equipment was $132,000 and $156,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization applicable to property and equipment under capital leases of $25,000 for both the three months ended June 30, 2006 and 2005, is included in such expense.

Depreciation and amortization related to property and equipment was $277,000 and $298,000 for the six months ended June 30, 2006 and 2005, respectively. Amortization applicable to property and equipment under capital leases of $53,000 and $39,000 for the six months ended June 30, 2006 and 2005, respectively, is included in such expense.

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts payable	$3,171	$1,908
Legal and settlement liabilities (Note 8)	187	144
Taxes payable	610	612
Compensation and related costs	369	642
Restructuring costs (Note 10)	112	65
Acquisition related costs	—	57
Other	749	610

	$5,198	$4,038

(5) Goodwill and Other Intangibles

Other Intangibles

The following table reflects the components of amortizable intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2006:
Acquired technology	$3,721	$3,101	$620
Customer contracts and relationships	6,888	4,522	2,366
Non-compete agreements	250	142	108
Trademarks	10	7	3

	$10,869	$7,772	$3,097

December 31, 2005:
Acquired technology	$3,713	$2,781	$932
Customer contracts and relationships	6,832	3,898	2,934
Non-compete agreements	250	119	131
Trademarks	10	4	6

	$10,805	$6,802	$4,003

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

During the three months ended June 30, 2006 and 2005, we recognized $450,000 and $541,000, respectively, in intangible asset amortization expense.

During the six months ended June 30, 2006 and 2005, we recognized $955,000 and $1.1 million, respectively, in intangible asset amortization expense.

Goodwill

As of December 31, 2005, our goodwill balance consisted of $3.0 million from the Digital Union acquisition, $4.9 million from the Tigris Corp. acquisition, which occurred in January 2004, and $11.5 million from the B2eMarkets, Inc. acquisition, which occurred in July 2004.

In accordance with SFAS No. 142, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2006, based on our current market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customers), we concluded that we were required to assess whether any portion of our recorded goodwill balance was impaired. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on June 30, 2006 ($1.29), and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value was less than the carrying value of the Company’s net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $9.9 million, which is included in impairment charge for goodwill in the accompanying statements of operations for the three and six months ended June 30, 2006. Subsequent to June 30, 2006, and through the date of filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

(6) Long-term Debt, Convertible Notes, and Other Non-Current Liabilities

Long-term debt, convertible notes, and other non-current liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Capital leases	$147	$161
Senior secured convertible promissory notes	3,255	4,419
Senior subordinated discount note	4,222	—
Other long-term liabilities	915	99

	8,539	4,679
Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(7,925)	(2,638)

Long-term debt, convertible notes, and other non-current liabilities	$614	$2,041

Senior Secured Convertible Promissory Notes

On August 16, 2005, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Senior Notes”) to various independent institutional investors (the “August Investors”). The Senior Notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of June 30, 2006, 825,626 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $5.39 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $5.39 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 20,205 shares of common stock having the same terms and conditions as the warrants issued to the August Investors.

The Senior Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Senior Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Senior Notes, the August Investors may require the Company to prepay the Senior Notes at 110% of the remaining principal amount of the Senior Notes or redeem the Senior Notes and under certain events, the related warrants at the then fair value determined by the related agreement.

On September 15, 2005, we filed the 2005 Registration Statement with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Senior Notes or upon conversion of the Senior Notes. The 2005 Registration Statement also registered for resale the shares of common stock issuable upon exercise of the warrants. The 2005 Registration Statement was declared effective by the SEC on October 7, 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Senior Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Senior Notes or upon conversion of the Senior Notes. As of August 14, 2006, the New Registration Statement has not yet been declared effective by the SEC.

The Company can cause a mandatory conversion of the Senior Notes into shares of common stock if after six months following the effective date of the 2005 Registration Statement the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Senior Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Senior Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Senior Notes include, among others, suspension from listing on an applicable trading market, the 2005 Registration Statement or the New Registration Statement, if declared effective, fails to remain effective, and default on other Company indebtedness. Upon an event of default, the August Investors can declare all amounts under the Senior Notes due and payable.

The Company has also agreed that if the August Investors are unable to use either the 2005 Registration Statement or the New Registration Statement, if declared effective, because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that such registration statement cannot be used.

The Company has agreed with the August Investors (i) that it will maintain at least $1.5 million in its bank accounts while the Senior Notes are outstanding; (ii) that they will have rights of first refusal on future financings within fourteen months after the effective date of the 2005 Registration Statement; and (iii) that it will be restricted from issuing certain types of debt and equity instruments while the Senior Notes are outstanding. As of June 30, 2006, the Company is in compliance with the covenants of the Senior Notes.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of June 30, 2006, the derivative liabilities had a fair value of $80,000 and $30,000, for the conversion and prepayment feature, and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a benefit of $694,000 and $1.2 million for the three and six months ended June 30, 2006, respectively, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

The debt discount of $2.4 million is being accreted over the life of the Senior Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. The Company recorded additional interest expense for the three and six months ended June 30, 2006 of $371,000 and $798,000, respectively related to this accretion. The unamortized debt discount at June 30, 2006 and December 31, 2005 was approximately $760,000 and $1.6 million, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Senior Notes. The net balance of the deferred financing costs as of June 30, 2006 and December 31, 2005 was approximately $257,000 and $491,000, respectively. For the three and six months ended June 30, 2006, the Company recorded $111,000 and $231,000, respectively, of interest expense related to the amortization of the deferred financing costs. At June 30, 2006, $30,000 of accrued interest related to the Senior Notes was included in accounts payable and accrued expenses in the consolidated balance sheet.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. In addition to the 702,127 shares of common stock issued during the six months ended June 30, 2006, for the principal and interest payment in August 2006, the Company paid with a combination of cash and its common stock and as a result, the Company has issued an additional 188,607 shares of common stock on August 1, 2006. The Company elected to pay the July 2006 principal and interest payment in cash. As of August 2, 2006, we had approximately 173,000 shares of common stock remaining available for issuance under the 2005 Registration Statement for payments on the Senior Notes, which, based on the current trading price and trading volume of our common stock, would not be sufficient to pay the entire amount of the next principal and interest payment due on September 1, 2006 in shares of common stock. Therefore, unless the New Registration Statement is declared effective prior to August 23, 2006, the date we have to notify the Convertible Note holders whether we will be making all or any portion of the principal and interest payment in shares of common stock, we will be required to pay at least a portion of the payment in cash.

Senior Subordinated Discount Note

On May 15, 2006, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “May Investor”). Under the terms of the Purchase Agreement, the May Investor agreed to loan the Company $4.0 million and the Company agreed to issue to the May Investor a senior subordinated discounted promissory note in the principal amount of $5.3 million (the “Discount Note”). The difference between the loan amount and the principal amount has been recorded as a debt discount in the accompanying consolidated balance sheet.

Pursuant to the Purchase Agreement, the Company agreed to use commercially reasonable efforts to obtain the consent of the holders of the Senior Notes, to permit the Company to grant a subordinated lien and security interest in all of the Company’s and its subsidiaries’ assets to the May Investor (the “Consent”).

The Company issued the Discount Note on May 18, 2006. Interest on the principal amount of the Discount Note accrues at 6.00% per annum payable quarterly in arrears, beginning July 2006 until the maturity date. The principal amount of the Discount Note will become due on the earlier of: (i) 18 months from the date of issuance; (ii) January 31, 2007, if the Company is unable to obtain the Consent; or (iii) the date on which the Company consummates a fundamental transaction, which is defined to include a transaction involving the sale of substantially all of its assets or any merger, consolidation, or similar transaction involving the transfer of greater than 50% of the Company’s outstanding voting securities, any reclassification or change in the outstanding shares of the Company’s common stock, other then a change of par value or as a result of a subdivision or combination or the Reverse Split, or any event or transaction or series of such that results in the Company’s Board of Directors ceasing to constitute a majority of the Company’s Board. The Company may prepay the Discount Note at any time. However, if the Company was not able to obtain the Consent by June 18, 2006, the interest rate would increase to 12% per annum (“the Rate Increase”). Although the Company was unable to obtain the Consent by June 18, 2006, the May Investor granted the Company a conditional waiver (the “Conditional Waiver”) to the Rate Increase if prior to July 18, 2006, the Company was able to enter into an agreement with a third party, satisfactory to the May Investor, with respect to certain potential liabilities. Because the Company was not able to enter into such agreement by July 18, 2006, pursuant to the Discount Note and the Conditional Waiver, the interest rate increased from 6% per annum to 12% per annum retroactively effective to June 18, 2006. The May Investor can declare the Discount Note due at any time after January 31, 2007, unless the Company obtains the Consent prior to that date. As a result, the obligations under the Discount Note have been reflected on our consolidated balance sheet as of June 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year. We are actively seeking the Consent from the holders of the Senior Notes. If we obtain the Consent before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. In addition, if we obtain the Consent before November 18, 2006, the obligation under the Discount Note will be reflected as long-term debt on our consolidated balance sheet. No assurance can be made that we will be able to obtain the Consent.

Furthermore, the Discount Note provides that upon the occurrence of certain events of default, including among others the failure to make a timely payment on the Discount Note or any other indebtedness in excess of $100,000, suffering an event of default under other indebtedness, bankruptcy, an uncovered final judgement being rendered against the Company exceeding $100,000, a “going concern” opinion being issued by the Company’s independent registered public accounting firm, or the failure to maintain the listing of the Company’s stock on a satisfactory exchange or market including the OTC Bulletin Board, the interest rate will increase to 14.00% per annum. In addition, if an event of default occurs due to bankruptcy, the Discount Note and accrued interest would automatically become due and payable. Upon all other events of default, the May Investor can declare the Discount Note and accrued interest automatically due and payable. As of June 30, 2006, we are in compliance with the terms of the Discount Note.

The terms of the Discount Note restricts the Company’s ability to sell its assets without the written consent of the May Investor, incur indebtedness, make cash payments on existing indebtedness, pay dividends, and redeem outstanding shares.

The transaction resulted in net proceeds to the Company of approximately $3.7 million, after deducting the offering costs and fees. The Company intends to use these proceeds for working capital and general corporate purposes, subject to certain exceptions and limitations set forth in the Purchase Agreement.

The debt discount of $1.3 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is January 31, 2007) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 56.0%. The Company recorded additional interest expense for the three and six months ended June 30, 2006 of $222,000 related to this amortization. The unamortized debt discount at June 30, 2006 was approximately $1.1 million. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of June 30, 2006 was approximately $299,000. For the three and six months ended June 30, 2006, the Company recorded $25,000 of interest expense related to the amortization of the deferred financing costs. At June 30, 2006, $50,000 of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the consolidated balance sheet.

(7) Commitments and Contingencies

Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2006 (a)	$491	$47	$538
2007	711	80	791
2008	536	38	574
2009	373	1	374
2010	366	—	366

	2,477	166	2,643
Less interest	—	(19)	(19)

Total	$2,477	$147	$2,624

(a)	Reflects amounts payable over the last six months of 2006.

These future minimum lease payments include all leases for which we are contractually committed to make payments as of June 30, 2006.

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

(8) Litigation

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement. In April 2006, the District Court held a final “fairness” hearing on the proposed settlement but reserved its final approval.

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”).

The Complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiff claims damages accrued to it in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company and the other defendants filed a motion to dismiss the Complaint, and in January 2006, the Court granted the motion in part, but denied it in part. The Court dismissed the Complaint as to the individual defendants, but did not dismiss the Complaint with respect to certain claims against Verticalnet and another defendant unrelated to the Company. On May 5, 2006, counsel for the Company’s insurer advised the Company that the insurer was largely denying coverage under the applicable $10.0 million directors and officers insurance policy (the “D&O Policy”), and that it would pro-rate the outstanding defense cost to those claims that were outstanding and not covered by the D&O Policy. Although the Company disputes the denial of coverage by the insurer, the result of the insurer’s action is to increase the Company’s costs of defending the matter and require the Company to institute an action against the insurer to determine the coverage issue. Beginning in February 2006, and ending in June 2006, a Magistrate Judge of the U.S. District Court conducted several mandated settlement conferences with the Company and the plaintiff. On June 27, 2006, the parties reported to the Magistrate Judge that they agreed to a settlement of the litigation whereby: (i) the settlement amount was fixed at $5,563,000; (ii) Verticalnet agreed to (a) pay the balance of its $500,000 retention obligation under the D&O Policy (less than $120,000) to the plaintiff, and (b) prosecute an action at the plantiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iii) the plaintiff agreed to release Verticalnet of all claims. As a result of the release Verticalnet will only be required to pay the settlement amount of $5,563,000 if any of the claim is collected from the insurer, therefore this amount is not recorded as a liability in the consolidated balance sheet.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement (the “First Action”). CombineNet, which did not specify any amount of damages in its complaint, alleged that prior to the Company’s January 2004 acquisition of Tigris Corp.(“Tigris”), CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company denied that it has misappropriated or misused any alleged trade secrets of CombineNet. On August 4, 2005, at an emergency hearing requested by CombineNet, the court denied CombineNet’s motion for a temporary restraining order. On September 14, 2005, the parties agreed that this matter would be decided through an alternative dispute resolution procedure before an independent expert selected by the parties (the “Expert”). Under the parties’ alternative dispute resolution procedure, if found to have employed CombineNet’s proprietary CEDL technology, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. On April 18, 2006, the Expert issued a final report, which included findings that were in favor of, as well as adverse to, the Company. On April 24, 2006, CombineNet filed another action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company seeking to clarify Verticalnet’s obligations under the alternative dispute resolution procedure (the “Second Action”). On May 9, 2006, CombineNet and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolved the First Action and the Second Action. The Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the Agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet technology through July 2006 in order to complete existing contracts; (iii) Verticalnet will permit the Expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX use or are derived from CombineNet’s technology; (iv) Verticalnet will permit the Expert to review certain future Verticalnet optimization products to determine whether the new products use or are derived from CombineNet’s technology; and (v) that Verticalnet will pay the Expert’s fees, both for the original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the Expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products are derived from CombineNET’s CEDL technology. As of August 1, 2006, the Company has paid $250,000 of the total settlement obligation. During the six months ended June 30, 2006, the Company recorded $730,000 in litigation and settlement costs for the Settlement Agreement and related costs.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(9) Capital Stock

At June 30, 2006, our amended and restated Articles of Incorporation provide us the authority to issue 21,428,571 shares of common stock and 10,000,000 shares of blank check preferred stock.

(10) Restructuring

During the six months ended June 30, 2006, we incurred additional restructuring charges of $238,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at June 30, 2006 was $112,000. The Company expects to complete all payments relating to this restructuring accrual within the next nine months.

The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the six months ended June 30, 2006 (in thousands):

	Accrual at December 31, 2005	Restructuring Charges	Cash Payments	Adjustments (a)	Accrual at June 30, 2006
Lease costs	$60	$—	$(47)	$—	$13
Employee severance and related benefits	5	238	(122)	(22)	99

	$65	$238	$(169)	$(22)	$112

(a)	The adjustments represent a change in estimates related to various severance and lease costs.

During the three and six months ended June 30, 2005, we record $324,000 of restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the six months ended June 30, 2005 (in thousands):

	Accrual at January 1, 2005	Restructuring Charges	Cash Payments	Accrual at June 30, 2005
Employee severance and related benefits	$—	$324	$(177)	$147

(11) Share Based Compensation

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans (“Option Plans”). The various Option Plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors. The plans can grant various types of options, such as nonqualified and incentive stock options, as well as non-vested stock and restricted stock units (“RSUs”). Under these option plans approximately 1.2 million shares of common stock are reserved for issuance upon the exercise of options, including those outstanding at June 30, 2006. As of June 30, 2006 there were approximately 122,000 shares available to be granted under these plans.

The exercise prices for the options are determined by our board of directors and are generally equal to the fair market value of the common stock on the date of grant. Non-vested stock and restricted stock unit awards are issued at $0.01 per share and generally vest over a one- to four-year period. Generally, the options vest over a two- to four-year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested awards.

Stock Option Fair Value Information

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company also uses historical data to estimate employee forfeiture rates. The expected life of options represents the period of time that options are expected to be outstanding. Starting in 2006, upon the adoption of SFAS 123R the Company began using the simplified method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments, to recalculate expected life, prior to January 1, 2006, the expected life of options was derived from historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted during the three months ended June 30, 2006 and 2005, were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	5.1%	3.7%	4.4%	3.7%
Expected life	6.0 years	1.9 years	5.5 years	1.9 years
Expected volatility	157.0%	127.4%	126.1%	128.3%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	15.9%	14.0%	15.9%	14.2%

General Stock Option Information

A summary of option activity under our stock option plans for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Options outstanding at January 1, 2006	921,983	$36.33
Granted	36,850	4.76
Exercised	—	—
Forfeited	(41,697)	11.31
Expired	(24,839)	17.49

Options outstanding at June 30, 2006	892,297	$36.72	6.7	$1,291

Options exercisable at June 30, 2006	709,028	$44.31	6.2	$—

A summary of the status of the Company’s unvested options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Options		Weighted Average Grant-Date Fair Value ($)
Unvested options at January 1, 2006	260,892		$9.20
Granted	36,850		4.76
Vested	(82,950	)(1)	12.18
Forfeited	(31,523)		6.93

Unvested options at June 30, 2006	183,269		$7.35

The weighted-average estimated grant date fair value of stock options granted during the three and six months ended June 30, 2006 was $1.61 and $4.76, respectively. The weighted-average estimated grant date fair value of stock options granted during the three and six months ended June 30, 2005 was $7.41 and $5.51, respectively. During the three and six months ended June 30, 2006, the Company recorded $180,000 and $385,000, respectively of stock-based compensation expense associated with these stock option awards. As of June 30, 2006, there was approximately $691,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Option Plans which are expected to be recognized over a weighted average period of 1.0 years.

Restricted Stock Units and Non-Vested Shares Information

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards along with non-vested stock grants, are determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. RSU and non-vested stock activity is summarized in the following table:

	Number		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Restricted stock units and non-vested shares at January 1, 2006	135,605
Granted	176,808
Exercised	(100,368	)(1)
Forfeited	(13,037)

Restricted stock units and non-vested shares at June 30, 2006	199,008		9.2	$242,790

(1)	The intrinsic value of exercised non-vested shares during 2006 was $221,714.

A summary of the status of the Company’s unvested restricted stock units and non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Number	Weighted Average Grant-Date Fair Value ($)
Unvested restricted stock units and non-vested shares outstanding at January 1, 2006	126,600	$7.84
Granted	176,808	3.98
Vested	(108,638)	6.34
Forfeited	(13,037)	4.07

Unvested restricted stock units and non-vested shares outstanding at June 30, 2006	181,733	5.25

During the three and six months ended June 30, 2006, the Company granted 7,143 and 176,808 shares, respectively, of non-vested common stock to executive officers and certain employees with a fair value of approximately $14,000 and $704,000, respectively. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the three and six months ended June 30, 2006, the Company recorded $404,000 and $679,000, respectively, of stock-based compensation expense associated with non-vested stock grants. As of June 30, 2006, there was approximately $478,000 of unrecognized compensation cost related to unvested restricted stock units and non-vested shares. The cost is expected to be recognized over a weighted-average period of 0.7 years.

During the three and six months ended June 30, 2005, the Company granted 18,385 and 53,755 shares, respectively, of non-vested common stock to executive officers and certain employees with a fair value of approximately $89,000 and $375,000, respectively. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the three and six months ended June 30, 2005, the Company recorded $197,000 and $417,000, respectively, of stock-based compensation expense associated with non-vested stock grants.

As of June 30, 2006 approximately 18,000 restricted stock units have vested but the related shares are not issued as a result of individual elections made at the grant date to defer distribution until a later date.

Stock-based Compensation Expense

Total stock-based compensation was recorded for the three and six months ended June 30, 2006 and 2005, respectively, to various operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenues	$100	$31	$214	$43
Research and development	68	4	138	18
Sales and marketing	142	73	242	164
General and administrative	274	89	470	192

	$584	$197	$1,064	$417

The Company’s operating and net loss for the three and six-month periods ended June 30, 2006 were $180,000 and $385,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively. The adoption of Statement No. 123R increased basic and diluted loss per share by $0.02 and $0.10 for the three and six months ended June 30, 2006, respectively.

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

Information regarding revenues for the three months and six months ended June 30, 2006 and 2005 and long-lived assets in geographic areas as of June 30, 2006 and December 31, 2005, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
United States	$3,403	$4,507	$6,884	$9,490
International	782	537	1,217	830

Total revenues	$4,185	$5,044	$8,101	$10,320

	June 30, 2006	December 31, 2005
Long-lived Assets:
United States	$1,849	$1,965
International	82	91

	$1,931	$2,056

Revenues are attributed to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

(13) Interest and Other Expense, Net

Interest and other expense, net is comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense (income), net	$868	$(15)	$1,508	$(52)
Change in fair value of derivative liabilities	(694)	—	(1,201)	—
Write-down related to cost method investment	—	364	—	364
Transaction loss (gain)	17	(7)	38	(13)
Other income, net	—	(4)	(1)	(1)

	$191	$338	$344	$298

As a result of certain features contained in our Senior Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $110,000 and are recorded on the balance sheet as of June 30, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three and six months ended June 30, 2006, we recorded a non-cash benefit of $694,000 and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the Senior Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and six months ended June 30, 2006, we recorded $371,000 and $798,000, respectively, as interest expense related to this amortization.

At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and six months ended June 30, 2006, we recorded $222,000 as interest expense related to this amortization.

During the three and six months ended June 30, 2006, the Company also recorded $136,000 and $256,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Senior Notes and the Discount Note.

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

In addition to implementation services, our consultants provide customers with supply management business process consulting, primarily in the areas of Spend Analysis and Collaborative Sourcing. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. Most professional services engagements also include short-term licenses of Verticalnet technology required to complete the engagement. Examples of such technology include our Advanced Bid Collection and Bid Analysis Optimization software.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Software and software related	45.2%	31.7%	42.4%	30.2%
Services	54.8%	68.3%	57.6%	69.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	13.7%	15.0%	14.5%	14.1%
Cost of services	34.2%	36.1%	38.1%	36.6%
Amortization of acquired technology and customer contracts	5.9%	4.8%	6.1%	4.6%

Total cost of revenues	53.9%	55.9%	58.7%	55.4%

Gross profit	46.1%	44.1%	41.3%	44.6%

Operating expenses:
Research and development	33.4%	34.5%	35.5%	33.6%
Sales and marketing	45.4%	41.3%	47.3%	39.0%
General and administrative	40.3%	27.7%	41.2%	28.9%
Litigation and settlement costs	0.2%	0.1%	12.7%	0.4%
Restructuring charges (reversals)	(0.5)%	6.4%	2.7%	3.1%
Impairment charge for goodwill	236.0%	—	121.9%	—
Amortization of other intangible assets	4.8%	6.0%	5.7%	6.1%

Total operating expenses	359.6%	115.9%	266.9%	111.0%

Operating loss	(313.5)%	(71.9)%	(225.6)%	(66.4)%

Interest and other expense, net	4.6%	6.7%	4.2%	2.9%

Net loss	(318.1)%	(78.6)%	(229.8)%	(69.3)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	June 30,
	2006			2005
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	38	5	43	65	—	65
Research and development	25	22	47	31	36	67
Sales and marketing	26	—	26	32	—	32
General and administrative	20	—	20	22	—	22

Total	109	27	136	150	36	186

Revenues

(in thousands)	Three months ended June 30,		Difference		Six months ended June 30,		Difference
	2006	2005	$	%	2006	2005	$	%
Software and software related	$1,890	$1,597	$293	18.3%	$3,431	$3,112	$319	10.3%
Services	2,295	3,447	(1,152)	(33.4)%	4,670	7,208	(2,538)	(35.2)%

Total revenues	$4,185	$5,044	$(859)	(17.0)%	$8,101	$10,320	$(2,219)	(21.5)%

Revenue Concentration

As of and for the six months ended June 30, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$365	$1,220	15.1%	$1,409	$2,704	26.2%
B	274	1,036	12.8	398	1,805	17.5
All others, net of allowance	4,738	5,845	72.1	2,554	5,811	56.3

Total	$5,377	8,101	100.0%	$4,361	10,320	100.0%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006		2005
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$513	12.3%	$1,511	30.0%
B	437	10.4	839	16.6
All others, net of allowance	3,235	77.3	2,694	53.4

Total	4,185	100.0%	5,044	100.0%

Software and software related revenues are comprised of software licenses, third party software reseller commissions, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

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

As presented in the table above, the decrease in total revenues for the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to the decrease in revenues generated from our two largest customers, which represented $1.4 million and $2.3 million of the decrease, respectively. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle in the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regards to Customer A, we have begun to see an anticipated decrease in expected revenue levels which we expect will continue during 2006. Historically, revenues generated from Customer A have varied significantly by quarter.

In addition, during 2005 we implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

During the three and six months ended June 30, 2006, the Company recorded $324,000 in third party software reseller commissions, respectively, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software.

During 2006, the Company continues to make progress in signing additional software and software related agreements. During the three months ended June 30, 2006, the Company entered into 8 new software and software related agreements with customers for a total value of $855,000 compared to 7 new software and software related agreements for a total value of $392,000 during the same period in 2005. However, as discussed above, under applicable accounting guidance we recognize the software revenues from term-based licenses ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during 2006.

Cost of Revenues

(in thousands)	Three months ended June 30,		Difference		Six months ended June 30,		Difference
	2006	2005	$	%	2006	2005	$	%
Cost of software and software related	$575	$758	$(183)	(24.1)%	$1,173	$1,458	$(285)	(19.5)%
Cost of services	1,432	1,823	(391)	(21.4)%	3,084	3,781	(697)	(18.4)%
Amortization of acquired technology and customer contracts	249	240	9	3.8%	496	479	17	3.5%

Total cost of revenues	$2,256	$2,821	$(565)	(20.0)%	$4,753	$5,718	$(965)	(16.9)%

As a result of our continuing integration efforts, we have been able to remove significant costs, specifically headcount related costs from our cost structure. During 2006, we will continue to investigate opportunities to remove costs from our ongoing operations. We expect that our cost of revenues and operating costs will be at lower levels in 2006 compared to where they were during 2005.

Operating expenses, excluding goodwill impairment, including cost of revenues, decreased to $7.5 million in the three months ended June 30, 2006 compared to $8.7 million in the three months ended June 30, 2005. The decrease in operating expenses is primarily attributable to an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006. The decreases were primarily offset by $756,000 of additional costs associated with the Digital Union acquisition, an increase in professional services of $112,000, public company costs (such as financial printing, investor relations, and transfer agent fees) of $104,000, and stock-based compensation of $387,000, which is primarily attributable to the implementation of the modified prospective method upon adoption of SFAS No. 123R in the first quarter of 2006.

Operating expenses, excluding goodwill impairment, including cost of revenues, decreased to $16.6 million in the six months ended June 30, 2006 compared to $17.2 million in the six months ended June 30, 2005. The decrease in operating expenses is primarily attributable to an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006. The decreases were primarily offset by $1.4 million of additional costs associated with the Digital Union acquisition, an increase in litigation and settlement costs of $988,000, professional services of $134,000, public company costs of $65,000, and stock-based compensation of $647,000, which is primarily attributable to the implementation of the modified prospective method adoption of SFAS No. 123R in first quarter 2006.

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

Software and software related costs decreased by approximately $183,000 during the three months ended June 30, 2006 as compared to the same period in 2005. The decrease was primarily due to the reduction in the headcount related costs, hosting costs, infrastructure and other related costs, and travel and entertainment costs of $146,000, $63,000, $31,000, and $15,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in offshore resource costs and stock-based compensation costs of $34,000 and $30,000, respectively, as compared to the same period in 2005, as well as $8,000 of costs associated with the Digital Union acquisition.

Software and software related costs decreased by approximately $285,000 during the six months ended June 30, 2006 as compared to the same period in 2005. The decrease was primarily due to the reduction in the headcount related costs, hosting costs, travel and entertainment costs, and infrastructure and related costs of $260,000, $108,000, $21,000, and $29,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in offshore resource costs and stock based compensation costs of $69,000 and $46,000, respectively, as compared to the same period in 2005, as well as $18,000 of additional costs associated with the Digital Union acquisition.

Cost of Services

Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

The decrease in service related costs during the three months ended June 30, 2006 that resulted from the decline in service revenues was attributed to a reduction in headcount related costs, third party consulting costs, billable travel and entertainment costs, and other related costs of $244,000, $92,000, $53,000 and $45,000, respectively, as compared to the same period in 2005. These were partially offset by increases in stock based compensation and travel and entertainment costs of $41,000 and $4,000, respectively, as compared to the same period in 2005.

The decrease in service related costs during the six months ended June 30, 2006 that resulted from the decline in service revenues was attributed to a reduction in headcount related costs, third party consulting costs, billable travel and entertainment costs, and other related costs of $544,000, $171,000, $92,000, and $54,000, respectively, as compared to the same period in 2005. These were partially offset by increases in stock based compensation and travel and entertainment costs of $127,000 and $39,000, respectively, as compared to the same period in 2005.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts increased slightly for the three and six months ended June 30, 2006 as compared to the same period in 2005 due to additional intangible amortization acquired from the Digital Union acquisition in July 2005 offset by the completion of the amortization of intangible assets from prior acquisitions.

Operating Expenses

(in thousands)	Three months ended June 30,		Difference		Six months ended June 30,		Difference
	2006	2005	$	%	2006	2005	$	%
Research and development	$1,398	$1,741	$(343)	(19.7)%	$2,873	$3,468	$(595)	(17.2)%
Sales and marketing	1,899	2,082	(183)	(8.8)%	3,834	4,025	(191)	(4.7)%
General and administrative	1,688	1,396	292	20.9%	3,338	2,979	359	12.1%
Litigation and settlement costs	8	5	3	60.0%	1,026	38	988	2600.0%
Restructuring charges (reversals)	(22)	324	(346)	(106.8)%	216	324	(108)	(33.3)%
Impairment charges for goodwill and other intangible assets	9,877	—	9,877	n/a	9,877	—	9,877	n/a
Amortization of other intangible assets	201	301	(100)	(33.2)%	459	625	(166)	(26.6)%

Total operating expenses	$15,049	$5,849	$9,200	157.3%	$21,623	$11,459	$10,164	88.7%

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.

During the three months ended June 30, 2006, the decrease in research and development costs were primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $406,000 and $147,000, respectively. These costs were further reduced by a decrease in software license costs, and other related costs of $38,000 and $47,000, respectively. The decrease was offset by the impacted of the Digital Union acquisition, which represented an increase in research and development costs of $205,000. In addition, the decrease in research and development costs were partially offset by the increase in stock based compensation and third-party consulting costs (other than off-shore development) of $55,000 and $33,000, respectively, as compared to the same period in 2005. During 2005 and 2006, the Company took many steps to lower its overall cost structure, including the reduction of personnel. We have begun to see the impact of these cost reductions and we expect to continue to see their impact during 2006.

During the six months ended June 30, 2006, the decrease in research and development costs was primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $781,000 and $248,000, respectively. These costs were further reduced by a decrease in software license costs, third-party consulting costs (other than off-shore development), and other related costs of $57,000, $22,000, and $77,000, respectively. The decrease was offset by the impacted of the Digital Union acquisition, which represented an increase in research and development costs of $479,000. In addition, the decrease in research and development costs was partially offset by the increase in stock based compensation of $111,000 as compared to the same period in 2005.

As of June 30, 2006, the Company had a total of 47 people dedicated to development, which includes 22 dedicated offshore developers, compared to a total development headcount of 67, including 36 dedicated offshore developers as of June 30, 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.

The decrease in sales and marketing expenses for the three months ended June 30, 2006 as compared to the same period was achieved despite the additional costs incurred as a result of the Digital Union acquisition, which were $438,000.

Accounting for the decrease were decreases in Verticalnet’s historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, general consulting costs and other sales and marketing costs of $332,000, $184,000, $17,000, $60,000, and $84,000, respectively. The decreases were offset by increases in stock based compensation of $57,000, as compared to the same period in 2005. We have begun to see the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact during 2006.

The decrease in sales and marketing expenses for the six months ended June 30, 2006 as compared to the same period was achieved despite the additional costs incurred as a result of the Digital Union acquisition, which were $694,000.

Accounting for the decrease were decreases in Verticalnet’s historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, general consulting costs and other sales and marketing costs of $615,000, $155,000, $8,000, $65,000 and $108,000, respectively. The decreases were offset by increases in stock based compensation of $66,000, as compared to the same period in 2005. We have begun to see the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact during 2006.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include directors and officers insurance, and audit, legal, and other professional fees.

The increase in general and administrative expenses for the three months ended June 30, 2006 was primarily a result of the Digital Union acquisition, which represented approximately $105,000 of the increase. In addition, stock based compensation, public company costs (such as financial printing, investor relations, and transfer agent fees), and professional fees increased by $184,000, $104,000, and $99,000, respectively, during the three months ended June 30, 2006 as compared to the same period in 2005. The increase in stock based compensation was the result of the Company’s implementation of SFAS No. 123R during the first quarter of 2006. These costs were offset by decreases in the costs of insurance, recruitment, historical headcount related costs and travel and entertainment costs of $61,000, $55,000, $43,000, and $42,000, respectively, as compared to the same period in 2005. These decreases are a result of the Company’s continuing commitment to control its costs.

The increase in general and administrative expenses for the six months ended June 30, 2006 was primarily a result of the Digital Union acquisition, which represented approximately $205,000 of the increase. In addition, stock based compensation, professional fees, public company costs (such as financial printing, investor relations, and transfer agent fees), and historical headcount related costs increased by $277,000, $120,000, $65,000, and $42,000, respectively, during the six months ended June 30, 2006 as compared to the same period in 2005. The increase in stock based compensation was the result of the Company’s implementation of SFAS No. 123R during the first quarter of 2006. These costs were offset by decreases in the costs of insurance, recruitment, travel and entertainment, and other general and administrative costs of $91,000, $92,000, $68,000 and $99,000, respectively, as compared to the same period in 2005.

Litigation and Settlement Costs

During the three months ended June 30, 2006, the Company recorded $8,000 of general litigation expenses. For the six months ended June 30, 2006, the Company recorded $730,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company recorded litigation related expenses of $296,000 relating to the Jodek Case (see Note 8 to the consolidated financial statements).

Restructuring Charges (Reversals)

During the three months ended June 30, 2006, the Company reversed $22,000 of the $238,000 restructuring charges previously recorded during the three months ended March 31, 2006 as compared to the $324,000 recorded during the same period in 2005. These restructuring charges were recorded in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The reversal of restructuring charges for the three months ended June 30, 2006 was primarily due to decreases in actual severance payments made to employees.

Impairment Charge for Goodwill

During the three months ended June 30, 2006, the Company performed an impairment test in accordance with SFAS No. 142. The Company normally performs the impairment test on an annual basis during the fourth quarter of each fiscal year; however, in June 2006 the Company determined that there were sufficient indicators, specifically (1) the decrease in the Company’s market capitalization and (2) the Company’s decreasing relationship with one of the Company’s largest customers to indicate that there may be an impairment of its recorded goodwill and intangible assets. Based on the Company’s testing, the Company determined that there was a goodwill impairment and therefore the Company adjusted its recorded goodwill by $9.9 million. There were no impairments identified during 2005.

Amortization of Other Intangible Assets

The decrease in amortization of other intangible assets during the three and six months ended June 30, 2006 as compared to the same periods in 2005 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

Interest and Other Expense, Net

Interest and other expense, net is comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense (income), net	$868	$(15)	$1,508	$(52)
Change in fair value of derivative liabilities	(694)	—	(1,201)	—
Write-down related to cost method investment	—	364	—	364
Transaction loss (gain)	17	(7)	38	(13)
Other income, net	—	(4)	(1)	(1)

	$191	$338	$344	$298

As a result of certain features contained in our Senior Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $110,000 and are recorded on the balance sheet as of June 30, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three and six months ended June 30, 2006, we recorded a non-cash benefit of $694,000 and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the Senior Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be amortized over the life of the notes and recorded as additional interest expense. During the three and six months ended June 30, 2006, we recorded $371,000 and $798,000, respectively, as interest expense related to this amortization.

At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and six months ended June 30, 2006, we recorded $222,000 as interest expense related to this amortization.

During the three and six months ended June 30, 2006, the Company also recorded $136,000 and $256,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Senior Notes and the Discount Note.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	June 30, 2006	December 31, 2005
Cash and cash equivalents	$4,173	$4,576
Accounts receivable, net	$5,377	$5,188
Working capital (deficit)	$(6,374)	$681
Current ratio	0.63	1.07
Deferred revenues	$4,285	$3,610
Total debt, other non-current liabilities, and derivative liabilities, including current portion	$8,539	$6,000

	Six Months Ended June 30,
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(3,798)	$(4,568)
Net cash provided by (used in) investing activities	32	(392)
Net cash provided by (used in) financing activities	3,343	(358)

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the six months ended June 30, 2006, net cash used in operating activities was approximately $3.8 million and was primarily a result of the net loss from operations of $18.6 million, offset by $9.9 million impairment charge for goodwill $2.4 million in non-cash charges, an increase of $1.7 million in accounts payable and accrued expenses, an increase in deferred revenue of $675,000, and a decrease of $317,000 in prepaid expenses and other assets.

As a result of the decrease in revenue generated from our two largest customer, as well as the impact of the Digital Union acquisition in July 2005, we experienced a negative impact on our operating cash flows as compared to 2005. In the long-term, we believe that the addition of Digital Union (see Note 3 to the consolidated financial statements), will help us achieve increased software and software related revenues, deeper channel relationships, reduced customer concentration, and improved visibility in Europe and the United Kingdom.

Investing activities

During the six months ended June 30, 2006, net cash provided by investing activities was $32,000 and consisted of a change in restricted cash of $155,000 offset by acquisitions related payments of $57,000 and capital expenditures of $66,000.

Financing activities

We currently believe that we will be able to finance our capital requirements and anticipated operating losses through August 31, 2007. Assuming that we are able to obtain the Consent from the holders of the Senior Notes, which we are currently seeking, and we are able to repay the Senior Notes with our common stock as discussed below. Even if these events do occur, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity.

We may, however, be required to make future principal and interest payments on our $6.6 million aggregate principal amount of senior secured convertible promissory notes due July 2007 (the “Senior Notes”) in cash instead of shares of common stock because a new registration statement registering shares issuable under the Senior Notes has not yet been declared effective by the Securities and

Exchange Commission (the “SEC”) and because of the recently reduced trading volume of our common stock. Historically, we have made the monthly principal and interest payments under the Senior Notes in shares of common stock. If we cannot make the monthly principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

In September 2005, we filed a registration statement (the “2005 Registration Statement”) with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Senior Notes or upon conversion of the Senior Notes. The 2005 Registration Statement was declared effective by the SEC in October 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Senior Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Senior Notes or upon conversion of the Senior Notes. As of August 14, 2006, the New Registration Statement has not yet been declared effective by the SEC. As of August 2, 2006, we had 173,000 shares of common stock remaining available for issuance under the 2005 Registration Statement for payments on the Senior Notes, which, based on the current trading price and trading volume of our common stock, would not be sufficient to pay the entire amount of the next principal and interest payment due on September 1, 2006 in shares of common stock. Therefore, unless the New Registration Statement is declared effective prior to August 23, 2006, the date we have to notify the Senior Note holders whether we will be making all or any portion of the principal and interest payment in shares of common stock, we will be required to pay at least a portion of the payment in cash.

In addition, even if the New Registration Statement is declared effective, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

On May 18, 2006, we issued to an institutional investor (the “May Investor”) a senior subordinated discounted promissory note in the principal amount of $5.3 million due November 18, 2007 (the “Discount Note”). Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes, to permit us to grant the May Investor a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the May Investor can declare the Discount Note due at any time after January 31, 2007. As a result, the obligations under the Discount Note have been reflected on our consolidated balance sheet as of June 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year. We are actively seeking the Consent from the holders of the Senior Notes. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. If we obtain the Consent from the holders of the Senior Notes before November 18, 2006, the obligations under the Discount Note will be reflected as long-term debt on our consolidated balance sheet. No assurance can be made that we will be able to obtain the Consent. As of June 30, 2006, we are in compliance with the covenants of the Discount Note.

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

Contractual Commitments

The following table outlines future contractual commitments (see Note 2, 6, 7, and 8 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2006(a)	2007	2008	2009	2010	Thereafter	Total
Senior secured convertible promissory notes (b)	$2,050	$2,173	$—	$—	$—	$—	$4,223
Senior subordinated discount note (c)	209	5,489	—	—	—	—	5,698
Operating leases	491	711	536	373	366	—	2,477
Capital leases (d)	47	80	38	1	—	—	166
Liability settlement (e)	175	200	150	—	—	—	525
Tenant improvement loan (f)	5	11	7	—	—	—	23
Insurance financing (g)	410	35	—	—	—	—	445
Employment agreements (h)	659	52	—	—	—	—	711
Other obligations (i)	83	57	12	—	—	—	152

Total	$4,129	$8,808	$743	$374	$366	$—	$14,420

(a)	Reflects amounts payable over the last six months of 2006.
(b)	Senior secured convertible promissory notes include future interest obligations.
(c)	Senior subordinated discount notes include future interest obligations.
(d)	Capital lease balances include future interest obligations.
(e)	Liability settlement balances include future interest obligations.
(f)	Tenant improvement loan balances include future interest obligations.
(g)	Relates to insurance policy financing in 2006.
(h)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.8 million.
(i)	Relates to third-party hosting facilities and minimum offshore development resources commitments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2006 and December 31, 2005, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro and/or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the six months ended June 30, 2006 and 2005, approximately 15% and 8%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. For the three months ended June 30, 2006 and 2005, approximately 19% and 11%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Other than the Senior Notes and the Discount Note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.0% at June 30, 2006. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

Derivatives

On August 16, 2005, the Company issued the Senior Notes to various independent institutional investors (the “August Investors”) (see Note 6 to the consolidated financial statements). The Senior Notes are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of June 30, 2006, 825,626 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $5.39 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $5.39 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares.

The Senior Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Senior Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Senior Notes, the August Investors may require the Company to prepay the Senior Notes at 110% of the remaining principal amount of the Senior Notes or redeem the Senior Notes and under certain events, the related warrants at the then fair value determined by the related agreement. The interest rate on the Senior Notes is 9.0% per annum and, accordingly, is not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company could be at above-market rates.

The Company has also agreed that if the August Investors are unable to use either the 2005 Registration Statement or the New Registration Statement, if declared effective, because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that such registration statement cannot be used.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of June 30, 2006, the derivative liabilities had a fair value of $80,000 and $30,000, for the conversion and prepayment feature, and the warrants, respectively.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. In addition to the 702,127 shares of common stock issued during the six months ended June 30, 2006, for the principal and interest payment in August 2006, the Company paid with a combination of cash and its common stock and as a result, the Company has issued an additional 188,607 shares of common stock on August 1, 2006. The July 2006 principal and interest payment was made in cash.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On June 12, 2001, a class action lawsuit was filed against us and several of our officers and directors in U.S. Federal Court for the Southern District of New York (the “District Court”). Also named as defendants were four underwriters involved in the issuance and initial public offering (“IPO”) of our common stock in February 1999. The complaint alleges violations of federal securities law based on, among other things, claims that the underwriters (i) awarded material portions of the initial shares to certain favored customers in exchange for excessive commissions and (ii) engaged in a practice known as “laddering,” whereby the clients or customers agreed that in exchange for IPO shares they would purchase additional shares at progressively higher prices after the IPO. With respect to Verticalnet, the complaint alleges that Verticalnet and its officers and directors failed to disclose in the prospectus and the registration statement the existence of these purported excessive commissions and laddering agreements. After the initial complaint was filed, several “copycat” complaints with nearly identical allegations were filed by other plaintiffs in the District Court. All of the suits were consolidated into a single amended complaint containing additional factual allegations concerning the events set forth in the original complaints filed with the District Court in April 2002. In October 2002, the District Court entered an order dismissing, without prejudice, the claims against the individual Verticalnet officers and directors who had been named as defendants in the various complaints. In February 2003, the District Court entered an order denying a motion made by the defendants to dismiss the actions in their entirety, but granting the motion as to certain of the claims against some defendants. However, the District Court did not dismiss any claims against Verticalnet. In June 2003, Verticalnet’s counsel, with the approval of Verticalnet’s directors, executed a memorandum of understanding on behalf of Verticalnet with respect to a proposed settlement of the plaintiffs’ claims against Verticalnet. The proposed settlement, if finally approved by the District Court, would result in, among other things, the dismissal of all claims against Verticalnet and its officers and directors. Under the present terms of the proposed settlement, Verticalnet would also assign its claims against the underwriters to the plaintiffs in the consolidated actions. In February 2005, the District Court preliminarily approved the proposed settlement. In April 2006, the District Court held a final “fairness” hearing on the proposed settlement but reserved its final approval.

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The Complaint alleges that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The plaintiff claims damages accrued to it in excess of $65.0 million as a result of the decrease in the stock price during the alleged delays. The Company and the other defendants filed a motion to dismiss the Complaint, and in January 2006, the Court granted the motion in part, but denied it in part. The Court dismissed the Complaint as to the individual defendants, but did not dismiss the Complaint with respect to certain claims against Verticalnet and another defendant unrelated to the Company. On May 5, 2006, counsel for the Company’s insurer advised the Company that the insurer was largely denying coverage under the applicable $10.0 million directors and officers insurance policy (the “D&O Policy”), and that it would pro-rate the outstanding defense cost to those claims that were outstanding and not covered by the D&O Policy. Although the Company disputes the denial of coverage by the insurer, the result of the insurer’s action is to increase the Company’s costs of defending the matter and require the Company to institute an action against the insurer to determine the coverage issue. Beginning in February 2006, and ending in June 2006, a Magistrate Judge of the U.S. District Court conducted several mandated settlement conferences with the Company and the plaintiff. On June 27, 2006, the parties reported to the Magistrate Judge that they agreed to a settlement of the litigation whereby: (i) the settlement amount was fixed at $5,563,000; (ii) Verticalnet agreed to (a) pay the balance of its $500,000 retention obligation under the D&O Policy (less than $120,000) to the plaintiff, and (b) prosecute an action at the plantiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iii) the plaintiff agreed to release Verticalnet of all claims. As a result of the release Verticalnet will only be required to pay the settlement amount of $5,563,000 if any of the claim is collected from the insurer, therefore this amount is not recorded as a liability in the consolidated balance sheet.

On August 3, 2005, CombineNet, Inc. (“CombineNet”) commenced an action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company for alleged trade secret infringement (the “First Action”). CombineNet, which did not specify any amount of damages in its complaint, alleged that prior to the Company’s January 2004 acquisition of Tigris Corp.(“Tigris”), CombineNet disclosed trade secrets to Tigris and after the acquisition, these trade secrets were disclosed to the Company and are allegedly being misappropriated and misused by the Company. The Company denied that it has misappropriated or misused any alleged trade secrets of CombineNet. On August 4, 2005, at an emergency hearing requested by CombineNet, the court denied CombineNet’s motion for a temporary restraining order. On September 14, 2005, the parties agreed that this matter would be decided through an alternative dispute resolution procedure before an independent expert selected by the parties (the “Expert”). Under the parties’ alternative dispute resolution procedure, if found to have employed CombineNet’s proprietary CEDL technology, the Company would, among other things, incur nominal direct monetary damages and be prohibited from marketing, promoting, offering to sell or selling any offending optimization product(s) for a period of one year following the date of the decision. On April 18, 2006, the Expert issued a final report, which included findings that were in favor of, as well as adverse to, the Company. On April 24, 2006, CombineNet filed another action in the Court of Common Pleas in Allegheny County, Pennsylvania against the Company seeking to clarify Verticalnet’s obligations under the alternative dispute resolution procedure (the “Second Action”). On May 9, 2006, CombineNet and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolved the First Action and the Second Action. The Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the Agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet technology through July 2006 in order to complete existing contracts; (iii) Verticalnet will permit the Expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX use or are derived from CombineNet’s technology; (iv) Verticalnet will permit the Expert to review certain future Verticalnet optimization products to determine whether the new products use or are derived from CombineNet’s technology; and (v) that Verticalnet will pay the Expert’s fees, both for the original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the Expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products are derived from CombineNET’s CEDL technology. As of August 1, 2006, the Company has paid $250,000 of the total settlement obligation. During the six months ended June 30, 2006, the Company recorded $730,000 in litigation and settlement costs for the Settlement Agreement and related costs.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

We may require additional capital for our operations and obligations.

We believe that we will be able to finance our capital requirements and anticipated operating losses through August 31, 2007. This statement assumes that we are able to obtain the Consent from the holders of the Senior Notes, which we are currently seeking, and we are able to repay the Senior Notes with our common stock as discussed below. Even if these events do occur, we may need to further reduce our operating costs or obtain additional debt or equity financing. Additionally, we may, if the capital markets present attractive opportunities, raise cash through the sale of debt or equity.

We may, however, be required to make future principal and interest payments on our $6.6 million aggregate principal amount of senior secured convertible promissory notes due July 2007 (the “Senior Notes”) in cash instead of shares of common stock because a new registration statement registering shares issuable under the Senior Notes has not yet been declared effective by the Securities and Exchange Commission (the “SEC”) and because of the recently reduced trading volume of our common stock. Historically, we have made the monthly principal and interest payments under the Senior Notes in shares of common stock. If we cannot make the monthly principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

In September 2005, we filed a registration statement (the “2005 Registration Statement”) with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Senior Notes or upon conversion of the Senior Notes. The 2005 Registration Statement was declared effective by the SEC in October 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Senior Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Senior Notes or upon conversion of the Senior Notes. As of August 14, 2006, the New Registration Statement has not yet been declared effective by the SEC. As of August 2, 2006, we had 173,000 shares of common stock remaining available for issuance under the 2005 Registration Statement for payments on the Senior Notes, which, based on the current trading price and trading volume of our common stock, would not be sufficient to pay the entire amount of the next principal and interest payment due on September 1, 2006 in shares of common stock. Therefore, unless the New Registration Statement is declared effective prior to August 23, 2006, the date we have to notify the Senior Note holders whether we will be making all or any portion of the principal and interest payment in shares of common stock, we will be required to pay at least a portion of the payment in cash.

In addition, even if the New Registration Statement is declared effective, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our cash available to make such payments.

On May 18, 2006, we issued to an institutional investor (the “May Investor”) a senior subordinated discounted promissory note in the principal amount of $5.3 million due November 18, 2007 (the “Discount Note”). Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes, to permit us to grant the May Investor a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the May Investor can declare the Discount Note due at any time after January 31, 2007. As a result, the obligations under the Discount Note have been reflected on our consolidated balance sheet as of June 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year. We are actively seeking the Consent from the holders of the Senior Notes. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. If we obtain the Consent from the holders of the Senior Notes before November 18, 2006, the obligations under the Discount Note will be reflected as long-term debt on our consolidated balance sheet. No assurance can be made that we will be able to obtain the Consent.

If we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

Our indebtedness and debt service obligations may adversely affect our cash flows.

Should we be unable to satisfy our interest and principal payment obligations under our convertible notes through the use of shares of our common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations as well as our obligations under our $5.3 million senior subordinated discount note, we may have to restructure or limit our operations.

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

Our convertible notes and $5.3 million senior subordinated discount note provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to prepay the notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

Our convertible notes and $5.3 million senior subordinated discount note allow the holders thereof to require us to prepay the notes upon the occurrence of various events of default, such as termination of trading of our common stock on a qualified stock market or quotation system, or specified change of control transactions. In such a situation, we may be required to prepay all or part of the notes, including any accrued interest and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change in control occurs, we may be unable to prepay the full price in cash. Even if we were able to prepay the full amount in cash, any such prepayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our notes, nor do we anticipate doing so.

We may not generate an operating profit.

As of June 30, 2006, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For the six months ended June 30, 2006, two customers accounted for $2.3 million or 27.8% of our total revenues. During the same period in 2005, these same two customers accounted for $4.5 million or 43.7% of our total revenues. A termination or material reduction of our professional services by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

As of June 30, 2006, these two customers accounted for $639,000 or 11.9% of our accounts receivable balance, of which $373,000 has been collected as of August 1, 2006. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.

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

Our common stock is currently listed on The Nasdaq Capital Market. Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. From March 14, 2005 until June 12, 2006, the date we effected a one-for-seven reverse stock split, our stock closed below $1.00 per share. Between April

2005 and April 2006, we received three written notifications from the staff of The Nasdaq Stock Market (the “Staff”) that the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”).

In the April 2006 notice, the Staff stated that we had not regained compliance with the Rule, and as a result, our common stock would be delisted from The Nasdaq Capital Market at the opening of business on May 5, 2006, unless we requested an appeal hearing before a Listing Qualifications Panel (the “Panel”) in accordance with Nasdaq Marketplace Rule 4800 Series. We requested a hearing before the Panel to review the Staff’s delisting determination, which was granted and scheduled for June 15, 2006.

On June 15, 2006, we appeared before the Panel and stated our request for continued listing.

On July 5, 2006, we received notice from Nasdaq that the Panel determined that we were in compliance with all Nasdaq Marketplace Rules, and eligible for continued listing on The Nasdaq Capital Market. As previously reported, on June 12, 2006, we effected a one-for-seven Reverse Split of our outstanding shares of common stock. As a result of the reverse stock split, each holder of seven shares of common stock immediately prior to June 12, 2006 became the holder of one share of common stock. In addition, all outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of common stock were adjusted in accordance with their terms and pursuant to the ratio of the Reverse Split. Pursuant to the notice, the Panel noted that we had taken appropriate actions to resolve our bid price deficiency, and that our common stock had traded for more than ten consecutive trading days at over $1.00 per share. Therefore, the Panel granted our request for continued listing the The Nasdaq Capital Market.

There can be no assurance that our common stock will trade above $1.00 per share or that we will continue to meet all of the listing criteria for The Nasdaq Capital Market.

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

We provide our service through computer hardware that is currently located in a third-party web hosting facility in Philadelphia, Pennsylvania operated by SunGard, Inc. We do not control the operation of these facilities, and they may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by a facility to provide our required data communications capacity could result in interruptions in our service. While we are not aware of any such interruptions, if an actual or perceived interruption of our applications occurred or if our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers. In addition, we may be subject to service level penalties, which could materially and adversely affect our business, financial condition, and operating results.

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

We use our own as well as third-party software to support or enable our applications which may be subject to intrusion or corruption by third parties, which may render our on-demand applications unstable or unavailable to our customers.

While we are not aware of any such intrusion, if an actual or perceived intrusion or corruption of our software or third-party software which we use to support or enable our applications occurs, and our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers.

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

We will recognize revenue from customers with hosted term-based licenses over the term of their agreements, which are typically 12 to 24 months, although terms can range from one to 36 months. As a result, a portion of the revenue we report in each quarter will be from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our on-demand application model will also make it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable agreement term.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations. In June 2006, based on our current market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customers), we concluded that we were required to assess whether any portion of our recorded goodwill balance was impaired. We concluded that goodwill was impaired in the amount of $9.9 million. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

Changes in the value of the U.S. dollar, in relation to the currencies of foreign countries where we transact business, could harm our operating performance and financial condition.

International operations represent an increasing portion of our revenues. We expect to continue to commit significant resources to our international sales and marketing activities. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations, particularly as a result of the decline in the value of the U.S. dollar compared to other foreign currencies. Although such international revenues are increasing, we have not to date hedged our risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. In the event we do begin hedging activities, there is no guarantee our hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

Our one-for-seven reverse stock split could have various negative effects on our common stock and our shareholders.

Our one-for-seven reverse stock split effected on June 12, 2006 resulted in an immediate increase in the market price of our common stock. However, this increase in the market price of our common stock may not be in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price (which depends on many factors, including performance, prospects and other factors that may be unrelated to the number of shares outstanding). If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Furthermore, the liquidity of our common stock may be adversely affected by the reduced number of shares that are now outstanding following the reverse stock split. In addition, the reverse stock split has likely increased the number of our shareholders who own odd lots (less than 100 shares). Shareholders who hold odd lots typically will experience an increase in the cost of selling their shares, as well as possibly greater difficulty in effecting such sales.

Issuance of shares of common stock upon conversion or repayment of our convertible notes and exercise of warrants will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.

We may issue shares of common stock (i) upon conversion of some or all of our convertible notes, (ii) in satisfaction of our principal and interest payment obligations under the convertible notes, in lieu of cash payments, and (iii) upon exercise of warrants. Any of these issuances will dilute the ownership interests of existing shareholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of these convertible notes and warrants may encourage short selling by market participants.

Our convertible notes are secured by substantially all of our assets.

The holders of our convertible notes received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the convertible notes, the holders would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of the convertible notes would have a material adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our 2006 Annual Meeting of Shareholders on May 19, 2006.

(b)	Pursuant to Instruction 3 to Part II, Item 4 of Form 10-Q, no response is required.

(c)	The matters voted upon at the annual meeting, and the results of the vote on such matters, is set forth below. The total number of shares voted are shown prior to the effect of the reverse stock split.

(1)	Election of Directors. The results of the vote tabulated at the meeting for the following two director nominees were as follows:

	Number of Shares
	Voted in Favor	Withheld
Mark L. Walsh	34,741,440	1,011,618
Darryl E. Wash	34,453,862	1,029,194

(2)	Approval of an amendment to Verticalnet’s Amended and Restated Articles of Incorporation to effect a reverse stock split of its outstanding common stock at an exchange ratio of not less than 1-for-3 and not more than 1-for-7, and authorize Verticalnet’s Board of Directors to implement the reverse stock split within this range at any time prior to the 2007 annual meeting of shareholders by filing an amendment to the Amended and Restated Articles of Incorporation. The results of the vote tabulated at the meeting for the following proposal were as follows:

FOR	AGAINST	ABSTAIN
33,828,535	1,389,955	264,565

(3)	Approval to issue shares of common stock pursuant to the $6.6 million Senior Secured Convertible Promissory Notes in an aggregate amount exceeding 19.99% of Verticalnet’s outstanding shares of common stock. The results of the vote tabulated at the meeting for the following proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
7,672,416	899,032	502,066	26,409,542

(4)	Approval of the Verticalnet, Inc. 2006 Omnibus Equity Compensation Plan. The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
7,745,314	1,057,081	271,119	26,409,542

(5)	Approval of an amendment to Verticalnet’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to 150,000,000 shares. The results of the vote tabulated at the meeting for the proposal were as follows:

FOR	AGAINST	ABSTAIN
33,581,469	1,592,082	309,505

(d)	Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amendment to Amended and Restated Articles of Incorporation (1)

4.1	Senior Subordinated Discount Note, dated May 18, 2006 (2)

10.1	Note Purchase Agreement, dated May 15, 2006 (3)

10.2	Verticalnet, Inc. 2006 Omnibus Equity Compensation Plan (4)

10.3	Settlement Agreement and Release by and between CombineNet, Inc. and Verticalnet, Inc. dated as of May 9, 2006.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.
†	Furnished herewith.
(1)	Filed as Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 14, 2006.
(2)	Filed as Exhibit 4.1 to the registrant’s current report on Form 8-K filed May 19, 2006.
(3)	Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 19, 2006.
(4)	Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed July 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

Date: August 14, 2006

By:	/s/ GENE S. GODICK
Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: August 14, 2006