Form 10-Q
period 2006-09-30
VERTICALNET INC
filed 2006-11-14
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2006 was 8,785,974 (includes 48,294 shares subject to an escrow agreement in connection with a prior acquisition).

VERTICALNET, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

ii

Part I. Financial Information

Item 1. Consolidated Financial Statements

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,467	$4,576
Restricted cash	—	155
Accounts receivable, net	4,857	5,188
Prepaid expenses and other current assets	1,080	735

Total current assets	8,404	10,654
Property and equipment, net	1,000	1,288
Goodwill	9,643	19,331
Other intangible assets, net	2,643	4,003
Other assets	592	768

Total assets	$22,282	$36,044

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$7,754	$2,638
Accounts payable and accrued expenses	4,939	4,038
Deferred revenues	4,057	3,297

Total current liabilities	16,750	9,973

Non-current portion of deferred revenues	765	313
Derivative liabilities	—	1,321
Long-term debt, convertible notes, and other non-current liabilities	263	2,041

Total liabilities	17,778	13,648

Commitments and contingencies (see Notes 2, 6, 7, and 8)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at September 30, 2006 and December 31, 2005	—	—
Common stock $.01 par value, 21,428,571 shares authorized at September 30, 2006 and 14,285,714 at December 31, 2005, 8,329,467 shares issued at September 30, 2006 and 7,081,345 shares issued at December 31, 2005	83	71
Additional paid-in capital	1,229,699	1,226,469
Deferred compensation	—	(593)
Accumulated other comprehensive loss	(127)	(403)
Accumulated deficit	(1,224,346)	(1,202,343)

	5,309	23,201
Treasury stock at cost, 9,377 shares at September 30, 2006 and December 31, 2005	(805)	(805)

Total shareholders’ equity	4,504	22,396

Total liabilities and shareholders’ equity	$22,282	$36,044

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Software and software related	$2,343	$1,609	$5,774	$4,721
Services	1,830	3,289	6,500	10,497

Total revenues	4,173	4,898	12,274	15,218

Cost of revenues:
Cost of software and software related	529	627	1,702	2,085
Cost of services	1,047	1,872	4,131	5,653
Amortization of acquired technology and customer contracts	272	268	768	747

Total cost of revenues	1,848	2,767	6,601	8,485

Gross profit	2,325	2,131	5,673	6,733

Operating expenses:
Research and development	1,201	1,831	4,074	5,297
Sales and marketing	1,630	2,155	5,464	6,181
General and administrative	1,547	1,527	4,885	4,505
Litigation and settlement costs	6	154	1,032	192
Restructuring charges (reversals)	(21)	149	195	473
Impairment charge for goodwill	—	—	9,877	—
Amortization of other intangible assets	201	344	660	969

Total operating expenses	4,564	6,160	26,187	17,617

Operating loss	(2,239)	(4,029)	(20,514)	(10,884)
Interest and other expense (income), net	1,145	(369)	1,489	(71)

Net loss	$(3,384)	$(3,660)	$(22,003)	$(10,813)

Basic and diluted loss per common share	$(0.42)	$(0.57)	$(2.89)	$(1.76)

Basic and diluted weighted average common shares outstanding	8,061	6,457	7,616	6,161

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(22,003)	$(10,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,839	2,187
Stock-based compensation	1,414	628
Impairment of goodwill	9,877	—
Accretion of promissory notes and non-cash interest	1,820	218
Change in the fair value of derivative liabilities	(1,265)	(663)
Amortization of deferred financing costs	467	48
Write-down related to cost method investment	—	364
Other non-cash items	9	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	331	1,660
Prepaid expenses and other assets	345	197
Accounts payable and accrued expenses	1,479	(1,401)
Deferred revenues	1,212	(141)

Net cash used in operating activities	(4,475)	(7,716)

Investing activities:
Acquisitions related payments	(57)	(309)
Capital expenditures	(77)	(322)
Restricted cash	155	—
Proceeds from sale of cost, equity method, and available-for-sale investments	—	242

Net cash provided by (used in) investing activities	21	(389)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(1,364)	(656)
Proceeds from issuance of senior convertible notes, net	—	5,951
Proceeds from issuance of senior subordinated discount note, net	3,677	—
Proceeds from exercise of stock options and issuance of non-vested stock	11	73

Net cash provided by financing activities	2,324	5,368

Effect of exchange rate fluctuation on cash and cash equivalents	21	(88)

Net decrease in cash and cash equivalents	(2,109)	(2,825)
Cash and cash equivalents - beginning of period	4,576	9,370

Cash and cash equivalents - end of period	$2,467	$6,545

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$260	$29
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$2,394	$—
Financed insurance policies	663	816
Capital expenditures financed through capital lease arrangements	42	141
Issuance of common stock as consideration for the Digital Union acquistion	—	2,973
Issuance of warrants to private placement agent	—	35

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006 (Note 1)	7,081	$71	$1,226,469	$(593)	$(403)	$(1,202,343)	$(805)	$22,396
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(593)	593	—	—	—	—
Exercise of stock options, non-vested stock, and restricted units	37	—	2	—	—	—	—	2
Issuance of common stock to employees	1	—	6	—	—	—	—	6
Conversion of and payments on senior convertible promissory notes and accrued interest into / with common stock (Note 6)	1,067	11	2,383	—	—	—	—	2,394
Reclassification of warrants	—	—	10	—	—	—	—	10
Issuance of non-vested stock, net	143	1	8	—	—	—	—	9
Stock-based compensation expense	—	—	1,414	—	—	—	—	1,414
Net loss	—	—	—	—	—	(22,003)	—	(22,003)
Other comprehensive income	—	—	—	—	276	—	—	276

Balance, September 30, 2006	8,329	$83	$1,229,699	$—	$(127)	$(1,224,346)	$(805)	$4,504

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,384)	$(3,660)	$(22,003)	$(10,813)
Foreign currency translation adjustment	73	77	276	(56)

Comprehensive loss	$(3,311)	$(3,583)	$(21,727)	$(10,869)

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

Basis of Presentation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared assuming that the company will continue as a going concern and accordingly the financial statements do not include any adjustments (see Note 2).

Reclassifications

The Company has made certain reclassifications to prior period amounts in the statement of operations to conform to the current period presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, the Company has reclassified $211,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses for the three months ended September 30, 2005. For the nine months ended September 30, 2005, we reclassified $628,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses. In addition, the Company has separately identified litigation and settlement costs of $154,000 and $192,000 for the three and nine months ended September 30, 2005, respectively. Litigation costs have been reclassified out of general and administrative costs and into a separate line item within operating expenses on the accompanying consolidated statements of operations. The following table reflects the effect of all of these reclassifications for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As previously reported	As reclassified	As previously reported	As reclassified
Cost of revenues - software and software related	$624	$627	$2,079	$2,085
Cost of revenues - services	1,834	1,872	5,575	5,653
Research and development	1,823	1,831	5,271	5,297
Sales and marketing	2,084	2,155	5,946	6,181
General and administrative	1,590	1,527	4,414	4,505
Stock-based compensation	211	—	628	—
Litigation and settlement costs	—	154	—	192

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

Restricted Cash

Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At September 30, 2006 and December 31, 2005, we had approximately $156,000 of restricted cash classified as non-current other assets on the consolidated balance sheets. In addition, at December 31, 2005, we had approximately $155,000 of restricted cash classified within current assets that was released from restrictions in February 2006.

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

We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. In June 2006, based on our then current market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customers), we concluded we were required to assess whether any portion of our recorded goodwill balance was impaired. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company, to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on June 30, 2006, and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value was less than the carrying value of the Company’s net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $9.9 million.

As of September 30, 2006, the fair value of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of September 30, 2006, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of September 30, 2006 and December 31, 2005, our financial instruments included cash equivalents, cost method investments, accounts receivable, accounts payable, capital leases, derivative and other liabilities, and convertible notes. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, promissory notes, and the cost method investments, are a reasonable estimate of their fair market values at September 30, 2006 and December 31, 2005 due to the short maturities of such items. The Company believes that the fair values of the cost method investments, capital leases, promissory notes, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the consolidated balance sheet as of September 30, 2006 and December 31, 2005.

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

We recognize revenue related to software arrangements in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms outside of our normal payment terms to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and nine months ended September 30, 2006, the Company recorded $68,000 and $302,000, respectively, in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom.

During the three months ended September 30, 2006, the Company recognized $800,000 in software and software related revenue pertaining to a perpetual licensing agreement. The agreement grants the customer access to, and use of, the source code of our Metaprise Private Exchange Platform.

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

As of and for the nine months ended September 30, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$154	$1,460	11.9%	$1,223	$4,140	27.2%
B	85	2,049	16.7	648	2,546	16.7
All others, net of allowance	4,618	8,765	71.4	2,864	8,532	56.1

Total	$4,857	12,274	100.0%	$4,735	15,218	100.0%

(a)	Represents both billed and unbilled amounts.

Revenues from the same customers for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006		2005
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$240	5.8%	$1,436	29.3%
B	1,013	24.3	741	15.1
All others, net of allowance	2,920	70.0	2,721	55.6

Total	$4,173	100.0%	$4,898	100.0%

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for pro forma disclosures. Compensation expense determined under a fair-value-based method in fiscal year 2005 continues to be disclosed on a pro forma basis only. As a result of the Company’s adoption of SFAS No. 123R, we recorded $142,000 and $527,000 of additional stock based compensation, related to stock options, for the three and nine months ended September 30, 2006, respectively.

Pro forma net loss and loss per share, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R, are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
Net loss, as reported	$(3,660)	$(10,813)
Add: Stock-based employee compensation included in reported net loss	211	628
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(632)	(2,204)

Pro forma net loss	$(4,081)	$(12,389)

Loss per common share – basic and diluted:
As reported	$(0.57)	$(1.76)
Pro forma	$(0.63)	$(2.01)

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

During the three and nine months ended September 30, 2006 and 2005, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

As a result, potentially dilutive common shares of 3,137,299 and 3,973,327 as of September 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive.

As a result of the Digital Union Limited acquisition (see note 3), there were 95,544 shares of common stock that were held in escrow. Of those held in escrow, 47,250 shares were released in July 2006 and the remaining 48,294 will be released in the first quarter of 2007. The shares released in July 2006 have only been included in the loss per share calculation subsequent to their release date of July 22, 2006. The remaining shares were excluded from the loss per share calculations during the three and nine months ended September 30, 2006 and 2005, and will be included subsequent to their release dates. In addition, 7,075 shares held in escrow in connection with the acquisition of B2eMarkets, Inc. were only included in the loss per share calculation subsequent to their release date of February 25, 2005.

All loss per share calculations have been adjusted for the Reverse Split (see “Reverse Stock Split” above).

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

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. At this time, we have not completed the evaluation of the impact that the adoption of FIN 48 could have on our financial position, results of operations, and cash flows.

In June 2006, EITF issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company will adopt EITF No. 06-3 as of January 1, 2007. The adoption of EITF No. 06-3 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements. SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by U.S. Generally Accepted Accounting Principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008. The Company expects no significant impact from adopting the standard.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB No. 108 approach. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The Company is in the process of determining the effect, if any, the adoption of SAB No. 108 will have on its financial statements.

(2) Liquidity

We currently believe that we will be able to finance our capital requirements and anticipated operating losses through September 30, 2007, assuming that we (i) are able to obtain the Consent (defined below) from the holders of our $6.6 million senior secured promissory notes (the “Senior Notes”), which we are currently seeking and which will extend the due date of our $5.3 million senior subordinated discounted promissory note (the “Discount Note”) from January 2007 to November 2007, (ii) the Senior Notes and Discount Note are not called within this timeframe, (iii) are able to repay a portion of the Senior Notes with our common stock as discussed below, (iv) are able to sell or license certain non-strategic technology assets, and (v) our actual revenues and expenses are within our current projected estimates.

Given our current cash level and debt repayment schedules, we believe we may seek to obtain additional debt or equity financing or seek to restructure or refinance our existing indebtedness, subject to obtaining any required consent from the holders of the Senior Notes and the Discount Note, which may result in the issuance of additional debt or equity securities that may further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products subject to obtaining the consent of the holders of our Senior Notes and Discount Note to dispose of such assets. In the event that we are successful in the sale or licensing of these non-strategic assets we may be required to use the proceeds to reduce the balance of the outstanding Senior Notes or Discount Note. During the three months ended September 30, 2006, the Company collected $800,000 related to restructuring a perpetual license agreement for our Metaprise Private Exchange Platform.

As of September 30, 2006, we had cash and cash equivalents of $2.5 million and the outstanding payments to be made under our Senior Notes and Discount Note are $3.1 million and $5.3 million, respectively, plus interest.

Under the terms of the Senior Notes, we are required to maintain a cash balance of at least $1.5 million. As of September 30, 2006, the amount of each remaining monthly principal payment under the Senior Notes is as follows: $317,500 from October 2006 through February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007. Under the terms of our Discount Note, we are prohibited from paying the monthly principal and interest payments under the Senior Notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the Senior Notes. In the past, we have typically made the monthly principal and interest payments under the Senior Notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the Senior Notes, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 6).

As of September 30, 2006, an aggregate amount of $5.3 million plus accrued interest may be declared due by the holder of the Discount Note at any time after January 31, 2007 (see below for additional information). As a result, the obligations under the Discount Note (net of discount) have been reflected on our consolidated balance sheet as of September 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year.

Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes to permit us to grant the holder of the Discount Note a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the holder of the Discount Note can declare the Discount Note due at any time after January 31, 2007. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. We are currently seeking the Consent of the holders of our Senior Notes. To induce the holders of the Senior Notes to grant us the Consent, we may need to provide them with additional incentives, including issuing additional equity securities or modifying the terms of their Senior Notes and warrants, which may result in further dilution of our existing shareholders. No assurance can be made that we will be able to obtain the Consent and as a result we may need to accelerate our plans noted above.

On September 27, 2006, we received written notification (the “Notice”) from the Nasdaq Capital Market (“Nasdaq”) that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share (the “Minimum Price Requirement”) required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). We have been provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance. The Notice states the Nasdaq staff (the “Staff”) will provide written notification that the Company has achieved compliance with the Rule if at any time before March 26, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the Notice also states that the Staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If we cannot demonstrate compliance with the Rule by March 26, 2007, the Staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will notify us that it has been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to de-list our securities to a Listing Qualifications Panel. As of November 1, 2006, we do not meet the initial listing criteria of having shareholders’ equity of at least $5 million.

There can be no assurance that our common stock will trade above $1.00 per share or that we will meet all of the listing criteria for The Nasdaq Capital Market in the future.

As of September 30, 2006, we were in compliance with the covenants under the Senior Notes and the Discount Note. However, no assurance is made that we will remain in compliance with all of the covenants under the Senior Notes and the Discount Note, including the covenants relating to listing our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or not receiving a qualification from our auditors as to our ability to continue as a “going concern.” The Senior Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Senior Notes or the Discount Note, the holders of the Senior Notes and the Discount Note may declare us in default and may declare all amounts due under the notes.

(3) Acquisition

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson, and Alphen Trading Limited (collectively, the “DU Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union Limited (“Digital Union”), a private limited company registered in England, from the DU Shareholders. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the DU Shareholders an aggregate of 636,956 shares of Verticalnet common stock. Under the Share Purchase Agreement, DU Shareholders were able to receive up to an additional 500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones were achieved within the first year after the closing of the transaction. These milestones were not achieved and therefore no additional shares were issued. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. Digital Union’s results have been included in the Company’s results since July 23, 2005.

The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet issued an aggregate amount of 636,956 shares of common stock, valued on the date of closing at approximately $3.0 million. A total of 95,544 of the shares were being held in escrow, of which 47,250 shares were released in July 2006 and 48,294 will be released in the first quarter of 2007.

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet and Digital Union, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of the period presented. The unaudited pro forma information for the nine months ended September 30, 2005 combines the historical results for Verticalnet for the nine months ended September 30, 2005 and the historical results of Digital Union for the six months ended June 30, 2005. The following pro forma information is in thousands, except per share amounts.

Nine months ended September 30, 2005
Revenue	$15,955
Net loss	$(12,570)
Basic and diluted loss per share	$(1.92)
Basic and diluted weighted average shares outstanding	6,561

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts Receivable, trade	$4,117	$4,883
Unbilled accounts receivable	817	228
Retainage	8	81

	4,942	5,192
Less: allowance for doubtful accounts	(85)	(4)

	$4,857	$5,188

Unbilled accounts receivable represent revenue recognized for performance under customer contracts and agreements which have not been billed as of the period end. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Software	$1,712	$1,694
Computer equipment	1,944	1,846
Office equipment and furniture	263	250
Leasehold improvements	890	888

	4,809	4,678
Less: accumulated depreciation and amortization	(3,809)	(3,390)

	$1,000	$1,288

From time to time, we enter into capital lease arrangements for property and equipment. As of September 30, 2006 and December 31, 2005, the gross amount included in computer equipment related to capital leases was $353,000 and $311,000, respectively. Accumulated amortization applicable to capital leases was $227,000 and $151,000 as of September 30, 2006 and December 31, 2005, respectively.

Depreciation and amortization related to property and equipment was $134,000 and $174,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization applicable to property and equipment under capital leases of $23,000 and $24,000 for the three months ended September 30, 2006 and 2005, is included in such expense.

Depreciation and amortization related to property and equipment was $411,000 and $472,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortization applicable to property and equipment under capital leases of $76,000 and $63,000 for the nine months ended September 30, 2006 and 2005, respectively, is included in such expense.

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts payable	$2,863	$1,908
Legal and settlement liabilities (Note 8)	108	144
Taxes payable	615	612
Compensation and related costs	490	642
Restructuring costs (Note 10)	8	65
Acquisition related costs	—	57
Derivative liabilities	46	—
Other	809	610

	$4,939	$4,038

(5) Goodwill and Other Intangibles

Other Intangibles

The following table reflects the components of amortizable intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2006:
Acquired technology	$3,726	$3,265	$461
Customer contracts and relationships	6,910	4,828	2,082
Non-compete agreements	251	153	98
Trademarks	11	9	2

	$10,898	$8,255	$2,643

December 31, 2005:
Acquired technology	$3,713	$2,781	$932
Customer contracts and relationships	6,832	3,898	2,934
Non-compete agreements	250	119	131
Trademarks	10	4	6

	$10,805	$6,802	$4,003

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

During the three months ended September 30, 2006 and 2005, we recognized $473,000 and $612,000, respectively, in intangible asset amortization expense.

During the nine months ended September 30, 2006 and 2005, we recognized $1.4 million and $1.7 million, respectively, in intangible asset amortization expense.

Goodwill

As of December 31, 2005, our goodwill balance consisted of $3.0 million from the Digital Union acquisition, $4.9 million from the Tigris Corp. acquisition, which occurred in January 2004, and $11.4 million from the B2eMarkets, Inc. acquisition, which occurred in July 2004.

In accordance with SFAS No. 142, we perform a test for impairment on an annual basis or as events and circumstances indicate that goodwill or other intangible assets may be impaired and that the carrying values may not be recoverable. We perform our annual assessment for impairment in the fourth quarter of each fiscal year. In June 2006, based on our then current market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customers), we concluded that we were required to assess whether any portion of our recorded goodwill balance was impaired. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on June 30, 2006 ($1.29), and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value was less than the carrying value of the Company’s net assets, thereby necessitating that we assess our recorded goodwill for impairment. As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the Company to the tangible and intangible assets (other than goodwill) and liabilities. Based on this allocation, we concluded that goodwill was impaired in the amount of $9.9 million, which is included in impairment charge for goodwill in the accompanying statement of operations for the nine months ended September 30, 2006.

As of September 30, 2006, the fair value of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of September 30, 2006, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

(6) Long-term Debt, Convertible Notes, Derivative Liabilities and Other Non-Current Liabilities

Long-term debt, convertible notes, and other non-current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Capital leases	$125	$161
Senior secured convertible promissory notes	2,611	4,419
Senior subordinated discount notes	4,674	—
Other long-term liabilities	607	99

	8,017	4,679
Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(7,754)	(2,638)

Long-term debt, convertible notes, and other non-current liabilities	$263	$2,041

Senior Secured Convertible Promissory Notes

On August 16, 2005, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $6.6 million (the “Senior Notes”) to various independent institutional investors (the “August Investors”). The Senior Notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of September 30, 2006, 629,780 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $5.39 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $5.39 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares. The Company also issued the placement agent for the transaction a warrant to purchase 20,205 shares of common stock having the same terms and conditions as the warrants issued to the August Investors.

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

On September 15, 2005, we filed the 2005 Registration Statement with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Senior Notes or upon conversion of the Senior Notes. The 2005 Registration Statement also registered for resale the shares of common stock issuable upon exercise of the warrants. The 2005 Registration Statement was declared effective by the SEC on October 7, 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Senior Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Senior Notes or upon conversion of the Senior Notes. On September 20, 2006, the New Registration Statement was declared effective by the SEC.

The Company can cause a mandatory conversion of the Senior Notes into shares of common stock if after six months following the effective date of the 2005 Registration Statement the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Senior Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Senior Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Senior Notes include, among others, suspension from listing on an applicable trading market, the 2005 Registration Statement or the New Registration Statement fail to remain effective, and default on other Company indebtedness. Upon an event of default, the August Investors can declare all amounts under the Senior Notes due and payable.

The Company has also agreed that if the August Investors are unable to use either the 2005 Registration Statement or the New Registration Statement, because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that such registration statement cannot be used. As of September 30, 2006, the Company is in compliance with the covenants of the Senior Notes.

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

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of September 30, 2006, the derivative liabilities had a fair value of $36,000 and $10,000, for the conversion and prepayment feature and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a benefit of $64,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

The debt discount of $2.4 million is being accreted over the life of the Senior Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3% The Company recorded additional interest expense for the three and nine months ended September 30, 2006 of $308,000 and $1.1 million, respectively, related to this accretion. The unamortized debt discount at September 30, 2006 and December 31, 2005 was approximately $452,000 and $1.6 million, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Senior Notes. The net balance of the deferred financing costs as of September 30, 2006 and December 31, 2005 was approximately $159,000 and $491,000, respectively. For the three and nine months ended September 30, 2006, the Company recorded $98,000 and $329,000, respectively, of interest expense related to the amortization of the deferred financing costs. At September 30, 2006, $23,000 of accrued interest related to the Senior Notes was included in accounts payable and accrued expenses in the consolidated balance sheet.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 1,058,046 shares of common stock during the nine months ended September 30, 2006 for the principal and interest payments. In October and November 2006, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 141,937 and 262,955 shares of common stock on October 2, 2006 and November 1, 2006, respectively, and paid $230,709 and $192,868, respectively. As of November 10, 2006, we had approximately 1.6 million shares of common stock remaining available for issuance under the New Registration Statement for payments on the Senior Notes.

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

The Company issued the Discount Note on May 18, 2006. Interest on the principal amount of the Discount Note accrues at 6.00% per annum payable quarterly in arrears, beginning July 2006 until the maturity date. The principal amount of the Discount Note will become due on the earlier of: (i) 18 months from the date of issuance; (ii) January 31, 2007, if the Company is unable to obtain the Consent; or (iii) the date on which the Company consummates a fundamental transaction, which is defined to include a transaction involving the sale of substantially all of its assets or any merger, consolidation, or similar transaction involving the transfer of greater than 50% of the Company’s outstanding voting securities, any reclassification or change in the outstanding shares of the Company’s common stock, other then a change of par value or as a result of a subdivision or combination or the Reverse Split, or any event or transaction or series of such that results in the Company’s Board of Directors ceasing to constitute a majority of the Company’s Board. The Company may prepay the Discount Note at any time. However, if the Company was not able to obtain the Consent by June 18, 2006, the interest rate would increase to 12% per annum (“the Rate Increase”). Although the Company was unable to obtain the Consent by June 18, 2006, the May Investor granted the Company a conditional waiver (the “Conditional Waiver”) to the Rate Increase if prior to July 18, 2006, the Company was able to enter into an agreement with a third party, satisfactory to the May Investor, with respect to certain potential liabilities. Because the Company was not able to enter into such agreement by July 18, 2006, pursuant to the Discount Note and the Conditional Waiver, the interest rate increased from 6% per annum to 12% per annum retroactively effective to June 18, 2006. The May Investor can declare the Discount Note due at any time after January 31, 2007, unless the Company obtains the Consent prior to that date. As a result, the obligations under the Discount Note have been reflected on our consolidated balance sheet as of September 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year. We are actively seeking the Consent from the holders of the Senior Notes. If we obtain the Consent before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. No assurance can be made that we will be able to obtain the Consent.

Furthermore, the Discount Note provides that upon the occurrence of certain events of default, including among others the failure to make a timely payment on the Discount Note or any other indebtedness in excess of $100,000, suffering an event of default under other indebtedness, bankruptcy, an uncovered final judgment being rendered against the Company exceeding $100,000, a “going concern” opinion being issued by the Company’s independent registered public accounting firm, or the failure to maintain the listing of the Company’s stock on a satisfactory exchange or market including the OTC Bulletin Board, the interest rate will increase to 14.00% per annum. In addition, if an event of default occurs due to bankruptcy, the Discount Note and accrued interest would automatically become due and payable. Upon all other events of default, the May Investor can declare the Discount Note and accrued interest automatically due and payable. As of September 30, 2006, we are in compliance with the terms of the Discount Note.

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

The debt discount of $1.3 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is January 31, 2007) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 56.0%. The Company recorded additional interest expense for the three and nine months ended September 30, 2006 of $452,000 and $674,000, respectively, related to this amortization. The unamortized debt discount at September 30, 2006 was approximately $626,000. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of September 30, 2006 was approximately $185,000. The Company recorded $113,000 and $138,000 of interest expense related to the amortization of the deferred financing costs for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, $171,000 of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the consolidated balance sheet.

(7) Commitments and Contingencies

Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2006 (a)	$247	$21	$268
2007	714	80	794
2008	536	38	574
2009	373	1	374
2010	365	—	365

	2,235	140	2,375
Less interest	—	(15)	(15)

Total	$2,235	$125	$2,360

(a)	Reflects amounts payable over the last three months of 2006.

These future minimum lease payments include all leases for which we are contractually committed to make payments as of September 30, 2006.

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

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. (“Jodek”) v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The Complaint alleged that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. On May 5, 2006, the Company was informed that its insurer was largely denying the Company’s claim for coverage under the Company’s directors and officers insurance policy (the “D&O Policy”).

On August 11, 2006, the Company and Jodek entered into a Settlement Agreement (the “Settlement Agreement”), that provided for the settlement of the Jodek Case. Pursuant to the Settlement Agreement: (i) the settlement amount was fixed at $5,563,000; (ii) the Company agreed to pay the balance of its $500,000 retention obligation under the D&O Policy (less than $100,000) to the plaintiff (which amount has been paid); (iii) the Company agreed to prosecute an action, at the plaintiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iv) the plaintiff agreed to release the Company of all claims. Pursuant to the Settlement Agreement, the Company will only be required to pay the balance of the settlement amount ($5,563,000) if any of the Company’s claim is collected from the insurer to the extent of the amount collected; therefore, this amount is not recorded as a liability in the accompanying consolidated balance sheet. On August 22, 2006, the U.S. District Court for the Eastern District of Pennsylvania entered an order approving the Settlement Agreement and entering it as an order of the Court.

On September 22, 2006, in accordance with the Settlement Agreement, the Company instituted an action in the U.S. District Court for the Eastern District of Pennsylvania captioned Verticalnet, Inc. v. U.S. Specialty Insurance Company at Civil Action No. 06-4245 (the “Second Jodek Case”). Pursuant to the Settlement Agreement, the attorney representing the Company in the Second Jodek Case was selected by and is being paid for solely by Jodek.

On May 9, 2006, CombineNet, Inc. (“CombineNet”) and Verticalnet entered into a Settlement Agreement and Release (the “Settlement Agreement”) that resolved certain litigation commenced by CombineNet. The Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet’s technology through July 2006 in order to complete existing certain contracts; (iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNET’s CEDL technology. During the nine months ended September 30, 2006, the Company recorded $730,000 in litigation and settlement costs for the Settlement Agreement and related costs. As of September 30, 2006, the Company has paid $250,000 of the total settlement obligation.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(9) Capital Stock

At September 30, 2006, our amended and restated Articles of Incorporation provide us the authority to issue 21,428,571 shares of common stock and 10,000,000 shares of blank check preferred stock.

(10) Restructuring

During the nine months ended September 30, 2006, we incurred additional restructuring charges of $195,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at September 30, 2006 was $8,000. The Company expects to complete all payments relating to this restructuring accrual within the next six months.

The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the nine months ended September 30, 2006 (in thousands):

	Accrual at December 31, 2005	Restructuring Charges	Cash Payments	Adjustments (a)	Accrual at September 30, 2006
Employee severance and related benefits	$5	$238	$(199)	$(43)	$1
Lease costs	60	—	(53)	—	7

	$65	$238	$(252)	$(43)	$8

(a)	The adjustments represent a change in estimates related to various severance costs.

During the three and nine months ended September 30, 2005, we recorded $162,000 and $486,000, respectively, of restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

The following table provides a summary by category and a roll-forward of the changes in the restructuring accrual for the nine months ended September 30, 2005 (in thousands):

	Accrual at January 1, 2005	Restructuring Charges	Cash Payments	Adjustments (a)	Accrual at September 30, 2005
Employee severance and related benefits	$—	$422	$(290)	$179	$311
Lease costs	—	64	—	46	110

	$—	$486	$(290)	$225	$421

(a)	The adjustments represent accruals made on the opening balance sheet of Digital Union pertaining to employee severance and lease termination costs of $192,000 and $46,000, respectively. This was offset by a $13,000 adjustment for a change in estimate related to severance and related benefits costs.

(11) Share Based Compensation

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans (“Option Plans”). The various Option Plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors. The plans can grant various types of options, such as nonqualified and incentive stock options, as well as non-vested stock and restricted stock units (“RSUs”). Under these option plans approximately 1.1 million shares of common stock are reserved for issuance upon the exercise of options, including those outstanding at September 30, 2006. As of September 30, 2006 there were approximately 105,000 shares available to be granted under these plans.

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

Stock Option Fair Value Information

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company also uses historical data to estimate employee forfeiture rates. The expected life of options represents the period of time that options are expected to be outstanding. Starting in 2006, upon the adoption of SFAS 123R the Company began using the simplified method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments, to recalculate expected life, prior to January 1, 2006, the expected life of options was derived from historical information. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted during the three and nine months ended September 30, 2006 and 2005, were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.4%	4.2%	4.4%	3.8%
Expected life	5.3 years	1.8 years	5.4 years	1.9 years
Expected volatility	125.4%	125.4%	125.4%	128.0%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	15.9%	15.9%	15.9%	14.3%

General Stock Option Information

A summary of option activity under our stock option plans for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Options outstanding at January 1, 2006	919,439	$36.37
Granted	76,871	2.75
Exercised	—	—
Forfeited	(81,340)	15.62
Expired	(24,845)	17.49

Options outstanding at September 30, 2006	890,125	$35.89	6.7	$0

Options exercisable at September 30, 2006	707,602	$43.71	6.2	$0

A summary of the status of the Company’s unvested options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Options	Weighted Average Grant-Date Fair Value ($)
Unvested options at January 1, 2006	261,030	$6.07
Granted	76,871	2.19
Vested	(119,106)	7.60
Forfeited	(36,272)	5.11

Unvested options at September 30, 2006	182,523	$3.63

The weighted-average estimated grant date fair value of stock options granted during the three and nine months ended September 30, 2006 was $0.90 and $2.75, respectively. The weighted-average estimated grant date fair value of stock options granted during the three and nine months ended September 30, 2005 was $4.72 and $7.17, respectively. During the three and nine months ended September 30, 2006, the Company recorded $142,000 and $527,000, respectively of stock-based compensation expense associated with these stock option awards. As of September 30, 2006, there was approximately $537,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our Option Plans which are expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units and Non-Vested Shares Information

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards along with non-vested stock grants, are determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. RSU and non-vested stock activity is summarized in the following table:

	Number		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Restricted stock units and non-vested shares at January 1, 2006	135,723
Granted	185,085
Exercised	(179,627	)(1)
Forfeited	(24,259)

Restricted stock units and non-vested shares at September 30, 2006	116,922		8.8	$92,368

(1)	The intrinsic value of exercised non-vested shares during 2006 was $373,100.

A summary of the status of the Company’s unvested restricted stock units and non-vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number	Weighted Average Grant-Date Fair Value ($)
Unvested restricted stock units and non-vested shares outstanding at January 1, 2006	126,717	$7.83
Granted	185,085	3.74
Vested	(229,248)	5.45
Forfeited	(24,259)	4.06

Unvested restricted stock units and non-vested shares outstanding at September 30, 2006	58,295	5.78

During the three and nine months ended September 30, 2006, the Company granted 8,064 and 185,085 shares, respectively, of non-vested common stock to executive officers and certain employees with a fair value of approximately $5,000 and $692,000, respectively. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the three and nine months ended September 30, 2006, the Company recorded $208,000 and $887,000 respectively, of stock-based compensation expense associated with non-vested stock grants. As of September 30, 2006, there was approximately $235,000 of unrecognized compensation cost related to unvested restricted stock units and non-vested shares. The cost is expected to be recognized over a weighted-average period of 0.9 years.

During the three and nine months ended September 30, 2005, the Company granted 38,555 and 92,361 shares, respectively, of non-vested common stock to executive officers and certain employees with a fair value of approximately $166,000 and $542,000, respectively. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the three and nine months ended September 30, 2005, the Company recorded $211,000 and $628,000, respectively, of stock-based compensation expense associated with non-vested stock grants.

As of September 30, 2006 approximately 59,000 restricted stock units have vested but the related shares are not issued as a result of individual elections made at the grant date to defer distribution until a later date.

Stock-based Compensation Expense

Total stock-based compensation was recorded for the three and nine months ended September 30, 2006 and 2005, respectively, to various operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenues	$24	$41	$238	$84
Research and development	46	8	184	26
Sales and marketing	105	71	347	235
General and administrative	175	91	645	283

	$350	$211	$1,414	$628

The Company’s operating and net loss for the three and nine-month periods ended September 30, 2006 were $142,000 and $527,000 higher than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively. The adoption of Statement No. 123R increased basic and diluted loss per share by $0.02 and $0.07 for the three and nine months ended September 30, 2006, respectively.

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

Information regarding revenues for the three and nine months ended September 30, 2006 and 2005 and long-lived assets (excluding goodwill and intangibles) in geographic areas as of September 30, 2006 and December 31, 2005, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$3,411	$4,351	$10,295	$13,841
International	762	547	1,979	1,377

Total revenues	$4,173	$4,898	$12,274	$15,218

	September 30, 2006	December 31, 2005
Long-lived Assets:
United States	$1,525	$1,965
International	67	91

	$1,592	$2,056

Revenues are attributed to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

(13) Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest expense, net	$1,199	$306	$2,707	$254
Change in fair value of derivative liabilities	(64)	(663)	(1,265)	(663)
Write-down related to cost method investment	—	—	—	364
Transaction loss (gain)	9	(2)	47	(15)
Other expenses (income), net	1	(10)	—	(11)

	$1,145	$(369)	$1,489	$(71)

As a result of certain features contained in our Senior Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $46,000 and are recorded on the balance sheet as of September 30, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three and nine months ended September 30, 2006, we recorded a non-cash benefit of $64,000 and $1.3 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the Senior Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and nine months ended September 30, 2006, we recorded $308,000 and $1.1 million, respectively, as interest expense related to this amortization.

At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and nine months ended September 30, 2006, we recorded $452,000 and $674,000, respectively, as interest expense related to this amortization.

During the three and nine months ended September 30, 2006, the Company also recorded $211,000 and $467,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Senior Notes and the Discount Note.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Software and software related	56.1%	32.9%	47.0%	31.0%
Services	43.9%	67.1%	53.0%	69.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	12.7%	12.8%	13.9%	13.7%
Cost of services	25.1%	38.2%	33.7%	37.1%
Amortization of acquired technology and customer contracts	6.5%	5.5%	6.3%	4.9%

Total cost of revenues	44.3%	56.5%	53.8%	55.8%

Gross profit	55.7%	43.5%	46.2%	44.2%

Operating expenses:
Research and development	28.8%	37.4%	33.2%	34.8%
Sales and marketing	39.1%	44.0%	44.5%	40.6%
General and administrative	37.1%	31.2%	39.8%	29.6%
Litigation and settlement costs	0.1%	3.1%	8.4%	1.3%
Restructuring charges (reversals)	(0.5%)	3.0%	1.6%	3.1%
Impairment charge for goodwill	—	—	80.5%	—
Amortization of other intangible assets	4.8%	7.0%	5.4%	6.4%

Total operating expenses	109.4%	125.8%	213.4%	115.8%

Operating loss	(53.7%)	(82.3%)	(167.1%)	(71.5%)
Interest and other expense (income), net	27.4%	(7.5%)	12.1%	(0.5%)

Net loss	(81.1%)	(74.7%)	(179.3%)	(71.1%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	September 30,
	2006			2005
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	35	4	39	54	—	54
Research and development	24	23	47	38	35	73
Sales and marketing	25	—	25	31	—	31
General and administrative	18	—	18	27	—	27

Total	102	27	129	150	35	185

Revenues

	Three months ended September 30,		Difference		Nine months ended September 30,		Difference
(in thousands)	2006	2005	$	%	2006	2005	$	%
Software and software related	$2,343	$1,609	$734	45.6%	$5,774	$4,721	$1,053	22.3%
Services	1,830	3,289	(1,459)	(44.4%)	6,500	10,497	(3,997)	(38.1%)

Total revenues	$4,173	$4,898	$(725)	(14.8%)	$12,274	$15,218	$(2,944)	(19.3%)

Revenue Concentration

As of and for the nine months ended September 30, 2006 and 2005, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$154	$1,460	11.9%	$1,223	$4,140	27.2%
B	85	2,049	16.7	648	2,546	16.7
All others, net of allowance	4,618	8,765	71.4	2,864	8,532	56.1

Total	$4,857	12,274	100.0%	$4,735	15,218	100.0%

(a)	Represents both billed and unbilled amounts

Revenues from the same customers for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006		2005
Customer	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	$240	5.8%	$1,436	29.3%
B	1,013	24.3	741	15.1
All others, net of allowance	2,920	70.0	2,721	55.6

Total	4,173	100.0%	4,898	100.0%

Software and software related revenues are comprised of software licenses, third party software reseller commissions, sales of source code, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. For our on-demand hosted term-based licensed solutions, the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term-based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a specified percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Service revenues are driven by a contract or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees revenue is recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized.

During the three months ended September 30, 2006, the Company recognized $800,000 in software and software related revenue pertaining to a perpetual licensing agreement entered into with Customer B. The agreement grants Customer B access to, and use of, the source code of our Metaprise Private Exchange Platform. In addition, the agreement provides for an additional $168,000, which is due on July 1, 2007 or earlier, upon the occurrence of certain events. The Company will recognize the remaining $168,000 when it is due and payable.

As presented in the table above, the decrease in total revenues, excluding the one time perpetual license to Customer B, for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to the decrease in revenues generated from our two largest customers, which represented $1.7 million and $4.0 million of the decrease, respectively. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle in the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regards to Customer A, we have begun to see an anticipated decrease in expected revenue levels which we expect will continue during the remainder of 2006 and into 2007. Historically, revenues generated from Customer A have varied significantly by quarter.

In addition, during 2005 we implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

During the three and nine months ended September 30, 2006, the Company recorded $68,000 and $302,000, respectively, in third party software reseller commissions, respectively, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software.

During 2006, the Company continues to sign additional software and software related agreements. During the three months ended September 30, 2006, the Company entered into 16 new software and software related agreements with customers for a total value of $4.6 million compared to 7 new software and software related agreements for a total value of $975,000 during the same period in 2005. However, as discussed above, under applicable accounting guidance we recognize the software revenues from term-based licenses ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during 2006.

Cost of Revenues

	Three months ended September 30,		Difference		Nine months ended September 30,		Difference
(in thousands)	2006	2005	$	%	2006	2005	$	%
Cost of software and software related	$529	$627	$(98)	(15.6%)	$1,702	$2,085	$(383)	(18.4%)
Cost of services	1,047	1,872	(825)	(44.1%)	4,131	5,653	(1,522)	(26.9%)
Amortization of acquired technology and customer contracts	272	268	4	1.5%	768	747	21	2.8%

Total cost of revenues	$1,848	$2,767	$(919)	(33.2%)	$6,601	$8,485	$(1,884)	(22.2%)

As a result of our continuing integration efforts, we have been able to remove significant costs, specifically headcount related costs from our cost structure. During 2006, we will continue to investigate opportunities to remove costs from our ongoing operations. We expect that our cost of revenues and operating costs will be at lower levels going forward compared to where they were previously.

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

Software and software related costs decreased by approximately $98,000 during the three months ended September 30, 2006 as compared to the same period in 2005. The decrease was primarily due to the reduction in the headcount related costs, hosting costs, travel and entertainment costs, and infrastructure and other related costs of $88,000, $15,000, $17,000, and $23,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in offshore resource costs and stock-based compensation costs of $29,000 and $16,000, respectively, as compared to the same period in 2005.

Software and software related costs decreased by approximately $383,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease was primarily due to the reduction in the headcount related costs, hosting costs, travel and entertainment costs, and infrastructure and other related costs of $348,000, $123,000, $38,000, and $52,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in offshore resource costs and stock based compensation costs of $98,000 and $62,000, respectively, as compared to the same period in 2005, as well as $18,000 of additional costs associated with the Digital Union acquisition.

Cost of Services

Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

The decrease in service related costs during the three months ended September 30, 2006 that resulted from the decline in service revenues was attributed to a reduction in headcount related costs, third party consulting costs, billable travel and entertainment costs, stock based compensation, travel and entertainment costs, and other related costs of $395,000, $3,000, $198,000, $35,000, $32,000 and $162,000, respectively, as compared to the same period in 2005.

The decrease in service related costs during the nine months ended September 30, 2006 that resulted from the decline in service revenues was attributed to a reduction in headcount related costs, third party consulting costs, billable travel and entertainment costs, and other related costs of $939,000, $174,000, $290,000, and $218,000, respectively, as compared to the same period in 2005. These were partially offset by increases in stock based compensation and travel and entertainment costs of $92,000 and $7,000, respectively, as compared to the same period in 2005.

Amortization of Acquired Technology and Customer Contracts

Amortization of acquired technology and customer contracts increased slightly for the three and nine months ended September 30, 2006 as compared to the same period in 2005 due to additional intangible amortization acquired from the Digital Union acquisition in July 2005 offset by the completion of the amortization of intangible assets from prior acquisitions.

Operating Expenses

	Three months ended September 30,		Difference		Nine months ended September 30,		Difference
(in thousands)	2006	2005	$	%	2006	2005	$	%
Research and development	$1,201	$1,831	$(630)	(34.4%)	$4,074	$5,297	$(1,223)	(23.1%)
Sales and marketing	1,630	2,155	(525)	(24.4%)	5,464	6,181	(717)	(11.6%)
General and administrative	1,547	1,527	20	1.3%	4,885	4,505	380	8.4%
Litigation and settlement costs	6	154	(148)	(96.1%)	1,032	192	840	437.5%
Restructuring charges (reversals)	(21)	149	(170)	(114.1%)	195	473	(278)	(58.8%)
Impairment charge for goodwill	—	—	—	—	9,877	—	9,877	N/A
Amortization of other intangible assets	201	344	(143)	(41.6%)	660	969	(309)	(31.9%)

Total operating expenses	$4,564	$6,160	$(1,596)	(25.9%)	$26,187	$17,617	$8,570	48.6%

Operating expenses, including cost of revenues, decreased to $6.4 million in the three months ended September 30, 2006 compared to $8.9 million in the three months ended September 30, 2005. The decrease in operating expenses is primarily attributable to an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006. The decreases were offset by an increase in professional service fees of $193,000 and stock-based compensation of $139,000, which is primarily attributable to the adoption of SFAS No. 123R in the first quarter of 2006.

Operating expenses, excluding goodwill impairment, including cost of revenues, decreased to $22.9 million in the nine months ended September 30, 2006 compared to $26.1 million in the nine months ended September 30, 2005. The decrease in operating expenses is primarily attributable to an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006. The decreases were offset by $1.4 million of additional costs associated with the Digital Union acquisition, an increase in litigation and settlement costs of $840,000, professional service fees of $313,000 and stock-based compensation of $786,000, which is primarily attributable to the adoption of SFAS No. 123R in the first quarter of 2006.

Research and Development

Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.

During the three months ended September 30, 2006, the decrease in research and development costs were primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $475,000 and $178,000, respectively. These costs were further reduced by a decrease in software license costs, and other related costs of $45,000 and $41,000, respectively. The decrease was offset by an increase in stock based compensation and third-party consulting costs (other than off-shore development) of $40,000 and $71,000, respectively, as compared to the same period in 2005. During 2005 and 2006, the Company took many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.

During the nine months ended September 30, 2006, the decrease in research and development costs was primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $1.3 million and $426,000, respectively. These costs were further reduced by a decrease in software license costs and other related costs of $102,000 and $118,000, respectively. The decrease was offset by the impact of the Digital Union acquisition, which represented an increase in research and development costs of $479,000. In addition, the decrease in research and development costs was partially offset by the increase in stock based compensation and third-party consulting costs (other than off-shore development) of $151,000 and $49,000, respectively, as compared to the same period in 2005.

As of September 30, 2006, the Company had a total of 47 people dedicated to development, which includes 23 dedicated offshore developers, compared to a total development headcount of 73, including 35 dedicated offshore developers as of September 30, 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.

There was a decrease in sales and marketing expenses for the three months ended September 30, 2006 as compared to the same period in 2005. Accounting for the decrease were decreases in Verticalnet’s historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, and general consulting costs of $308,000, $153,000, $99,000, and $10,000, respectively. The decreases were offset by increases in stock based compensation and other sales and marketing costs of $35,000 and $10,000, respectively, as compared to the same period in 2005. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.

The decrease in sales and marketing expenses for the nine months ended September 30, 2006 as compared to the same period was achieved despite the additional six months of costs incurred as a result of the Digital Union acquisition, which were $694,000.

Accounting for the decrease were decreases in Verticalnet’s historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, general consulting costs and other sales and marketing costs of $906,000, $308,000, $195,000, $75,000 and $28,000, respectively. The decreases were offset by increases in stock based compensation of $101,000, as compared to the same period in 2005. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include directors and officers insurance, and audit, legal, and other professional fees.

The increase in general and administrative expenses for the three months ended September 30, 2006 was primarily a result of stock based compensation, professional fees, and other general and administrative costs of $83,000, $193,000, and $102,000, respectively, as compared to the same period in 2005. The increase in stock based compensation was the result of the Company’s implementation of SFAS No. 123R during the first quarter of 2006. These costs were offset by decreases in insurance costs, public company costs (such as financial printing, investor relations, and transfer agent fees), historical headcount related costs, general consulting, recruitment, and travel and entertainment costs of $56,000, $61,000, $104,000, $80,000, $3,000, and $54,000, respectively, as compared to the same period in 2005. These decreases are a result of the Company’s continuing commitment to control its costs.

The increase in general and administrative expenses for the nine months ended September 30, 2006 was primarily a result of the Digital Union acquisition, which represented approximately $205,000 of the increase. In addition, stock based compensation, professional fees, public company costs (such as financial printing, investor relations, and transfer agent fees), and other general and administrative costs increased by $360,000, $313,000, $4,000, and $42,000, respectively, during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in stock based compensation was the result of the Company’s implementation of SFAS No. 123R during the first quarter of 2006. These costs were offset by decreases in the costs of insurance, recruitment, travel and entertainment, historical headcount related costs, and general consulting of $147,000, $95,000, $122,000, $62,000, and $118,000, respectively, as compared to the same period in 2005.

Litigation and Settlement Costs

During the three months ended September 30, 2006, the Company recorded $6,000 of general litigation expenses. For the nine months ended September 30, 2006, the Company recorded $730,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris Corp (“Tigris”), a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company recorded litigation related expenses of $302,000 relating to the Jodek Case (see Note 8 to the consolidated financial statements).

Restructuring Charges (Reversals)

During the three months ended September 30, 2006, the Company reversed $21,000 of the $238,000 in restructuring charges previously recorded during the three months ended March 31, 2006 as compared to the $149,000 recorded during the same period in 2005. These restructuring charges were recorded in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The reversal of restructuring charges for the three months ended September 30, 2006 was primarily due to decreases in actual severance payments made to employees.

Impairment Charge for Goodwill

During the nine months ended September 30, 2006, the Company performed an impairment test in accordance with SFAS No. 142. The Company normally performs the impairment test on an annual basis during the fourth quarter of each fiscal year; however, in June 2006 the Company determined that there were sufficient indicators, specifically (1) the decrease in the Company’s market capitalization and (2) the Company’s decreasing relationship with one of the Company’s largest customers to indicate that there may be an impairment of its recorded goodwill and intangible assets. Based on the Company’s testing, the Company determined that there was a goodwill impairment and therefore the Company reduced its goodwill by $9.9 million. There were no impairments identified during 2005.

Amortization of Other Intangible Assets

The decrease in amortization of other intangible assets during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest expense, net	$1,199	$306	$2,707	$254
Change in fair value of derivative liabilities	(64)	(663)	(1,265)	(663)
Write-down related to cost method investment	—	—	—	364
Transaction loss (gain)	9	(2)	47	(15)
Other expenses (income), net	1	(10)	—	(11)

	$1,145	$(369)	$1,489	$(71)

As a result of certain features contained in our Senior Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $46,000 and are recorded on the balance sheet as of September 30, 2006. For each subsequent quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the three and nine months ended September 30, 2006, we recorded a non-cash benefit of $64,000 and $1.3 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the Senior Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be amortized over the life of the notes and recorded as additional interest expense. During the three and nine months ended September 30, 2006, we recorded $308,000 and $1.1 million, respectively, as interest expense related to this amortization.

At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the notes and recorded as additional interest expense. During the three and nine months ended September 30, 2006, we recorded $452,000 and $674,000, respectively, as interest expense related to this amortization.

During the three and nine months ended September 30, 2006, the Company also recorded $211,000 and $467,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Senior Notes and the Discount Note.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements of the Company:

(in thousands)	September 30, 2006	December 31, 2005
Cash and cash equivalents	$2,467	$4,576
Accounts receivable, net	$4,857	$5,188
Working capital (deficit)	$(8,346)	$681
Current ratio	0.50	1.07
Deferred revenues	$4,822	$3,610
Total debt, other non-current liabilities, and derivative liabilities, including current portion	$8,063	$6,000

	Nine Months Ended September 30,
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(4,475)	$(7,716)
Net cash provided by (used in) investing activities	21	(389)
Net cash provided by financing activities	2,324	5,368

Historically, the Company has funded itself through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During the nine months ended September 30, 2006, net cash used in operating activities was approximately $4.5 million and was primarily a result of the net loss from operations of $22.0 million, offset by a $9.9 million impairment charge for goodwill, $4.3 million in other non-cash charges, an increase of $1.5 million in accounts payable and accrued expenses, an increase in deferred revenues of $1.2 million, a decrease of $345,000 in prepaid expenses and other assets, and a decrease of $331,000 in accounts receivable.

Investing activities

During the nine months ended September 30, 2006, net cash provided by investing activities was $21,000 and consisted of a change in restricted cash of $155,000 offset by acquisitions related payments of $57,000 and capital expenditures of $77,000.

Financing activities

We currently believe that we will be able to finance our capital requirements and anticipated operating losses through September 30, 2007, assuming that we (i) are able to obtain the Consent (defined below) from the holders of our $6.6 million senior secured promissory notes (the “Senior Notes”), which we are currently seeking and which will extend the due date of our $5.3 million senior subordinated discounted promissory note (the “Discount Note”) from January 2007 to November 2007, (ii) the Senior Notes and Discount Note are not called within this timeframe, (iii) are able to repay a portion of the Senior Notes with our common stock as discussed below, (iv) are able to sell or license certain non-strategic technology assets, and (v) our actual revenues and expenses are within our current projected estimates.

Given our current cash level and debt repayment schedules, we believe we may seek to obtain additional debt or equity financing or seek to restructure or refinance our existing indebtedness, subject to obtaining any required consent from the holders of the Senior Notes and the Discount Note, which may result in the issuance of additional debt or equity securities that may further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products subject to obtaining the consent of the holders of our Senior Notes and Discount Note to dispose of such assets. In the event that we are successful in the sale or licensing of these non-strategic assets we may be required to use the proceeds to reduce the balance of the outstanding Senior Notes or Discount Note. During the three months ended September 30, 2006, the Company collected $800,000 related to restructuring a perpetual license agreement for our Metaprise Private Exchange Platform.

As of September 30, 2006, we had cash and cash equivalents of $2.5 million and the outstanding payments to be made under our Senior Notes and Discount Note are $3.1 million and $5.3 million, respectively, plus interest.

Under the terms of the Senior Notes, we are required to maintain a cash balance of at least $1.5 million. As of September 30, 2006, the amount of each remaining monthly principal payment under the Senior Notes is as follows: $317,500 from October 2006 through February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007. Under the terms of our Discount Note, we are prohibited from paying the monthly principal and interest payments under the Senior Notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the Senior Notes. In the past, we have typically made the monthly principal and interest payments under the Senior Notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the Senior Notes, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 6 of the consolidated financial statements in Part 1. Item 1 of this Form 10-Q).

As of September 30, 2006, an aggregate amount of $5.3 million plus accrued interest may be declared due by the holder of the Discount Note at any time after January 31, 2007 (see below for additional information). As a result, the obligations under the Discount Note (net of discount) have been reflected on our consolidated balance sheet as of September 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year.

Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes to permit us to grant the holder of the Discount Note a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the holder of the Discount Note can declare the Discount Note due at any time after January 31, 2007. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. We are currently seeking the Consent of the holders of our Senior Notes. To induce the holders of the Senior Notes to grant us the Consent, we may need to provide them with additional incentives, including issuing additional equity securities or modifying the terms of their Senior Notes and warrants, which may result in further dilution of our existing shareholders. No assurance can be made that we will be able to obtain the Consent and as a result we may need to accelerate our plans noted above.

On September 27, 2006, we received written notification (the “Notice”) from the Nasdaq Capital Market (“Nasdaq”) that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share (the “Minimum Price Requirement”) required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). We have been provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance. The Notice states the Nasdaq staff (the “Staff”) will provide written notification that the Company has achieved compliance with the Rule if at any time before March 26, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the Notice also states that the Staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If we cannot demonstrate compliance with the Rule by March 26, 2007, the Staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will notify us that it has been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to de-list our securities to a Listing Qualifications Panel. As of November 1, 2006, we do not meet the initial listing criteria of having shareholders’ equity of at least $5 million.

There can be no assurance that our common stock will trade above $1.00 per share or that we will meet all of the listing criteria for The Nasdaq Capital Market in the future.

As of September 30, 2006, we were in compliance with the covenants under the Senior Notes and the Discount Note. However, no assurance is made that we will remain in compliance with all of the covenants under the Senior Notes and the Discount Note, including the covenants relating to listing our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or not receiving a qualification from our auditors as to our ability to continue as a “going concern.” The Senior Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Senior Notes or the Discount Note, the holders of the Senior Notes and the Discount Note may declare us in default and may declare all amounts due under the notes.

Contractual Commitments

The following table outlines future contractual commitments (see Note 2, 6, 7, and 8 to the consolidated financial statements):

Expected Cash Payment by Period

(in thousands)

	2006(a)	2007	2008	2009	2010	Thereafter	Total
Senior secured convertible promissory notes (b)	$1,014	$2,173	$—	$—	$—	$—	$3,187
Senior subordinated discount notes (c)	159	5,489	—	—	—	—	5,648
Operating leases	247	714	536	373	365	—	2,235
Capital leases (d)	21	80	38	1	—	—	140
Liability settlement (e)	50	200	150	—	—	—	400
Tenant improvement loan (f)	3	11	7	—	—	—	21
Insurance financing (g)	205	35	—	—	—	—	240
Employment agreements (h)	301	53	—	—	—	—	354
Other obligations (i)	69	221	11	—	—	—	301

Total	$2,069	$8,976	$742	$374	$365	$—	$12,526

(a)	Reflects amounts payable over the last three months of 2006.
(b)	Senior secured convertible promissory notes include future interest obligations.
(c)	Senior subordinated discount notes include future interest obligations.
(d)	Capital lease balances include future interest obligations.
(e)	Liability settlement balances include future interest obligations.
(f)	Tenant improvement loan balances include future interest obligations.
(g)	Relates to insurance policy financing in 2006.
(h)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $1.8 million.
(i)	Relates to third-party hosting facilities and minimum offshore development resources commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro and/or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the three months ended September 30, 2006 and 2005, approximately 18% and 11%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. For the nine months ended September 30, 2006 and 2005, approximately 16% and 9%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Other than the Senior Notes and the Discount Note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.2% at September 30, 2006. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

Derivatives

On August 16, 2005, the Company issued the Senior Notes to various independent institutional investors (the “August Investors”) (see Note 6 to the consolidated financial statements). The Senior Notes are convertible into shares of Verticalnet’s common stock, at the option of the August Investors, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of September 30, 2006, 629,780 shares would be issuable if the August Investors elected to convert the remaining principal amount of the Senior Notes and accrued interest. The Company also issued to the August Investors warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $5.39 per share, subject to adjustment upon certain similar conditions, including certain issuances of stock at a price below $5.39 per share. The warrants are exercisable after six months from the closing date of the Senior Notes for a period of five years from the closing date. The term of the warrants can be extended by the August Investors for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the August Investors are not permitted to use the prospectus included in the registration statement for the resale of the shares.

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

The Company has also agreed that if the August Investors are unable to use either the 2005 Registration Statement or the New Registration Statement, because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the August Investors an amount equal to one and one half percent (1.5%) of the original principal amount of the Senior Notes, in cash, for every thirty day period that such registration statement cannot be used.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of September 30, 2006, the derivative liabilities had a fair value of $36,000 and $10,000, for the conversion and prepayment feature and the warrants, respectively.

As outlined by the Senior Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 1,058,046 shares of common stock during the nine months ended September 30, 2006 for the principal and interest payments. In October and November 2006, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 141,937 and 262,955 shares of common stock on October 2, 2006 and November 1, 2006, respectively.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. (“Jodek”) v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The Complaint alleged that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. On May 5, 2006, the Company was informed that its insurer was largely denying the Company’s claim for coverage under the Company’s directors and officers insurance policy (the “D&O Policy”).

On August 11, 2006, the Company and Jodek entered into a Settlement Agreement (the “Settlement Agreement”), that provided for the settlement of the Jodek Case. Pursuant to the Settlement Agreement: (i) the settlement amount was fixed at $5,563,000; (ii) the Company agreed to pay the balance of its $500,000 retention obligation under the D&O Policy (less than $100,000) to the plaintiff (which amount has been paid); (iii) the Company agreed to prosecute an action, at the plaintiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iv) the plaintiff agreed to release the Company of all claims. Pursuant to the Settlement Agreement, the Company will only be required to pay the balance of the settlement amount ($5,563,000) if any of the Company’s claims are collected from the insurer to the extent of the amount collected; therefore, this amount is not recorded as a liability in the Company’s consolidated balance sheet. On August 22, 2006, the U.S. District Court for the Eastern District of Pennsylvania entered an order approving the Settlement Agreement and entering it as an order of the Court.

On September 22, 2006, in accordance with the Settlement Agreement, the Company instituted an action in the U.S. District Court for the Eastern District of Pennsylvania captioned Verticalnet, Inc. v. U.S. Specialty Insurance Company at Civil Action No. 06-4245 (the “Second Jodek Case”). Pursuant to the Settlement Agreement, the attorney representing the Company in the Second Jodek Case was selected by and is being paid for solely by Jodek.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

We have incurred significant indebtedness and diluted our shareholders through the issuance of equity securities to provide funding for our operations and obligations and we may continue to do so to meet our future cash requirements.

We currently believe that we will be able to finance our capital requirements and anticipated operating losses through September 30, 2007, assuming that we (i) are able to obtain the Consent (defined below) from the holders of our $6.6 million senior secured promissory notes (the “Senior Notes”), which we are currently seeking and which will extend the due date of our $5.3 million senior subordinated discounted promissory note (the “Discount Note”) from January 2007 to November 2007, (ii) the Senior Notes and Discount Note are not called within this timeframe, (iii) are able to repay a portion of the Senior Notes with our common stock as discussed below, (iv) are able to sell or license certain non-strategic technology assets, and (v) our actual revenues and expenses are within our current projected estimates.

Given our current cash level and debt repayment schedules, we believe we may seek to obtain additional debt or equity financing or seek to restructure or refinance our existing indebtedness, subject to obtaining any required consent from the holders of the Senior Notes and the Discount Note, which may result in the issuance of additional debt or equity securities that may further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products subject to obtaining the consent of the holders of our Senior Notes and Discount Note to dispose of such assets. In the event that we are successful in the sale or licensing of these non-strategic assets we may be required to use the proceeds to reduce the balance of the outstanding Senior Notes or Discount Note. During the three months ended September 30, 2006, the Company collected $800,000 related to restructuring a perpetual license agreement for our Metaprise Private Exchange Platform.

As of September 30, 2006, we had cash and cash equivalents of $2.5 million and the outstanding payments to be made under our Senior Notes and Discount Note are $3.1 million and $5.3 million, respectively, plus interest.

Under the terms of the Senior Notes, we are required to maintain a cash balance of at least $1.5 million. As of September 30, 2006, the amount of each remaining monthly principal payment under the Senior Notes is as follows: $317,500 from October 2006 through February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007. Under the terms of our Discount Note, we are prohibited from paying the monthly principal and interest payments under the Senior Notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the Senior Notes. In the past, we have typically made the monthly principal and interest payments under the Senior Notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the Senior Notes, the number of shares we can use to pay principal and interest under the Senior Notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Senior Notes in shares of common stock. If we cannot make principal and interest payments under the Senior Notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 6 of the consolidated financial statements in Part 1. Item 1 of this Form 10-Q).

As of September 30, 2006, an aggregate amount of $5.3 million plus accrued interest may be declared due by the holder of the Discount Note at any time after January 31, 2007 (see below for additional information). As a result, the obligations under the Discount Note (net of discount) have been reflected on our consolidated balance sheet as of September 30, 2006 in current portion of long-term debt because the obligations under the Discount Note could be declared due within one year.

Pursuant to the Discount Note, if we are unable to obtain the consent of the holders of our Senior Notes to permit us to grant the holder of the Discount Note a subordinated lien and security interest in all of our assets and the assets of our subsidiaries (the “Consent”), the holder of the Discount Note can declare the Discount Note due at any time after January 31, 2007. If we obtain the Consent from the holders of the Senior Notes before January 31, 2007, the maturity date of the Discount Note will be November 18, 2007. We are currently seeking the Consent of the holders of our Senior Notes. To induce the holders of the Senior Notes to grant us the Consent, we may need to provide them with additional incentives, including issuing additional equity securities or modifying the terms of their Senior Notes and warrants, which may result in further dilution of our existing shareholders. No assurance can be made that we will be able to obtain the Consent and as a result we may need to accelerate our plans noted above.

On September 27, 2006, we received written notification (the “Notice”) from the Nasdaq Capital Market (“Nasdaq”) that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share (the “Minimum Price Requirement”) required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). We have been provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance. The Notice states the Nasdaq staff (the “Staff”) will provide written notification that the Company has achieved compliance with the Rule if at any time before March 26, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the Notice also states that the Staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If we cannot demonstrate compliance with the Rule by March 26, 2007, the Staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will notify us that it has been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to de-list our securities to a Listing Qualifications Panel. As of November 1, 2006, we do not meet the initial listing criteria of having shareholders’ equity of at least $5 million.

There can be no assurance that our common stock will trade above $1.00 per share or that we will meet all of the listing criteria for The Nasdaq Capital Market in the future.

As of September 30, 2006, we were in compliance with the covenants under the Senior Notes and the Discount Note. However, no assurance is made that we will remain in compliance with all of the covenants under the Senior Notes and the Discount Note, including the covenants relating to listing our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or not receiving a qualification from our auditors as to our ability to continue as a “going concern.” The Senior Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Senior Notes or the Discount Note, the holders of the Senior Notes and the Discount Note may declare us in default and may declare all amounts due under the notes.

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

As of September 30, 2006, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For the nine months ended September 30, 2006, two customers accounted for $3.5 million or 28.6% of our total revenues. During the same period in 2005, these same two customers accounted for $6.7 million or 43.9% of our total revenues.

As of September 30, 2006, these two customers accounted for $239,000 or 4.9% of our accounts receivable balance, of which $82,000 has been collected as of November 1, 2006. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.

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

Our common stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On September 27, 2006, we received written notification (the “Notice”) from Nasdaq that the bid price of our common stock for 30 consecutive trading days had closed below the minimum $1.00 per share (the “Minimum Price Requirement”) required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), we have been provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance. The Notice states the Nasdaq staff (the “Staff”) will provide written notification that Verticalnet has achieved compliance with the Rule if at any time before March 26, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the Notice also states that the Staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If we cannot demonstrate compliance with the Rule by March 26, 2007, the Staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Staff will provide written notice that our securities will be delisted. At that time, we may appeal the Staff’s determination to delist our securities to a Listing Qualifications Panel. As of November 1, 2006, we do not meet the initial listing criteria of net worth of at least $5 million.

There can be no assurance that our common stock will trade above $1.00 per share or that we will meet all of the listing criteria for The Nasdaq Capital Market.

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

We may issue our securities in capital raising or acquisition transactions, which could dilute our existing shareholders.

From time to time, we consider potential acquisitions in an attempt to grow our business. In addition, we may seek to raise additional capital. We may be required to incur debt or issue equity securities to pay for acquisitions or to raise additional capital, which may be dilutive to our existing shareholders.

New versions and releases of our products may contain errors or defects.

Our software products may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products. Errors in new releases and new products after their introduction could result in delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and defects in new releases or new products after they are shipped or released.

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

The markets for our products and services are evolving and characterized by rapid technological change, changing customer needs, evolving industry standards, and frequent new product and service announcements. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete or unmarketable. If we are unable to respond to these developments successfully or do not respond in a cost-effective way, our business, financial condition, and operating results will suffer. To be successful, we must continually improve and enhance the responsiveness, services, and features of our software products and introduce and deliver new product and service offerings and new releases of existing products. We may fail to improve or enhance our software products or fail to introduce and deliver new releases or new offerings on a timely and cost-effective basis or at all. If we experience delays in the future with respect to our software products, or if our improvements, enhancements, offerings, or releases to these products do not achieve market acceptance, we could experience a delay or loss of revenues and customer dissatisfaction. Our success will also depend in part on our ability to acquire or license third-party technologies that are useful in our business, which we may not be able to do.

We may ultimately be unable to compete in the markets for the products and services we offer.

The markets for our software products and services are intensely competitive, which may result in low or negative profit margins and difficulty in achieving market share, either of which could seriously harm our business. We expect the intensity of competition to increase. Our software products and services face competition from software companies whose products or services compete with a particular aspect of the solution we provide, as well as several major enterprise software developers and consulting firms. Many of our competitors have longer operating histories, greater brand recognition, and greater financial, technical, marketing, and other resources than we do, and may have well-established relationships with our existing and prospective customers. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives. Our competitors may also develop products or services that are superior to or have greater market acceptance than ours. If we are unable to compete successfully against our competitors, our business, financial condition, and operating results would be negatively impacted.

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

We provide some of our services through computer hardware that is currently located in a third-party web hosting facility in Philadelphia, Pennsylvania operated by SunGard, Inc. We do not control the operation of this facility, and it may be subject to damage or interruption from floods, fires, power loss, telecommunications failures, and similar events. It may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by a facility to provide our required data communications capacity could result in interruptions in our service. While we are not aware of any such interruptions, if an actual or perceived interruption of our applications occurred or if our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers. In addition, we may be subject to service level penalties, which could materially and adversely affect our business, financial condition, and operating results.

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

We use our own as well as third-party software to support or enable our applications and which may be subject to intrusion or corruption by third parties, which may render our on-demand applications unstable or unavailable to our customers. While we are not aware of any such intrusion, if an actual or perceived intrusion or corruption of our software or third-party software which we use to support or enable our applications occurs, and our applications become unstable or unavailable, the perception by existing or potential customers of our applications could be harmed and we could lose sales and customers.

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

Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations. In June 2006, based on our market capitalization as well as other business indicators (including the Company’s decreasing relationship with one of the Company’s largest customers), we concluded that we were required to assess whether any portion of our recorded goodwill balance or amortizable intangible assets were impaired. We concluded that goodwill was impaired in the amount of $9.9 million. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

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

The holders of our Senior Notes received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the Senior Notes, the holders would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of the Senior Notes would have a material adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Settlement Agreement, dated as of August 11, 2006, by and between Jodek Charitable Trust, R.A. and the Company.*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

Date: November 14, 2006

By:	/s/ GENE S. GODICK

Name:	Gene S. Godick
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2006