Form 10-K
period 2006-12-31
VERTICALNET INC
filed 2007-04-02
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $6,692,725. Such aggregate market value was computed by reference to the closing sale price per share of $1.29 as reported on The Nasdaq Capital Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the registrant. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 10, 2007 was 10,692,817.

DOCUMENTS INCORPORATED BY REFENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of the Shareholders are incorporated herein by reference in Part III hereof, unless the definitive Proxy Statement is not to be filed by April 30, 2007, in which case registrant will amend the Form 10-K to provide the omitted information.

VERTICALNET, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

Our forward-looking statements are not meant to predict future events or circumstances and may not be realized because they are based upon current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ materially from those currently expected as a result of these risks and uncertainties. Factors that may cause or contribute to a difference between the expected or desired results and actual results include, but are not limited to, the availability of and terms of equity and debt financing to fund our business; our reliance on the development of our enterprise software business; our ability to continue to remain listed on The Nasdaq Capital Market; competition in our target markets; economic conditions in general and in our specific target markets; our ability to use and protect our intellectual property; and our ability to attract and retain qualified personnel, as well as the risks discussed in Item IA of this report entitled “Risk Factors.” Given these uncertainties, investors are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

ii

PART I

Item 1.	Business

Description of the Company

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), in 2004 we began generating revenues from spend analysis and other supply chain consulting services and, since our July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union Limited (“Digital Union”), a provider of eSourcing and eProcurement software based in the United Kingdom, and as a result we expect to see a continued increase in the proportion of our revenues from software and software related revenues. We anticipate seeing an increase in the proportion of our revenue coming from the licensing of our products and maintenance, primarily on a subscription-based on-demand basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview” for a discussion of the significant changes in our business in 2006.

Our business has one operating segment. Financial information regarding our geographic areas is presented in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Competitive Advantage

We believe our solutions are differentiated by the breadth of our Supply Management offering, our “on-demand” delivery model, the depth of our consulting and services expertise and our category specific strategic collaborative sourcing solutions.

Supply Management Suite – We believe that we offer a complete suite of supply management solutions to help our customers to automate the full lifecycle of the strategic sourcing process – from opportunity identification, through supplier negotiation, contract management, performance management, and compliance measurement.

On-Demand – We believe that we deliver the broadest suite of supply management solutions “on-demand.” Verticalnet On-Demand enables companies to achieve and sustain one of lower total cost of ownership by enabling them to access Verticalnet XE applications over the Internet with no software installation required. We believe that Verticalnet On-Demand significantly reduces the risk associated with implementing a strategic supply management solution as well as delivers the fastest results with the lowest total cost of ownership. With Verticalnet On-Demand, there is no software to install, maintain, and support and no prohibitive up-front costs. Verticalnet manages all of the infrastructure management and support services, including buyer and supplier enablement.

Services – We offer a services approach across all of our solutions for companies that are looking for business process improvement or assistance with complex data problems. Our services teams have focused skill sets and experience which enable them to address highly complex client sourcing needs. We believe our service capabilities are an advantage versus most of our installed software-focused competitors.

Collaborative Sourcing – We believe that Verticalnet’s category-specific collaborative sourcing solutions are unique among other broad supply management competitors. XE Collaborative Sourcing, a combination of technology and consulting services, are tailored towards specific categories, such as transportation, packaging, industrial maintenance, repair, and operations (“MRO”), and commercial printing. We believe that this offering provides significant differentiation versus our traditional competitors and often provides an additional solution to sell to companies that may have already purchased software from a competitor.

Our Solutions

Our solutions consist of a tailored mix of software, services, and process expertise designed to meet the specific needs of our customers. Supply Management encompasses the lifecycle of strategic sourcing and procurement. Our Verticalnet XE suite of on-demand software solutions consist of six modules: Program Manager, Spend Manager, Negotiation Manager, Contract Manager, Procurement Manager, and Performance Manager. Our software is licensed by module, with our customers selecting the modules that are appropriate for their business. Additionally, we offer technology enabled, category-specific Strategic Sourcing services on demand.

Verticalnet XE Supply Management Suite

Verticalnet XE Supply Management Suite is an end-to-end on-demand supply management suite that enables sourcing and procurement organizations to balance price, performance, and risk to achieve a lower total cost of ownership. The following six modules that comprise our Verticalnet XE suite of software solutions are available on-demand as an independent or integrated offering.

•	Verticalnet Program Manager facilitates the rollout of re-usable program and process management to ensure that strategic sourcing processes are applied across the supply management lifecycle.

•	Verticalnet Spend Manager provides a fast, intelligent, repeatable, and straightforward solution to analyze spending patterns to monitor compliance and identify sourcing opportunities.

•	Verticalnet Negotiation Manager is a comprehensive solution for creating, collaborating, publishing, negotiating, and analyzing auctions, requests for proposal and/or requests for quote.

•	Verticalnet Contract Manager provides the tracking, management, and negotiation capabilities necessary to negotiate and provide enterprise-wide access to contracts.

•	Verticalnet Procurement Manager provides control over the procurement process to help companies realize the maximum cost savings identified through supplier sourcing and negotiation.

•	Verticalnet Performance Manager provides effective management of performance and compliance, and then the ability to immediately remedy problem areas.

Verticalnet XE Collaborative Sourcing

Verticalnet XE Collaborative Sourcing (“XECS”) combines Verticalnet technology, services, and category expertise to enable companies to drive additional value from strategic, complex categories. XECS solutions include:

•	Transportation

•	Packaging

•	Industrial MRO

•	Commercial printing

•	Temporary labor

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

Consulting Services

Verticalnet’s consulting organization has completed hundreds of supply management consulting engagements with Global 2000 enterprises and mid market companies. Our consultants have particular expertise at managing large volumes of customer data to perform spending analysis and complete strategic sourcing engagements for large, complex purchasing categories such as packaging; transportation; maintenance, repair and operational; services; and commercial printing.

Our consultants have also performed many supply chain optimization consulting engagements for large clients. As of March 30, 2007, our consulting organization consists of 28 consultants based out of our Guildford (United Kingdom), New York, Chicago, and Malvern offices. Our consulting personnel possess both real world experience and strong academic backgrounds in the fields of engineering, operations research, and computer science which enable them to deliver rigorous data-driven approaches for solving complex sourcing problems.

Our consultants also help customers plan, implement, and manage our software products so that they achieve their business objectives. At the heart of our implementation services are straightforward methodologies and tools that make software implementations smooth and efficient. Our methodology approaches implementation in well-defined, manageable phases — rolling out categories, suppliers, and customers over discrete intervals and targets. Customer generally “go-live” in less than 90 days.

Custom Development

We offer custom development for customers that desire to build additional capabilities into our applications. Our Solution Center works with clients to define custom development requirements and build the required functionality on top of our Collaborative Supply Chain Foundation. Often, new capabilities developed for customers can be incorporated into future versions of our software.

Our software platform was built to be flexible and extensible. Our customers find that many of their complex supply chain problems often can be solved by taking advantage of the features of the platform. Our Solution Center approach generally allows us to complete customization projects more quickly and cost effectively than internal IT organizations or traditional custom development firms. Typically the resulting custom developed applications are fully integrated with, and built on the same data model as, the customer’s existing Verticalnet implementation.

Customers

We have two customers, Premier, Inc. and A.T. Kearney, which together represent approximately 23.8% of our total revenue for the year ended December 31, 2006. The termination or material reduction of our relationship by either of these customers could have a material adverse effect on our business, operating results, and financial condition.

Sales and Marketing

Our direct sales organization focuses on selling supply management solutions to large companies, typically with over $1 billion in revenues, as well as mid-market companies with revenues from $250 million to $1 billion. We typically target companies in manufacturing, consumer products, pharmaceuticals, and retail where supply management is a critical driver of corporate profitability. Our sales team members have deep experience in either enterprise software sales or in solution-based sales. Our direct sales force is teamed with pre-sales consultants that work with prospects to select the proper solution to meet customer requirements and deliver the greatest value. Account executives are split into two organizations, one focused on new account sales, and the other focused on uncovering new business opportunities with existing customers.

We also use selective indirect sales channels, such as third-party alliances, to market our solutions, and to increase the market penetration of our solutions through joint marketing and sales activities. Such relationships allow us to extend the reach of our sales efforts without increasing headcount.

We support our sales activities by conducting a variety of marketing programs and participate in industry conferences. We maintain relationships with recognized industry analysts, including AMR Research and the Aberdeen Group. These firms advise our target client base, as well as provide us with critical feedback into our product management process. We also conduct lead-generation programs, including telesales, web seminars, advertising, direct mail, email marketing, public relations, ongoing client communication programs, and Verticalnet-moderated conferences and seminars.

Proprietary Rights

We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements and other contractual arrangements, and confidentiality and non-disclosure agreements with our employees, our clients, consulting partners, and others to help protect proprietary rights in our products. We distribute our supply management applications under software license agreements, which typically grant clients perpetual or term-based nonexclusive, nontransferable licenses to our software products. Under such typical license agreements, we retain all ownership rights to our products.

Use of the licensed software is usually restricted to the client’s internal operations and to designated users. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work. We have also licensed to select customers the right to access the source code of several of our legacy, non-strategic software products and to allow those customers to create derivative works of those products.

We typically enter into master service or professional service agreements and/or statements of work with our customers who purchase our services. These agreements also have similar provisions to protect our intellectual and proprietary rights to the tools we may use to provide our services.

Research and Development

We direct our efforts in research and development to new products, enhancements of the capabilities in existing products, and expansion of our supply management capabilities. Our internal research and development team has developed most of our current products. In addition, we obtained some underlying technology through acquisitions. In developing new products or enhancements, we work closely with current and prospective clients, as well as with industry experts, to ensure that our products address the critical supply chain needs of today’s businesses. We believe that this collaboration is necessary to develop and improve our software and products. Our product group works closely with our marketing, sales, and services groups to develop products that meet real customer needs. As of March 1, 2007, our research and development staff consisted of 20 employees.

In August 2003, we entered into an agreement with Symphony Service Corp., a U.S. based company, to provide software development services and customer support services at a global development center in Bangalore, India. As of March 1, 2007, there were 19 software developers and 4 customer service representatives in Bangalore, India.

Competition

The markets for our solutions are highly competitive. Our competitors are diverse and offer a variety of solutions targeting various segments of the extended supply chain, as well as the enterprise as a whole. More specifically, we compete with:

•	Large enterprise resource planning (“ERP”) software vendors, including Oracle and SAP, who have added or are attempting to add capabilities for strategic sourcing to their products;

•	e-Sourcing solution providers, such as Ariba, Emptoris, Ketera Technologies, Perfect Commerce, Procuri, and a number of privately held solution providers, and

•	Internal efforts by corporate information technology departments or procurement organizations.

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

Many of our current and potential competitors have longer operating histories, significantly greater current and potential financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of these vendors have and may continue to introduce supply management modules that are included as part of broader enterprise applications at little or no cost. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. As a result, we may not be able to successfully compete against our current and future competitors.

Employees

As of March 1, 2007, we had 88 employees. We consider our relationship with our employees to be good. None of our employees are covered by collective bargaining agreements.

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

Item 1A.	Risk Factors

We will require additional capital to fund our operations and obligations.

We believe that we will be able to finance our capital requirements and operations through, at least, March 31, 2008, assuming that (i) we are able to repay a portion of our senior secured convertible promissory notes due July 2, 2007, which we refer to as the convertible notes, with our common stock as discussed below, (ii) the convertible notes and our $5.5 million senior subordinated discounted promissory notes, which we refer to as the discount note, are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.

As of December 31, 2006, we had cash and cash equivalents of $2.8 million. Under the terms of our convertible notes, we are required to maintain a cash balance of at least $1.5 million. As of December 31, 2006, the outstanding payments to be made under the convertible notes are $2.1 million, plus interest, and the amount of each remaining monthly principal payments under the convertible notes are as follows: $317,500 in January and February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007.

As of December 31, 2006, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our amended discount note and interest payments of $165,000 are payable under the discount note quarterly until the maturity date. As of March 28, 2006, we entered into an agreement to further amend the discount note to give us the option to extend the stated maturity date of the discount note from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option and if we elect to exercise the option, the outstanding principal amount of the discount note will automatically increase by $575,000. Under the terms of the amended discount note, we are required to pay the discount note holder an amount equal to 25% of the gross proceeds raised in any equity financing transaction completed while the discount note is outstanding, which amount will be applied as payment toward the then outstanding principal amount of the discount note. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a more detailed description of the amendments to the discount note.

Given our cash level and debt repayment schedules, we are seeking to obtain additional debt or equity financing and/or seeking to restructure or refinance our existing indebtedness, subject to obtaining any required consent from our debt holders, which may result in the issuance of additional debt or equity securities that will further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products, subject to obtaining the consent of our debt holders to sell such assets. In the event that we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to reduce the outstanding balance of the convertible notes or the discount note.

In addition, if we are ultimately unable, for any reason, to receive cash payments expected from our customers, our business, financial condition, and results of operations may be materially and adversely affected.

Our indebtedness and debt service obligations may adversely affect our cash flows.

Should we be unable to satisfy our interest and principal payment obligations under our convertible notes through the issuance of shares of our common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations as well as our obligations under our discount note, we may have to restructure or limit our operations.

Under the terms of the discount note, we are prohibited from paying the monthly principal and interest payments under the convertible notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the convertible notes. However, the terms of the convertible notes impose limitations on the number of shares we can use to make principal and interest payments based on the trading price and volume of our common stock. As a result, during periods when the trading price and volume of our common stock has declined, we have not been able to make the entire principal and interest payments under the convertible notes in shares of common stock. Historically, we have made at least a portion of the monthly principal and interest payments on the convertible notes in shares of common stock. If we cannot make principal and interest payments under the convertible notes with shares of common stock, we will have to use our available cash to make such payments.

In February 2007, our registration statement registering 2,500,000 shares of common stock for resale was declared effective, which was our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the convertible notes or upon conversion of the convertible notes. We may also be required to make monthly principal and interest payments on the convertible notes in cash instead of shares of common stock if this registration statement later ceases to remain effective. As of March 30, 2007, approximately 2.2 million shares of common stock remain available for issuance under the registration statement.

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

Our convertible notes and discount note provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to prepay the notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

Our convertible notes and discount note allow the holders thereof to require us to prepay the notes upon the occurrence of various events of default, such as the failure to list our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or our receiving a qualification from our auditors as to our ability to continue as a “going concern.” The convertible notes and the discount note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the convertible notes or the discount note, the holders of the convertible notes and the discount note may declare us in default and may declare all amounts due under the notes, including any accrued interest and penalties. As of December 31, 2006 and the date of this filing, we were in compliance with the covenants under the convertible notes and the discount note. We expect to remain in compliance with the covenants of the convertible notes and discount note. However, no assurance is made that we will remain in compliance with all of the covenants under the convertible notes and the discount note.

We may also be required to prepay the convertible notes and the discount note upon the occurrence of specified change of control transactions. If an event of default or a change in control occurs, we may be unable to prepay the entire amount due under the convertible notes and the discount note in cash. Even if we were able to prepay the entire amount in cash, any such prepayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our notes, nor do we anticipate doing so.

We may not generate an operating profit.

As of December 31, 2006, our accumulated deficit was approximately $1.2 billion. We may never again generate an operating profit or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability.

We generate a significant portion of our revenues and accounts receivable from two customers.

For the year ended December 31, 2006, two customers accounted for $3.8 million or 23.8% of our total revenues. For 2005, these same two customers accounted for $8.7 million or 42.0% or our total revenue, and for 2004, they accounted for $11.2 million or 48.9% of our total revenues.

As of December 31, 2006, these two customers accounted for $243,000 or 6.3% of our accounts receivable balance, of which $168,000 has been collected as of March 1, 2007. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.

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

Our common stock is currently listed on The Nasdaq Capital Market, or Nasdaq. Continued listing on Nasdaq requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On September 27, 2006, we received written notification, or the notice, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), or the rule. We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the rule. The notice states the Nasdaq staff, or the staff, will provide written notification that the we have achieved compliance with the rule if at any time before March 26, 2007, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the notice also states that the staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

On March 27, 2007, we received written notification, or the second notice, from Nasdaq that the staff had determined that we did not regain compliance with the rule and that we were not eligible for an additional 180 day compliance period because we did not meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). Specifically, we did not meet The Nasdaq Capital Market initial listing criteria of (i) having shareholders’ equity of at least $5 million, having a market value of listed securities of at least $50 million or having net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and (ii) having a market value of listed securities of at least $5 million. The second notice stated that as a result our stock will be delisted on April 5, 2007, unless we request an appeal of the staff’s determination to a Nasdaq Listing Qualifications Panel by April 3, 2007. On April 2, 2007, we requested an appeal of the staff’s determination to delist our securities to a Nasdaq Listing Qualifications Panel. As of April 2, 2007, we have not received a hearing date to consider our appeal.

There can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing.

If our stock is delisted from The Nasdaq Capital Market, we will be obligated to make monthly payments, in cash, of approximately $88,000 per month to the holders of our convertible notes, which could have a material adverse effect on our business, financial condition, and results of operations and may leave us with little or no working capital for our business.

Under the terms of the registration rights agreement we entered into with the holders of the convertible notes in August 2005, if our common stock is delisted from The Nasdaq Capital Market for any reason for more than three business days, we are obligated to pay the holders of our convertible notes in cash an aggregate amount equal to 1.5% of the original principal amount of the convertible notes for the first calendar month and each additional calendar month after delisting until the convertible notes are no longer outstanding. Based on the original principal amount of the convertible notes, this penalty would be approximately $88,000 per month. If we are required to make these monthly payments in cash, our business, financial condition, and results of operations may be materially and adversely affected and may leave us with little or no working capital for our business.

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

Several lawsuits have been brought against us and the underwriters of our stock in our initial public offering. These lawsuits allege, among other things, that the underwriters engaged in sales practices that had the effect of inflating our stock price, and that our prospectus for that offering was materially misleading because it did not disclose these sales practices. We intend to vigorously defend ourselves against these lawsuits; however, no assurance can be given as to the outcome of these lawsuits. In addition, other lawsuits may be brought against us. We may be required to defend such lawsuits, thus incurring expenses which we may not be able to bear, or which we may not be successful in defending.

Shares eligible for future sale by our current or future shareholders may cause our stock price to decline.

If our shareholders, option holders, warrant holders, or holders of the convertible notes sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions, upon the exercise of outstanding options and warrants, or upon conversion of the convertible notes, then the market price of our common stock could fall. We also have filed registration statements to register shares of common stock under our equity compensation and employee stock purchase plans. Shares issued pursuant to existing or future shelf registration statements, upon exercise of stock options and warrants, upon conversion of the convertible notes, and in connection with our equity compensation and employee stock purchase plans will be eligible for resale in the public market without restriction.

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

The market for stocks of technology companies has been highly volatile since our initial public offering in 1999. Throughout this period, the market price of our common stock has reached extreme highs and lows, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market’s adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

•	general economic conditions, including suppressed demand for technology products and services;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services;

•	changes in the market valuations of other software or technology companies;

•	failure to meet analysts’ or investors’ expectations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;

•	our cash position and cash commitments;

•	use of our common stock to pay the monthly principle and interest on our senior convertible promissory notes;

•	our prospects for software sales and new customers; and

•	additions or departures of key personnel.

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

Our on-demand supply management model involves the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

We expect to derive an increasing portion of our software revenues from subscriptions to our on-demand applications. As a result, widespread acceptance of our on-demand supply management applications is critical to our future success. Factors that may affect market acceptance of our on-demand applications include:

•	reluctance by enterprises to migrate to an on-demand application model;

•	the price and performance of our on-demand applications;

•	the level of customization we can offer;

•	the availability, performance, and price of competing products and services; and

•	potential reluctance by enterprises to trust third parties to store and manage their internal data.

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

Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations. In June 2006, based on our market capitalization as well as other business indicators (including our decreasing relationship with one of our largest customers), we concluded that we were required to assess whether any portion of our recorded goodwill balance or amortizable intangible assets were impaired. We concluded that goodwill was impaired in the amount of $9.9 million. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.

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

Our convertible notes and discount note are secured by substantially all of our assets.

The holders of convertible notes and discount note have a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the convertible notes or the discount note, the holders of the convertible notes or the discount note would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of the convertible notes or the discount note would have a material adverse effect on our financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters is located in Malvern, Pennsylvania. We maintain other locations throughout the United States and in Europe. The locations of these facilities and their respective size and lease status are as follows:

Location	Type of Facility	Size (in sq/ft)	Ownership Status	Lease Expiration Date
Malvern, Pennsylvania	Headquarters	7,947	Leased	November 2010
Endicott, New York	Development	7,700	Leased	November 2008
New York, New York	Office (a)	6,900	Leased	December 2010
Chicago, Illinois	Office (a), (b)	4,132	Leased	March 2008
Rockville, Maryland	Office (c)	10,582	Leased	August 2008
San Jose, California	Office (c), (d)	4,700	Leased	January 2007
Guildford, United Kingdom	Office (e)	4,607	Leased	October 2007

(a)	Acquired as part of the Tigris acquisition on January 30, 2004. See Note 3 to the consolidated financial statements regarding this event.
(b)	We currently lease two offices at this property through March 2007. We occupy 4,132 sq. ft. of this property and are subleasing 4,168 sq. ft. of this property to an unrelated third party. In December 2006, we entered into a new one year lease for the 4,132 sq. ft. office commencing April 1, 2007.
(c)	Acquired as part of the B2eMarkets acquisition on July 19, 2004. See Note 3 to the consolidated financial statements regarding this event.
(d)	We sublet this property to an unrelated third party through January 2007. The lease expired in January 2007.
(e)	Acquired as part of the Digital Union acquisition on July 22, 2005. See Note 3 to the consolidated financial statements regarding this event.

Item 3.	Legal Proceedings

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

On December 5, 2006, the Second Circuit Court of Appeals vacated the District Court’s certification of the class action and remanded the case to the District Court for further proceedings. It is uncertain what effect the ruling by the Second Circuit Court of Appeals will have upon the proposed settlement or on the underlying litigation. The Company believes that the outcome of this uncertainty will not have a material impact on our financial statements.

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

On May 9, 2006, CombineNet, Inc. (“CombineNet”) and Verticalnet entered into a Settlement Agreement and Release (the “CombineNet Settlement Agreement”) that resolved certain litigation commenced by CombineNet. The CombineNet Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet’s technology through July 2006 in order to complete existing certain contracts; (iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNet’s CEDL technology. During the year ended December 31, 2006, the Company recorded $730,000 in litigation and settlement costs for the CombineNet Settlement Agreement and related costs. As of December 31, 2006, the Company has paid $300,000 of the total settlement obligation.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	None

(b)	Pursuant to Instruction 3 to Item 4 of Form 10-K, no response is required.

(c)	None

(d)	None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Capital Market under the symbol “VERT.” The table below sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported by NASDAQ. Please note that on June 12, 2006 (the second quarter of 2006), we effected a one-for-seven reverse stock split of our outstanding shares of common stock. The stock prices for all periods before June, 12, 2006, reflect the one-for-seven reverse stock split.

	High	Low
Fiscal Year 2006:
First Quarter	$5.04	$3.36
Second Quarter	3.36	1.01
Third Quarter	1.29	0.86
Fourth Quarter	1.06	0.62

Fiscal Year 2005:
First Quarter	$11.20	$5.88
Second Quarter	6.72	4.41
Third Quarter	5.67	3.92
Fourth Quarter	4.90	2.59

As of March 1, 2007, we had 844 shareholders of record, which excludes shareholders whose shares are held in nominee or “street” name by brokers.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant. In addition, the terms of the convertible notes and discount note prohibit us from issuing dividends on our common stock.

The following information of Part II Item 5 is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

Stock Performance Graph

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto (see Item 8 of this report), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenues	$16,164	$20,650	$22,925	$9,633	$43,724
Loss from continuing opeations (a)(d)(e)	(24,472)	(13,720)	(9,720)	(11,015)	(30,859)
Basic income (loss) per common share from continuing operations	$(3.09)	$(2.18)	$(2.30)	$(4.92)	$38.64
Diluted loss per common share from continuing operations (b)	$(3.09)	$(2.18)	$(2.30)	$(4.92)	$(17.92)

Balance Sheet Data:
Cash and cash equivalents	$2,809	$4,576	$9,370	$4,408	$7,979
Accounts receivable, net	3,877	5,188	5,902	2,438	1,586
Working capital (Deficit) (c)	(4,160)	681	7,863	2,683	3,939
Total assets	20,693	36,044	40,345	9,123	18,453
Deferred revenue	4,613	3,610	3,147	992	279
Long-term debt	5,270	2,041	42	—	7,293
Total stockholders’ equity	2,942	22,396	31,888	4,421	1,642

(a)	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 1 to the consolidated financial statements.
(b)	Diluted loss per common share for the year ended December 31, 2002 excludes preferred stock dividends and the impact from the redemption of our preferred stock, which resulted in basic income per share from continuing operations.
(c)	Working capital is defined as total current assets less total current liabilities.
(d)	In June 2006, the Company recorded a Goodwill Impairment charge of $9.9 million.
(e)	Effective January 1, 2006, the Company adopted SFAS No. 123R, Shared-Based Payment and as a result the Company recorded an additional compensation expense of $645,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a provider of Supply Management solutions to Global 2000 companies. We provide a full scope of Supply Management software and services in areas that include: Program Management, Spend Analysis, eSourcing, Advanced Sourcing, Contract Management, and Supplier Performance Management and e-procurement. Our solutions help our customers to save money on the goods and services they buy and allow our customers to ensure that both buyers and suppliers comply with contracts that have been negotiated.

Verticalnet’s software customers license our software pursuant to either a time-based license or a perpetual license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, Procurement Manager and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation and Application Service Provider (“ASP”) hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, customer/community support. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.

In addition to implementation services, our consultants provide customers with supply management business process consulting, primarily in the areas of spend analysis, sourcing enablement and complex category sourcing. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. Many stand-alone professional services engagements also include short-term licenses of Verticalnet technology required to complete the engagement. Examples of such technology include our Advanced Bid Collection and Bid Analysis Optimization software.

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris, we also generate revenues from spend analysis and services relating to complex category sourcing and, as a result of the July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue from the licensing of our software products and maintenance of those products through time-based software licenses. In July 2005, we acquired Digital Union Limited (“Digital Union”), a company headquartered in the United Kingdom, and as a result we expect to see a continued increase in the proportion of our revenues from both the United Kingdom and the European Union.

Our solutions have been highly rated in independent studies by third party analyst and consulting organizations. In 2006, Forrester Research rated Verticalnet’s product functionality in the top three versus a broad range of competitors. Also in 2006, Capgemini Europe, a major consultancy, rated our technology first among over twenty potential European competitors. These ratings provide potential buyers with an initial list of potential vendors and have been important in helping to drive qualified leads in our business. We believe that we have the broadest, most integrated supply management solution suite capable of being fully delivered on-demand. This proves to be a differentiator for us in competitive sales cycles.

Over the period from 2002 through 2006 we have undertaken to build a leading solution provider in the supply management space while migrating away from legacy revenue streams and several large accounts which were associated with legacy products. As a basis of measurement: in 2004, 23% of total revenue was derived from our XE supply management suite or from strategic services relating to our emerging supply management focus. Our two largest legacy accounts represented 48.9% of total revenue, all of which related to legacy offerings. In 2006, 73% of revenue was derived from our XE supply management suite or from strategic services. Only 24.8% of revenue was derived from the same two legacy accounts. In the fourth quarter of 2006, revenue from these two accounts represented only 8.8% of total revenue.

Currently software customers operating on our XE Suite represent over 80% of all software customers. Increasingly customers are contracting for more than one module of software at the time of initial selection with the number of customers selecting the full suite continuing to increase. Our renewal rate for customers operating on the XE Suite was over 90% since the beginning of 2006.

Between 2004 and 2005 Verticalnet integrated the operations of three acquisitions including Tigris Corp., B2eMarkets, and Digital Union in order to assemble the components of what is today our XE Suite, a market leading supply management solution. In bringing these components together, we invested heavily through late 2005 in integrating these products into one coherent solution architecture. In addition, through the combination of these entities, we absorbed revenue streams and products which were not strategic to our core vision but which had both customers and revenue associated with them. Over the past eighteen months beginning with the release of our integrated XE Suite, we have undertaken to reduce costs and simplify the business through the elimination of products not deemed strategic. This has resulted in a reduction of headcount from over 170 in mid-2005 to fewer than 100 at the end of 2006. In conjunction with this direct staff reduction we have expanded our use of India-based offshore resources to provide additional customer support and consulting support with the number of off-shore resources now numbering 23 as of March 1, 2007.

As a result of the actions above, our cost structure has been significantly reduced and our business complexity has been streamlined. All cost actions taken in 2006 are not fully reflected in 2006 financials and the full impact of these reductions will be seen in the first quarter of 2007 with the remainder to be seen by the second quarter of 2007. We believe that we have the resources to support both our existing customer requirements and our efforts to grow this base of customers while continuing to drive innovation in our XE Suite, our core product suite.

RECENT DEVELOPMENTS

PERPETUAL LICENSE TRANSACTION

During the fourth quarter of 2006, the Company entered into an agreement with one of our customers, which allowed the customer access to the source code and object code to a Company’s legacy software platform, and provided for the transfer of the employment of several of the Company’s software developers and various hardware and software assets for $1.4 million. As part of the transaction, Verticalnet granted the customer an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid-up, right and license of a legacy software, in both source code and object code forms. It was determined that the transaction did not satisfy the definition of revenue but was a sale of assets. Therefore, the Company recorded this transaction as part of Interest and other (income) expense, net (see Note 15 to the consolidated financial statements).

SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On August 16, 2005, the Company issued the convertible notes in the aggregate principal amount of $6.6 million to various independent institutional investors. The convertible notes are secured by a security interest in all the assets of the Company, subject to existing liens, and are convertible into shares of Verticalnet’s common stock, at the option of the convertible note holders, at a fixed conversion price of $4.90 per share, subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends, or splits, and distributions of equity, debt, or assets (See Note 7 to the consolidated financial statements).

Consent, Waiver and Amendment No. 1 to Warrant

On December 19, 2006, the Company entered into a Consent, Waiver and Amendment No. 1 to Warrant (the “Consent Agreement”) with the remaining holders of the convertible notes. Pursuant to the Consent Agreement, the Company reduced the exercise price of each warrant to purchase shares of the Company’s common stock held by the remaining convertible note holders from $5.39 per share to $0.88 per share, which was equal to the $0.80 closing price of the Company’s common stock on The Nasdaq Capital Market on December 19, 2006, plus 10% (the “Warrant Repricing”). In consideration for the Warrant Repricing, each of the remaining convertible note holders gave their consent to permit the Company to grant a subordinated lien and security interest in all of the Company’s assets and the assets of the Company’s subsidiaries to the holder of the discount note. As a result, the discount note holder no longer had the right under the discount note to declare the discount note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company. As a result of the Warrant Repricing, the Company recorded additional interest expense of $122,000 during the fourth quarter of 2006.

SENIOR SUBORDINATED DISCOUNT PROMISSORY NOTE

On May 15, 2006, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor. Under the terms of the Purchase Agreement, the investor agreed to loan the Company $4.0 million and the Company agreed to issue to the investor the discount note in the principal amount of $5.3 million. The difference between the loan amount and the principal amount has been recorded as a debt discount in the accompanying consolidated balance sheet.

Security Agreement

On December 19, 2006, the Company and its domestic subsidiaries entered into a Security Agreement with the holder of the discount note (the “Security Agreement”) whereby the Company and its domestic subsidiaries granted the discount note holder a security interest in all of the Company’s and its domestic subsidiaries’ assets to secure the Company’s obligations under the discount note. By entering into the Security Agreement, the Company satisfied its obligation under the discount note to obtain the consent of the convertible note holders to grant the security interest to the discount note holder. As a result, the discount note holder no longer had the right under the discount note to declare the discount note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

Subordination and Intercreditor Agreement

On December 19, 2006, the Company, the convertible note holders and the discount note holder entered into a Subordination and Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things: (i) for the subordination of the discount note to the convertible notes; (ii) that the Company may make payments of interest to the discount note Holder when due pursuant to the discount Note, except in the event of a default under the convertible notes; and (iii) for certain limitations on the discount note holder’s rights to accelerate payment of amounts due under the discount note or to take any legal action in relation thereto for a period of 180 days if the convertible note holders have given notice of an event of default.

Guaranty and Suretyship Agreement

Also on December 19, 2006, all of the domestic subsidiaries of the Company executed a Guaranty and Suretyship Agreement in favor of the discount note holder (the “Guaranty Agreement”), whereby, among other things, all of the domestic subsidiaries of the Company guaranteed the Company’s obligations under the discount note.

Amendment Number 1 to Senior Subordinated Discount Note

On December 20, 2006, the Company and the discount note holder entered into an Amendment Number 1 to Senior Subordinated Discount Note, whereby the Company and the discount note holder agreed to extend the maturity date of the Discount Note from November 18, 2007 to April 1, 2008 and also agreed to increase the principal amount of the discount note from $5.3 million to $5.5 million. Interest on the outstanding principal amount of the discount note continues to accrue at 12% per annum and is payable quarterly in arrears on the first day of January, April, July and October of each year until the April 1, 2008 maturity date. All other terms of the discount note also remained unchanged.

Amendment Number 2 to Senior Subordinated Discount Note

On March 28, 2007, the Company and the discount note holder entered into an Amendment Number 2 to Senior Subordinated Discount Note, whereby the Company and the discount note holder agreed to amend the discount note to give the Company the option to extend the stated maturity date of the discount note from April 1, 2008 to September 30, 2008. The Company can exercise the option at any time on or before December 31, 2007. If the Company exercises the option, the outstanding principal amount of the discount note will automatically increase by $575,000. In addition, if the Company completes a qualified equity financing transaction and the convertible notes have been paid in full, the Company is required to pay the discount note holder an amount equal to 25% of the gross proceeds raised in such qualified equity financing transaction, which will be applied as payment toward the then outstanding principal amount of the discount note. In consideration for the discount note holder granting the Company the option to extend the stated maturity date of the discount note, the Company agreed to pay the discount note holder $58,750 upon the date that the convertible notes are paid in full or the maturity date of the discount note, whichever happens first All other terms of the Discount Note remained unchanged, including the term that the discount note becomes due and payable in full if the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

REGISTRATION STATEMENT

In February 2007, we filed a registration statement registering 2,500,000 shares of common stock for resale, which was our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the convertible notes or upon conversion of the convertible notes. The 2007 registration statement was declared effective in February 2007. As of March 30, 2007, we had approximately 2.2 million shares of common stock remaining available for issuance under the registration statement.

ACQUISITIONS

Tigris Corp.

In January 2004, we acquired all of the outstanding capital stock of Tigris, a privately-held strategic sourcing and supply chain consultancy company based in New York City. The acquisition brought together Verticalnet’s spend analysis and supply management software with Tigris’ extensive spend analysis and strategic sourcing expertise. The aggregate purchase price was approximately $12.1 million, including transaction costs of approximately $300,000. The consideration included $3.5 million in cash, 267,208 shares of our common stock valued at approximately $5.7 million, issuance of employee options to purchase 107,382 shares of our common stock valued at $2.2 million and assumed debt of approximately $346,000.

B2eMarkets, Inc.

In July 2004, we merged with B2eMarkets, a privately-held provider of strategic sourcing software solutions. The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 728,572 shares of common stock, valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note was to pay interest at a stated rate of 8% per annum. The value of the Verticalnet stock issued to the B2eMarkets’ shareholders was based on $1.29 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior to, the day of, and two days subsequent to the signing of the merger agreement. The note plus interest was converted into 432,738 shares of Verticalnet common stock, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting. If the note had not been converted, half of the principal amount would have been due and payable on July 16, 2007 and the remaining half would have been due and payable on July 16, 2008. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item on our statement of cash flows since the accrued interest was not paid in cash when the note was converted.

On December 16, 2005, we entered into a Settlement Agreement and Mutual Release (the “B2eMarkets Settlement Agreement”) with FBR Investment Management, Inc., on behalf of, and in its capacity as the exclusive agent and attorney-in-fact of, the former holders of preferred stock of B2eMarkets, Inc., (the “Former Stockholders”). The B2eMarkets Settlement Agreement was entered into to settle certain claims for indemnification made by Verticalnet arising under that certain Agreement of Merger, dated as of July 16, 2004, with B2eMarkets. As a result the Former Stockholders forfeited, surrendered and released all rights to the 100,419 shares that were held in escrow (see Note 3 to the consolidated financial statements).

Digital Union Limited

On July 22, 2005, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton (“Lawton”), Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (collectively, the “Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union, a private limited company registered in England, from the Shareholders. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. Digital Union became a wholly-owned subsidiary of Verticalnet subsequent to the acquisition. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the Shareholders an aggregate of 636,956 shares of Verticalnet common stock. Under the Share Purchase Agreement, certain Shareholders were eligible to receive up to an additional 500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction. These milestones were not achieved and therefore no additional shares were issued. Digital Union’s results have been included in the Company’s results since July 23, 2005. The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet agreed to issue an aggregate amount of 636,956 shares of common stock, valued on the date of closing at approximately $3.0 million. A total of 95,544 shares were being held in escrow, of which 47,250 shares were released on July 22, 2006 and 48,294 were released in the first quarter 2007. The value of the Verticalnet stock issued to the Shareholders was based on $4.69 per share, which represented the average closing price of the Company’s common stock over a three day period that included the two days prior to and the day the Share Purchase Agreement was signed.

Pursuant to a Registration Rights and Lockup Agreement between the Shareholders and us dated July 22, 2005, 383,914 of the shares issued to the Shareholders (the “Lockup Shares”) were subject to lockup restrictions. The lockup restrictions expired on a portion of the Lockup Shares July 22, 2006 and such restrictions are due to expire on the remainder of the Lockup Shares on July 22, 2007. We have agreed with Lawton that on April 1, 2007, the 86,164 of the Lockup Shares held by Lawton shall be released from the remaining lockup restrictions.

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

We recognize revenue related to perpetual software arrangements in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond one year to not be fixed or determinable, and revenue under these agreements is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During 2006 and 2005, the Company recorded $902,000 and $3,000, respectively, in third-party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom. The Company did not record any third-party software reseller commissions during 2004.

During 2006, the Company recognized $800,000 in software and software related revenue pertaining to a perpetual licensing agreement. The agreement grants the customer access to, and use of, the source code of our Metaprise Private Exchange Platform.

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

Recoverability of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, we regularly perform reviews to determine whether events or circumstances indicate that the carrying value of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary for long-lived assets, other than goodwill, based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to evaluate whether future cash flows from the long-lived asset are less than the current carrying value of the asset. If the result from this analysis indicates that an impairment charge is required for the asset, we measure the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, the discount rate to be used, as well as the underlying forecasts of expected future revenue and expense. For goodwill, in addition to testing for impairment if the above indicators of impairment are present, the Company is also required to perform an annual impairment test, by comparing the total market value of the Company, including a control premium, to the carrying value of the net assets of the Company. To the extent impairment is indicated for goodwill, we measure impairment based on a comparison of the implied fair value of goodwill with its carrying value. The implied fair value of goodwill would be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, we would allocate the fair value of the Company to all of the assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value was the price paid to acquire the Company. The excess of the fair value of the Company over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Significant judgment is required in the development of the fair values to be assigned to assets and liabilities, as well as the estimated fair value of the Company.

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

We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required in future periods and such charges could be material. As of March 30, 2007, the fair value of the Company (based upon market capitalization) was greater than the carrying value of the Company’s net assets.

Derivative Liabilities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments and guidance, the conversion and prepayment feature of the convertible notes are considered derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately. In addition, the warrants issued with the convertible notes are accounted for as a liability due to the existence of certain provisions in the instruments. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives are directly affected by the change in the market value of the Company’s common stock. In addition, significant judgment is required in the development of the assumptions used in the valuation models, including assumptions regarding the future volatility of the Company’s common stock and the probability of certain events related to the convertible notes occurring or not occurring in the future. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively. As of December 31, 2005, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $481,000 and $840,000, respectively.

Contingencies

The Company is involved in various claims and legal proceedings (see Note 9 to the consolidated financial statements). The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as the assessments change or additional information becomes available. In addition, significant judgment is required in evaluating the Company’s tax positions. The Company establishes reserves for tax contingencies when certain tax related positions are likely to be challenged and may not succeed (see Notes 4 and 13 to the consolidated financial statements). The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Although it is not possible to predict with certainty the outcome of these matters or the ultimate costs, management does not believe that there are any probable expenditures that may be incurred in excess of the liabilities accrued. Management also does not believe that these expenditures would result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year; however, should circumstances change due to new developments related to these matters, changes in our estimates may need to be made and recorded amounts and costs may be material.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of total revenue for the periods indicated:

	2006	2005	2004
Revenues:
Software and software related	49.3%	33.2%	18.5%
Services	50.7%	66.8%	81.5%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	13.1%	13.7%	10.1%
Cost of services	33.1%	36.8%	37.5%
Amortization of acquired technology and customer contracts	6.5%	4.9%	6.7%

Total cost of revenues	52.7%	55.5%	54.2%

Gross profit	47.3%	44.5%	45.8%

Operating expenses:
Research and development	32.3%	32.9%	26.5%
Sales and marketing	43.8%	38.6%	27.8%
General and administrative	40.2%	29.1%	26.5%
Litigation and settlement costs	6.4%	1.8%	—
Restructuring charges	1.2%	2.1%	—
Impairment charge for goodwill	61.1%	—	—
Amortization of other intangible assets	5.3%	6.5%	4.9%

Total operating expenses	190.4%	111.0%	85.8%

Operating loss	(143.0)%	(66.5)%	(40.0)%

Interest and other expense, net	8.4%	—	2.4%

Net Loss	(151.4)%	(66.4)%	(42.4)%

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	December 31,
	2006			2005
	Employees	Dedicated Offshore Consultants	Total	Employees	Dedicated Offshore Consultants	Total
Cost of revenues	33	6	39	47	5	52
Research and development	21	20	41	31	29	60
Sales and marketing	24	—	24	32	—	32
General and administrative	16	—	16	24	—	24

Total	94	26	120	134	34	168

Revenues

	Year ended December 31,			2006 vs 2005 Difference		2005 vs 2004 Difference
(in thousands)	2006	2005	2004	$	%	$	%
Software and software related	$7,963	$6,856	$4,236	$1,107	16.1%	$2,620	61.9%
Services	8,201	13,794	18,689	(5,593)	(40.5)%	(4,895)	(26.2)%

Total revenues	$16,164	$20,650	$22,925	$(4,486)	(21.7)%	$(2,275)	(9.9)%

Revenue Concentration

As of and for the years ended December 31, 2006, 2005, and 2004, revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$161	$1,643	10.2%	$1,009	$5,230	25.3%	$934	$4,830	21.1%
B	82	2,206	13.6%	581	3,453	16.7%	640	6,382	27.8%
Others, net	3,634	12,315	76.2%	3,598	11,967	58.0%	4,328	11,713	51.1%

Total	$3,877	$16,164	100.0%	$5,188	$20,650	100.0%	$5,902	$22,925	100.0%

(a)	Represents both billed and unbilled amounts

Software and software related revenues are comprised of software licenses, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.

Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our consolidated financial statements. For our on-demand hosted term based licensed solutions the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, as a percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Given the ratable revenue recognition and historically high renewal rates of our subscription and maintenance agreements, this revenue stream has generally been more stable in the past. Finally, service revenues are driven by a contract, project or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees have been more stable in the past as revenue has been recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized.

The increase in software and software related revenues in 2006 as compared to 2005 was primarily a result of the Company entering into a perpetual license agreement which granted a customer access to, and use of, the source code of the Company’s Metaprise Private Exchange Platform. As a result of this agreement, the Company recognized $800,000 in software and software related revenues during 2006.

The decrease in service revenues in 2006 as compared to 2005 was primarily a result of the expected decrease in service revenues from two legacy customers. Of the $5.6 million decrease in service revenues, these two legacy customers accounted for $5.5 million of the decrease. The service revenues generated by Customer A decreased to $1.6 million in 2006 from $5.2 million in 2005. This was a result of the change in the type of services provided to Customer A. We expect to see a consistent level of service revenues from Customer A in 2007. The service revenues generated by Customer B decreased to $1.1 million in 2006 from $3.0 million in 2005. At this point in the customer’s life cycle, the customer’s need for our services have significantly decreased and, as a result, we are expecting to see this decreasing trend continue into 2007.

The decrease in total revenues for 2005 as compared to 2004 was primarily due to higher than normal service revenues generated from Customer B during 2004. The revenues generated by Customer B decreased by approximately $2.9 million during 2005 as compared to 2004. Since 2002 this customer has been one of our largest customers, however, at this point in our relationship the customer’s need for our services are decreasing and we expect the revenue we will be generating from Customer B will continue to decrease. In contrast, Customer A continues to provide additional streams of revenue and represented 25.3% of our 2005 revenue. During 2005, the revenue from Customer A represented the highest level we have achieved with this customer during our relationship.

In addition, during 2005 we implemented stricter controls around project bidding and acceptance to ensure we are only performing projects that meet certain profitability metrics. While this may reduce consulting revenues in the short term, we believe that in the long term it will assist us in building a more profitable consulting practice.

Cost of Revenues

	Year ended December 31,			2006 vs 2005 Difference		2005 vs 2004 Difference
(in thousands)	2006	2005	2004	$	%	$	%
Cost of software and software related	$2,117	$2,838	$2,306	$(721)	(25.4)%	$532	23.1%
Cost of services	5,345	7,608	8,588	(2,263)	(29.7)%	(980)	(11.4)%
Amortization of acquired technology and customer contracts	1,053	1,019	1,532	34	3.3%	(513)	(33.5)%

Total cost of revenues	$8,515	$11,465	$12,426	$(2,950)	(25.7)%	$(961)	(7.7)%

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

During 2006, software and software related costs decreased by approximately $721,000 as compared to 2005. The decrease was primarily due to the reduction in headcount related costs, hosting costs, travel and entertainment costs, and infrastructure and other related costs of $595,000, $201,000, $40,000, and $59,000, respectively. These reductions are the result of the Company’s continuing efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore customer support resources and by switching third-party hosting providers. These decreases were offset by increases in offshore resource costs and stock based compensation costs of $89,000 and $67,000, respectively, as compared to the same period in 2005, as well as $18,000 of additional costs associated with the Digital Union acquisition.

The increase in software and software related costs for the year ended December 31, 2005 as compared to 2004, was primarily related to the acquisitions of Digital Union, Tigris and B2eMarkets, which accounted for an increase of approximately $22,000, $192,000 and $1.1 million, respectively. These increases were offset during 2005 by decreases in stock based compensation, Verticalnet’s historical headcount related costs, hosting and general consulting of $425,000, $324,000, $101,000 and $43,000, respectively. These cost reductions were offset by increases in other related costs of $109,000 as compared to the same period in 2004.

Cost of Services

The cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.

The decrease in service related costs during 2006 was attributed primarily to a reduction in headcount related costs, third party consulting costs, billable travel and entertainment costs, and infrastructure and other related costs of $1.1 million, $451,000, $433,000, and $287,000, respectively, as compared to the same period in 2005. These were partially offset by increases in stock based compensation costs of $24,000 as compared to 2005.

The decrease in service related costs from the decline in service revenues was primarily offset by the impact of the Tigris, B2eMarkets, and Digital Union acquisitions that occurred in January 2004, July 2004 and July 2005, respectively. The addition of the Tigris, B2eMarkets, and Digital Union businesses represented an increase in costs of $167,000, $490,000, and $16,000, respectively, for the year ended December 31, 2005, as compared to 2004. During 2005 historical Verticalnet headcount, third party consulting, billable reimbursed expenses, travel and entertainment and other related costs decreased by $768,000, $566,000, $280,000, $73,000 and $135,000, respectively, as compared to the same period in 2004. These costs were offset by an increase in infrastructure and stock based compensation costs of $109,000 and $60,000, respectively.

Amortization of Acquired Technology and Customer Contracts

During 2006, amortization of acquired technology and customer contracts increased slightly as compared to 2005 due to the amortization of intangible assets acquired as part of the acquisition of Digital Union in July 2005.

During 2005, amortization of acquired technology and customer contracts decreased due to the completion of the amortization of intangible assets resulting from prior acquisitions.

Operating Expenses

	Year ended December 31,			2006 vs 2005 Difference		2005 vs 2004 Difference
(in thousands)	2006	2005	2004	$	%	$	%
Research and development	$5,226	$6,788	$6,085	$(1,562)	(23.0)%	$705	11.6%
Sales and marketing	7,072	7,975	6,382	(903)	(11.3)%	1,591	24.9%
General and administrative	6,505	6,004	6,079	501	8.3%	(75)	(1.2)%
Litigation and settlement costs	1,032	362	—	670	185.1%	362	n/a
Restructuring charges	195	441	—	(246)	(55.8)%	441	n/a
Impairment charge for goodwill	9,877	—	—	9,877	n/a	—	n/a
Amortization of other intangible assets	863	1,343	1,115	(480)	(35.7)%	228	20.4%

Total operating expenses	$30,770	$22,913	$19,661	$7,857	34.3%	$3,252	16.5%

Research and Development

Research and development costs consist primarily of headcount-related costs of the Company’s product strategy, development and testing employees and off-shore development contractors, as well as related infrastructure costs.

During 2006, the decrease in research and development costs was primarily the result of the reduction in Verticalnet’s historical headcount related costs and offshore resources of $1.5 million and $509,000, respectively. These costs were further reduced by a decrease in software license costs and other related costs of $139,000 and $120,000, respectively. The decrease was offset by the full year impact of the Digital Union acquisition, which represented an increase in research and development costs of $479,000. In addition, the decrease in research and development costs was partially offset by the increase in stock based compensation and third-party consulting costs (other than off-shore development) of $169,000 and $85,000, respectively, for 2006.

During 2005, the increase in research and development costs was primarily due to a full year of operating the B2eMarkets business, which represented approximately $1.4 million of the increase, and the addition of the Digital Union business that represented an increase of approximately $370,000. The Company continued to leverage its offshore resources by expanding its use of offshore software development and customer support. These costs represented a $172,000 of the increase; however, the cost to hire and maintain the same number of employees’ on-shore would have resulted in a larger increase in headcount related costs. These increases were offset by a decrease in the Company’s headcount related costs and deferred compensation which decreased by $794,000 and $218,000, respectively. In addition, third-party consulting (other than off-shore development), infrastructure and other related costs decreased by $185,000 for 2005.

As of December 31, 2006, the Company had a total of 41 people dedicated to development, which includes 20 dedicated offshore developers, compared to 60 total development headcount, including 29 dedicated offshore developers as of December 31, 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.

The decrease in sales and marketing costs for 2006 as compared to 2005 was primarily a result of the decreases in Verticalnet’s historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, general consulting costs and other sales and marketing costs of $1.0 million, $290,000, $241,000, $83,000 and $27,000, respectively. The decreases were offset by increases in stock based compensation and the impact of the Digital Union acquisition of $74,000 and $694,000, respectively, as compared to the same period in 2005. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.

The increase in sales and marketing expenses for 2005 as compared to 2004 was primarily a result of the Tigris, Digital Union, and B2eMarkets acquisitions, which accounted for $279,000, $313,000 and $724,000 of the increase, respectively. Headcount related costs and direct marketing expenses, such as advertising, public relations, and trade shows, increased by $191,000 and $243,000, respectively as a result of additional headcount and the ramping up of the Company’s marketing campaigns. These costs were partially offset by a decrease in general consulting and other sales and marketing costs of $149,000 and $8,000, respectively, as compared to the same periods in 2004.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include Directors and Officers insurance, and audit, legal, and other professional fees.

The increase in general and administrative expenses for 2006 was primarily a result of the Digital Union acquisition, which represented approximately $205,000 of the increase. In addition, professional fees, stock based compensation, public company filing costs, such as financial printing, investor relations, and transfer agent fees, and other general and administrative costs increased by $558,000, $368,000, $61,000, and $11,000, respectively. These costs were offset by decreases in the costs of insurance, travel and entertainment, general consulting, historical headcount related costs, and recruitment of $218,000, $153,000, $139,000, $100,000, and $92,000, respectively.

Historical Verticalnet general and administrative expenses for the year ended December 31, 2005 decreased compared to the same period in 2004, but were offset by increases due to the Tigris, Digital Union, and B2eMarkets acquisitions, which represented $47,000, $427,000, and $127,000 of the increase, respectively.

For 2005, the increases resulting from the Tigris, Digital Union, and B2eMarkets acquisitions were offset by decreases in historical Verticalnet expenses related to headcount related cost, professional fees, deferred compensation, and insurance of approximately $229,000, $221,000, $140,000, and $88,000, respectively. In addition, general sales and use tax expenses increased by $203,000 in 2005 as compared to 2004 due to a larger reversal of tax accruals in 2004. Excluding the reversals, general sales and use taxes would have increased by $18,000.

These increases were offset by decreases in historical Verticalnet infrastructure costs, travel and entertainment, general consulting, and other related costs of $201,000 for 2005, compared to 2004. The decreases are a result of the Company’s continuing commitment to control its costs.

Litigation and Settlement Costs

During 2006, the Company recorded $730,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company recorded litigation related expenses of $302,000 relating to the Jodek Case (see Note 9 to the consolidated financial statements).

Restructuring Charges

During 2006 and 2005 we recorded $195,000 and $441,000, respectively, in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

Impairment Charge for Goodwill

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

During 2005 and 2004, there were no impairments of goodwill identified.

Amortization of Other Intangible Assets

The decrease in amortization of other intangible assets during 2006 as compared to 2005 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

The increase in amortization of other intangible assets during 2005 as compared to the same periods in 2004 was a result of a full year of amortization of other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, and the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net were comprised of the following (in thousands):

	2006	2005	2004
Interest expense, net	$3,766	$984	$314
Perpetual license transaction	(1,400)	—	—
Change in fair value of derivative liabilities	(1,092)	(1,003)	281
Realized loss on investments	—	364	35
Gain on B2eMarkets settlement	—	(330)	—
Transaction (gain) loss	77	(5)	1
Other income, net	—	(18)	(73)

Interest and other (income) expense, net	$1,351	$(8)	$558

As a result of certain features contained in our convertible notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $229,000 on the balance sheet as of December 31, 2006. We are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During 2006, we recorded a non-cash benefit of $1.1 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the convertible notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be amortized over the life of the notes and recorded as additional interest expense. During 2006 and 2005, we recorded $1.3 million and $708,000, respectively, as interest expense related to this amortization.

At the time of the issuance of the discount note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the note and recorded as additional interest expense. During 2006, we recorded $1.1 million as interest expense related to this amortization.

During the fourth quarter of 2006, the Company entered into an agreement with one of our customers, which allowed the customer access to the source code and object code to a Company’s legacy software platform, and provided for the transfer of the employment of several of the Company’s software developers and various hardware and software assets for $1.4 million. As part of the transaction, Verticalnet granted the customer an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid-up, right and license of a legacy software, in both source code and object code forms. . It was determined that the transaction did not satisfy the definition of revenue but as a sale of assets. Therefore, the Company recorded this transaction as part of Interest and other (income) expense, net (see Note 15 to the consolidated financial statements).

In August 2005, we sold an investment in a privately held company. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

As disclosed above, in December 2005, we entered into the B2eMarkets Settlement Agreement to settle certain claims for indemnification made by us arising from out acquisition of B2eMarkets. In connection with the acquisition, 100,419 shares of our common stock were held in escrow as security for indemnification claims. Under the B2eMarkets Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered, and released all rights to the 100,419 shares that were held in escrow and as a result, the shares of our common stock were released from escrow and returned to us and immediately retired. In addition, pursuant to the B2eMarkets Settlement Agreement, the Company and the B2eMarkets shareholders released each other from any claims or liabilities with respect to settled claims. The total value of the common stock ($437,000) was recorded as an adjustment to the cost of the B2eMarkets acquisition through a reduction to goodwill in the amount of $46,000, an offset to costs previously incurred and expensed in the amount of $61,000, and other income of $330,000.

In February 2004, holders of 45,715 warrants exercised their warrants to purchase common shares at $8.40 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants. During the three months ended March 31, 2004, the Company recorded a $281,000 non-cash charge to earnings as a result of the mark-to-market adjustments relating to the fair value of the warrant liability up to the time of exercise. Upon the exercise of the warrants, the fair value of the warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights key financial measurements as of and during the years ended December 31:

(in thousands)	2006	2005
Cash and cash equivalents	$2,809	$4,576
Accounts receivable, net	$3,877	$5,188
Working capital (deficit)	$(4,160)	$681
Current ratio	(0.64)	1.07
Deferred revenues	$4,613	$3,610
Total debt, including current portion and derivatives	$7,440	$6,000

Cash flow activities:
Net cash used in operating activities	$(3,212)	$(8,822)
Net cash used in investing activities	(38)	(1,005)
Net cash provided by financing activities	1,467	5,212

Historically, the Company has funded itself primarily through the sale of equity and debt instruments, as well as revenue from operations.

Operating activities

During 2006, net cash used in operating activities was approximately $3.2 million and was primarily a result of the net loss from operations of $24.5 million, offset by a $9.9 million impairment charge for goodwill, $6.2 million in other non-cash charges, an increase of $2.5 million in accounts payable and accrued expenses, an increase in deferred revenues of $1.0 million, an increase of $374,000 in prepaid expenses and other assets, and an decrease of $1.3 million in accounts receivable.

Investing activities

During 2006, net cash used in investing activities was $38,000 and consisted of a change in restricted cash of $155,000 offset by acquisition related payments of $57,000 and capital expenditures of $136,000.

Financing activities

We believe that we will be able to finance our capital requirements and operations through, at least, March 31, 2008, assuming that (i) we are able to repay a portion of the convertible notes with our common stock as discussed below, (ii) the convertible notes and discount note are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.

As of December 31, 2006, we had cash and cash equivalents of $2.8 million. Under the terms of the convertible notes, we are required to maintain a cash balance of at least $1.5 million. As of December 31, 2006, the outstanding payments to be made under the convertible notes are $2.1 million, plus interest, and the amount of each remaining monthly principal payment under the convertible notes is as follows: $317,500 in January and February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007. As of December 31, 2006, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our recently amended discount note and interest payments of $165,000 are payable under the discount note quarterly until the maturity date. On March 28, 2007, we amended the discount note such that the maturity date can be extended (at our sole discretion) from April 1, 2008 to September 30, 2008.

Given our cash level and debt repayment schedules, we are seeking to obtain additional debt or equity financing or seeking to restructure or refinance our existing indebtedness, subject to obtaining any required consent from our debt holders, which may result in the issuance of additional debt or equity securities that will further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products, subject to obtaining the consent of our debt holders to sell such assets. In the event that we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to reduce the outstanding balance of the convertible notes or the discount note. During 2006, the Company collected $800,000 related to restructuring a perpetual license agreement for our Metaprise Private Exchange Platform and $1.4 million related to the sale of a perpetual licensing for the source code to one of our legacy software platform, as well as the transfer of certain employees and equipment.

Under the terms of our discount note, we are prohibited from paying the monthly principal and interest payments under the convertible notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the convertible notes. In the past, we have typically made the monthly principal and interest payments under the convertible notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the convertible notes, the number of shares we can use to pay principal and interest under the convertible notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the convertible notes in shares of common stock. If we cannot make principal and interest payments under the convertible notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 7 of the consolidated financial statements).

On September 27, 2006, we received written notification, or the notice, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), or the rule. We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the rule.

On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet the Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) did not meet the minimum bid price requirement pursuant to the rule, and (iii) that our stock will be delisted on April 5, 2007 unless we file an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel. As of April 2, 2007, we have not received a hearing date to consider our appeal. To the extent that we are delisted from Nasdaq, we believe that we will be able to list our shares on the OTC Bulletin Board. The listing of our shares on the OTC Bulletin Board will still allow for principal payments under the convertible notes in shares of our common stock.

If our common stock is delisted from The Nasdaq Capital Market for any reason for more than three business days, we are obligated to pay the holders of our convertible notes in cash an aggregate amount equal to 1.5% of the original principal amount of the convertible notes for the first calendar month and each additional calendar month after delisting until the convertible notes are no longer outstanding. Based on the original principal amount of the convertible notes, these monthly payments would be approximately $99,000.

There can be no assurance that our common stock will trade above $1.00 per share, that we will meet all of the listing criteria for The Nasdaq Capital Market, that we will prevail at the hearing before the Listing Qualifications Panel, or that our stock will remain listed.

As of December 31, 2006 and the date of this filing, we were in compliance with the covenants under the convertible notes and the discount note. We expect to remain in compliance with the covenants of the convertible notes and discount note. However, no assurance is made that we will remain in compliance with all of the covenants under the convertible notes and the discount note. The convertible notes and the discount note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the convertible notes or the discount note, the holders of the convertible notes and the discount note may declare us in default and may declare all amounts due under the notes.

Contractual Commitments

The following table outlines future contractual commitments (see Notes 7 and 8 to the consolidated financial statements) as of December 31, 2006:

Expected Cash Payment by Period

(in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total
Senior secured convertible promissory notes (a)	$2,173	$—	$—	$—	$—	$—	$2,173
Senior subordinated discount notes (b)	655	5,830	—	—	—	—	6,485
Operating leases	819	564	373	365	—	—	2,121
Capital leases (c)	84	38	1	—	—	—	123
Liability settlement (d)	200	150	—	—	—	—	350
Tenant improvement loan (e)	11	7	—	—	—	—	18
Insurance financing (f)	444	—	—	—	—	—	444
Employment agreements (g)	953	—	—	—	—	—	953
Other obligations (h)	221	12	—	—	—	—	233

Total	$5,560	$6,601	$374	$365	$—	$—	$12,900

(a)	Senior secured convertible promissory notes include future interest obligations.
(b)	Senior subordinated discount note includes future interest obligations.
(c)	Capital lease balances include future interest obligations.
(d)	Liability settlement balances include future interest obligations.
(e)	Tenant improvement loan balances include future interest obligations.
(f)	Relates to insurance policy financing in 2007.
(g)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $907,000.
(h)	Relates to third-party hosting facilities and minimum off-shore development resources commitments.

Related Party Transactions

As of December 31, 2006, we were not involved in any related party transaction.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2006, we were not involved with any unconsolidated SPEs or VIEs.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued (“FASB”) SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. An entity may apply SFAS No. 155 on an instrument-by-instrument basis to instruments that it holds at the date of adoption. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. At this time, we have not completed the evaluation of the impact that the adoption of FIN 48 could have on our financial position, results of operations, and cash flows. However, we do not expect the adoption to have a material impact on our financial statements.

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

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by U.S. Generally Accepted Accounting Principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008. The Company expects no significant impact from adopting the standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB No. 108 approach. SAB No. 108 was effective for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the years ended December 31, 2006 and 2005, approximately 21%, and 13%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.

Interest Rate Risk

Other than the convertible notes and the discount note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.2% at December 31, 2006. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

Derivatives

On August 16, 2005, the Company issued the convertible notes to the convertible note holders (see Note 7 to the consolidated financial statements). The convertible notes are convertible into shares of Verticalnet’s common stock, at the option of the convertible note holders, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of December 31, 2006, 433,934 shares would be issuable if the convertible note holders elected to convert the remaining principal amount of the convertible notes and accrued interest. The Company also issued to the convertible note holders warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $0.88 per share. The warrants are exercisable after six months from the closing date of the convertible notes for a period of five years from the closing date. The term of the warrants can be extended by the convertible note holders for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the convertible note holders are not permitted to use the prospectus included in the registration statement for the resale of the shares.

The convertible notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the convertible notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the average of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the convertible notes, the convertible note holders may require the Company to prepay the convertible notes at 110% of the remaining principal amount of the convertible notes or redeem the convertible notes and under certain events, the related warrants at the then fair value determined by the related agreement. The interest rate on the convertible notes is 9.0% per annum and, accordingly, is not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company could be at above-market rates.

The Company has also agreed that if the convertible note holders are unable to use the registration statement registering for resale the shares of common stock issuable as payment for the principal and interest payment under the convertible notes or upon conversion of the convertible notes, because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the convertible note holders an amount equal to one and one half percent (1.5%) of the original principal amount of the convertible notes, in cash, for every thirty day period that such registration statement cannot be used.

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively.

As of December 31, 2005, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $481,000 and $840,000, respectively.

As outlined by the convertible notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 2,080,937 and 278,109 shares of common stock during 2006 and 2005 for the principal and interest payments, respectively.

In January, February, and March 2007, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 408,357, 582,718, and 329,057 shares of common stock on January 2, 2007, February 1, 2007, and March 1, 2007, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Verticalnet, Inc.:

We have audited the accompanying consolidated balance sheets of Verticalnet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive loss for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verticalnet, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 2, 2007

VERTICALNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data, as restated)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,809	$4,576
Restricted cash	—	155
Accounts receivable, net	3,877	5,188
Prepaid expenses and other current assets	778	735

Total current assets	7,464	10,654

Property and equipment, net	920	1,288
Goodwill	9,709	19,331
Other intangible assets, net	2,184	4,003
Other assets	416	768

Total assets	$20,693	$36,044

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$2,170	$2,638
Accounts payable and accrued expenses	5,698	4,038
Deferred revenues	3,756	3,297

Total current liabilities	11,624	9,973

Non-current portion of deferred revenues	857	313
Derivative liabilities	—	1,321
Long-term debt, convertible notes and other non-current liabilities	5,270	2,041

Total liabilities	17,751	13,648

Commitments and contingencies (see Notes 2, 6, 7, and 8)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at December 31, 2006 and December 31, 2005	—	—
Common stock $.01 par value, 21,428,571 shares authorized at December 31, 2006 and 14,285,714 at December 31, 2005, 9,372,685 shares issued at December 31, 2006 and 7,081,345 shares issued at December 31, 2005	94	71
Additional paid-in capital	1,230,501	1,226,469
Deferred compensation	—	(593)
Accumulated other comprehensive loss	(33)	(403)
Accumulated deficit	(1,226,815)	(1,202,343)

	3,747	23,201
Treasury stock at cost, 65,636 shares at December 31, 2006 and 2005	(805)	(805)

Total shareholders’ equity	2,942	22,396

Total liabilities and shareholders’ equity	$20,693	$36,044

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, as restated)

	2006	2005	2004
Revenues:
Software and software related	$7,963	$6,856	$4,236
Services	8,201	13,794	18,689

Total revenues	16,164	20,650	22,925

Cost of revenues:
Cost of software and software related	2,117	2,838	2,306
Cost of services	5,345	7,608	8,588
Amortization of acquired technology and customer contracts	1,053	1,019	1,532

Total cost of revenues	8,515	11,465	12,426

Gross profit	7,649	9,185	10,499

Operating expenses:
Research and development	5,226	6,788	6,085
Sales and marketing	7,072	7,975	6,382
General and administrative	6,505	6,004	6,079
Litigation and settlement costs	1,032	362	—
Restructuring charges	195	441	—
Impairment charge for goodwill	9,877	—	—
Amortization of other intangible assets	863	1,343	1,115

Total operating expenses	30,770	22,913	19,661

Operating loss	(23,121)	(13,728)	(9,162)
Interest and other (income) expense, net	1,351	(8)	558

Net loss	$(24,472)	$(13,720)	$(9,720)

Basic and diluted loss per common share	$(3.09)	$(2.18)	$(2.30)

Basic and diluted weighted average common shares outstanding	7,927	6,296	4,227

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(24,472)	$(13,720)	$(9,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,469	2,998	3,104
Stock-based compensation	1,635	910	1,636
Impairment of goodwill	9,877	—	—
Accretion of promissory note and non-cash interest	2,465	905	333
Change in the fair value of derivative liability	(1,092)	(1,003)	282
Amortization of deferred financing fees	679	173	—
Gain on B2eMarkets settlement	—	(330)	—
Realized loss (gain) on investments	—	—	35
Write-down related to cost method investment	—	364	—
Other non-cash items	19	(61)	—
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,311	1,207	559
Prepaid expenses and other assets	374	1,067	1,022
Accounts payable and accrued expenses	2,520	(1,394)	(1,297)
Deferred revenues	1,003	62	93

Net cash used in operating activities	(3,212)	(8,822)	(3,953)

Investing activities:
Acquisitions, net of cash acquired	(57)	(748)	(5,353)
Capital expenditures	(136)	(499)	(186)
Restricted cash	155	—	(311)
Proceeds from sale of short-term investments	—	242	2
Proceeds from sale of cost, equity method, and available-for-sale investments	—	—	2,980
Purchase of cost, equity method, and available-for-sale investments	—	—	(3,000)

Net cash used in investing activities	(38)	(1,005)	(5,868)

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(2,224)	(855)	(833)
Proceeds from issuance of senior subordinated discount notes, net	3,677	—	—
Proceeds from exercise of stock options and warrants	14	116	834
Proceeds from issuance of senior convertible notes, net	—	5,951	—
Payments to repurchase convertible notes	—	—	(728)
Proceeds from issuance of common stock and warrants, net	—	—	15,429

Net cash provided by financing activities	1,467	5,212	14,702

Effect of exchange rate fluctuation on cash and cash equivalents	16	(179)	81

Net increase (decrease) in cash and cash equivalents	(1,767)	(4,794)	4,962
Cash and cash equivalents - beginning of year	4,576	9,370	4,408

Cash and cash equivalents - end of year	$2,809	$4,576	$9,370

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$482	$35	$65
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$2,984	$541	$—
Financed insurance policies	663	816	748
Capital expenditures financed through capital lease arrangements	42	158	—
Issuance of common stock as consideration for the acquisitions	—	2,973	12,319
Issuance of warrant to private placement agent	—	35	—
Cancellation of common stock as a result of the B2e Markets settlement	—	(437)	—
Issuance of common stock as consideration for the B2eMarkets acquisition	—	—	6,579
Issuance of common stock as consideration for the Tigris acquisition	—	—	5,740
Conversion of promissory note, including accrued interest, into common stock	—	—	4,231
Issuance of promissory note as consideration for the B2eMarkets acquisition	—	—	3,899
Assumption of stock option plan as consideration for the Tigris acquisition	—	—	2,212

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004, as restated for the reverse stock split	2,779	$28	$1,184,858	$(405)	$(352)	$(1,178,903)	$(805)	$4,421

Exercise of stock options and restricted units	82	1	439	—	—	—	—	440
Exercise of warrants	51	—	394	—	—	—	—	394
Issuance of common stock and warrants, net	1,760	18	15,411	—	—	—	—	15,429
Issuance of common stock as consideration for acquisitions	996	10	12,309	—	—	—	—	12,319
Conversion of promissory notes	432	4	4,227	—	—	—	—	4,231
Assumption of stock option plan as consideration for acquisition	—	—	2,212	—	—	—	—	2,212
Reclassification of warrants	—	—	428	—	—	—	—	428
Acceleration of stock options	—	—	129	—	—	—	—	129
Issuance of non-vested stock, net	—	—	2,169	(2,169)	—	—	—	—
Stock-based compensation expense	—	—	—	1,507	—	—	—	1,507
Net loss	—	—	—	—	—	(9,720)	—	(9,720)
Other comprehensive income	—	—	—	—	98	—	—	98

Balance, December 31, 2004	6,100	61	1,222,576	(1,067)	(254)	(1,188,623)	(805)	31,888

Exercise of stock options and restricted units	151	2	114	—	—	—	—	116
Issuance of common stock to employees	10	—	42	—	—	—	—	42
Issuance of common stock as consideration for acquisitions	637	6	2,967	—	—	—	—	2,973
Issuance of warrants to private placement agent	—	—	35	—	—	—	—	35
Cancellation of common stock as a result of the B2eMarkets settlement (Note 3)	(100)	(1)	(436)	—	—	—	—	(437)
Conversion of and payment on senior convertible promissory notes and accrued interest with common stock	278	3	735	—	—	—	—	738
Issuance of non-vested stock, net	5	—	436	(436)	—	—	—	—
Stock-based compensation expense	—	—	—	910	—	—	—	910
Net loss	—	—	—	—	—	(13,720)	—	(13,720)
Other comprehensive income	—	—	—	—	(149)	—	—	(149)

Balance, December 31, 2005	7,081	$71	$1,226,469	$(593)	$(403)	$(1,202,343)	$(805)	$22,396

Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(593)	593	—	—	—	—
Exercise of restricted units	67	1	3	—	—	—	—	4
Issuance of common stock to employees	1	—	6	—	—	—	—	6
Conversion of and payment on senior convertible promissory notes and accrued interest with common stock	2,081	21	2,963	—	—	—	—	2,984
Reclassification of warrants	—	—	10	—	—	—	—	10
Issuance of non-vested stock, net	143	1	8	—	—	—	—	9
Stock-based compensation expense	—	—	1,635	—	—	—	—	1,635
Net loss	—	—	—	—	—	(24,472)	—	(24,472)
Other comprehensive income	—	—	—	—	370	—	—	370

Balance, December 31, 2006	9,373	$94	$1,230,501	$—	$(33)	$(1,226,815)	$(805)	$2,942

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net loss	$(24,472)	$(13,720)	$(9,720)
Foreign currency translation adjustment	370	(149)	81
Unrealized gain on investments	—	—	17

Comprehensive loss	$(24,102)	$(13,869)	$(9,622)

See accompanying notes to consolidated financial statements.

VERTICALNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Company

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

Historically, we derived our revenue primarily from the licensing of our software, as well as implementation and development services. As a result of the January 2004 acquisition of Tigris Corp. (“Tigris”), in 2004 we began generating revenues from spend analysis and other supply chain consulting services and, since our July 2004 acquisition of B2eMarkets, Inc. (“B2eMarkets”), we have seen an increase in the amount of our revenue from the licensing of our software products and maintenance of those products. In July 2005, we acquired Digital Union Limited (“Digital Union”), a provider of eSourcing and eProcurement software based in the United Kingdom, and as a result we expect to see a continued increase in the proportion of our revenues from software and software related revenues. We anticipate seeing an increase in the proportion of our revenue coming from the licensing of our products and maintenance, primarily on a subscription-based on-demand basis.

Our business has one operating segment. Financial information regarding our geographic areas is presented in Note 17.

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

Reclassifications

The Company has made certain reclassifications to prior period amounts in the statement of operations to conform to the current period presentation, none of which affected net loss or net loss per share. Specifically, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, the Company has reclassified $910,000 of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses for year ended December 31, 2005. For the year ended December 31, 2004, we reclassified $1.6 million of stock-based compensation into cost of revenues and research and development, sales and marketing, and general and administrative expenses. In addition, the Company has separately identified litigation and settlement costs of $362,000 for the year ended December 31, 2005. Litigation costs have been reclassified out of general and administrative costs and into a separate line item within operating expenses on the accompanying consolidated statements of operations. There were no litigation and settlement costs identified for the year ended December 31, 2004. The following table reflects the effect of all of these reclassifications for the year ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	As previously reported	As reclassified	As previously reported	As reclassified

Cost of revenues—software and software related	$2,824	$2,838	$1,867	$2,306
Cost of revenues—services	7,463	7,608	8,503	8,588
Research and development	6,745	6,788	5,822	6,085
Sales and marketing	7,648	7,975	6,054	6,382
General and administrative	5,985	6,004	5,558	6,079
Stock-based compensation	910	—	1,636	—
Litigation and settlement costs	—	362	—	—

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $228,000 and $878,000 at December 31, 2006 and December 31, 2005, respectively.

Restricted Cash

Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At December 31, 2006, we had approximately $156,000 of restricted cash classified as other non-current assets on the consolidated balance sheet. At December 31, 2005, we had approximately $155,000 of restricted cash classified as a current asset and $156,000 of restricted cash classified as other non-current assets on the consolidated balance sheet. The $155,000 that was classified as a current asset as of December 31, 2005 was released from restriction during 2006.

Investments

We account for debt and marketable equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains or losses and other than temporary declines in the fair value of available-for-sale securities are reported in interest and other (income) expense, net, as incurred.

We hold equity instruments in privately-held companies for business and strategic purposes. These investments were included in investments on the consolidated balance sheet and are accounted for under the cost method since our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over the investments. For non-publicly traded investments, our policy is to regularly review the market conditions and the assumptions underlying the operating performance and cash flow forecasts in assessing the recoverability of the carrying values. As of December 31, 2006 and 2005, the carrying value of our cost method investments was zero.

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

Property and Equipment

Property and equipment are originally stated at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Computer equipment and software	1.5-3 years
Office equipment and furniture	5 years
Leasehold improvements	3-7 years

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

There were no software costs capitalized during the years ended December 31, 2006, 2005, or 2004.

Intangible Assets and Other Long-Lived Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment.

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

As of December 31, 2006, the fair value of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of December 31, 2006, and through the date of the filing of this Form 10-K, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined. As of March 30, 2007, the fair value of the Company (based on market capitalization) was greater than the carrying value of the Company’s net assets.

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

Financial Instruments

We have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of December 31, 2006 and December 31, 2005, our financial instruments included cash equivalents, cost method investments, accounts receivable, accounts payable, capital leases, derivative and other liabilities, convertible notes and a discount note. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, discount note, and the cost method investments, are a reasonable estimate of their fair market values at December 31, 2006 and December 31, 2005 due to the short maturities of such items. The Company believes that the fair values of the cost method investments, capital leases, discount note, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the consolidated balance sheet as of December 31, 2006 and December 31, 2005.

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

The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During 2006 and 2005, the Company recorded $902,000 and $3,000, respectively in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom. The Company did not record any third-party software reseller commissions during 2004.

During 2006, the Company recognized $800,000 in software and software related revenue pertaining to a perpetual licensing agreement. The agreement grants the customer access to, and use of, the source code of our Metaprise Private Exchange Platform.

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

As of and for the years ended December 31, 2006, 2005, and 2004 revenues and amounts due from our largest customers were as follows (in thousands):

	2006			2005			2004
Customer	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues	Accounts Receivable Balance (a)	Revenues	% of Total Revenues
A	$161	$1,642	10.2%	$1,009	$5,230	25.3%	$934	$4,830	21.1%
B	82	2,206	13.6%	581	3,453	16.7%	640	6,382	27.8%
Others, net	3,634	12,316	76.2%	3,598	11,967	58.0%	4,328	11,713	51.1%

Total	$3,877	$16,164	100.0%	$5,188	$20,650	100.0%	$5,902	$22,925	100.0%

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

Sales and Marketing

Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, and related travel and infrastructure expenses, as well as advertising costs. We expense advertising costs as incurred. Advertising expenses were approximately $16,000, $20,000 and $596,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

General and Administrative

General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as equipment leasing and infrastructure costs, insurance, and professional fees.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the cost of all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair value of the awards at grant date. In addition, SFAS No. 123R requires unrecognized costs (based on the amounts previously disclosed in the pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period (see Note 10). In 2006, the Company recorded a compensation charge resulting from the adoption of SFAS No. 123R of $645,000 or $0.08 per share. Additionally, the Company recorded a compensation charge of $990,000 related to the amortization of restricted stock grants.

The fair-value of stock based compensation is determined using the Black-Scholes valuation model, which is the same model the Company used previously for valuing stock based compensation awards for footnote disclosure purposes.

The fair-value of stock based compensation is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon the historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options.

Prior to the adoption of SFAS No. 123R, had compensation cost for the Company’s common stock been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123R, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been changed to the following pro forma amounts (in thousands):

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(13,720)	$(9,720)
Add: Stock-based employee compensation included in reported net loss attributable to common shareholders	910	1,636
Deduct: Stock-based employee compensation expense determined under fair- value-based method for all awards	(2,932)	(4,053)

Pro forma	$(15,742)	$(12,137)

Loss per common share – basic and diluted:
As reported	$(2.18)	$(2.30)
Pro forma	$(2.50)	$(2.87)

In calculating pro forma compensation, the fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	125% - 129%	138% - 263%
Average expected option life	1.8 - 1.9 years	1.8 - 1.9 years
Risk-free interest rate	3.7% - 4.4%	2.8% - 3.1%

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

Accounting for Derivatives

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, such as conversion and prepayment features are considered derivative instruments and are required by SFAS No. 133, to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. All derivatives, whether designated in hedging relationships or not, are recorded on the consolidated balance sheet at fair value (See Note 7 for additional information regarding the Company’s outstanding derivatives).

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

For the years ended December 31, 2006, 2005, and 2004, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.

As a result, potentially dilutive common shares of 2,912,675, 3,797,231, and 1,532,080 as of December 31, 2006, 2005, and 2004 respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive.

As a result of the Digital Union Limited acquisition (see Note 3), the Company issued 95,544 shares of common stock that were to be held in escrow and subsequently released at certain times as defined in the terms of the acquisition. Of those held in escrow, 47,250 shares were released in July 2006 and the remaining 48,294 were released in the first quarter of 2007. The shares released in July 2006 have only been included in the loss per share calculation subsequent to their release date of July 22, 2006. The remaining shares were excluded from the loss per share calculations for the years ended December 31, 2006 and 2005, and will be included in the loss per share calculation subsequent to their release date. In addition, 7,075 shares held in escrow in connection with the acquisition of B2eMarkets, Inc. were only included in the loss per share calculation subsequent to their release date of February 25, 2005.

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

On June 12, 2006, the Company effected a one-for-seven reverse split of its outstanding shares of common stock, par value $0.01 per share (the “Reverse Split”). Pursuant to the Reverse Split, each holder of seven shares of the Company’s common stock became the holder of one share of the Company’s common stock. All outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of common stock, were adjusted in accordance with their terms and pursuant to the ratio of the Reverse Split. No financial shares were issued in connection with the Reverse Split. Any fractional shares resulting from the Reverse Split were rounded up to the nearest whole shares and no cash payment was made in respect to such rounding.

All references in the consolidated financial statements to shares and per shares amounts have been adjusted for this reverse split.

Adoption of New Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. An entity may apply SFAS No. 155 on an instrument-by-instrument basis to instruments that it holds at the date of adoption. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. At this time, we have not completed the evaluation of the impact that the adoption of FIN 48 could have on our financial position, results of operations, and cash flows. However, we do not expect the adoption to have a material impact on our financial statements.

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

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements. SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by U.S. Generally Accepted Accounting Principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008, with early adoption permitted. The Company expects no significant impact from adopting the standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB No. 108 approach. SAB No. 108 was effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

(2) Liquidity

We believe that we will be able to finance our capital requirements and operations through, at least, March 31, 2008, assuming that (i) we are able to repay a portion of the convertible notes with our common stock as discussed below, (ii) the convertible notes and discount note are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.

As of December 31, 2006, we had cash and cash equivalents of $2.8 million. Under the terms of the convertible notes, we are required to maintain a cash and cash equivalents balance of at least $1.5 million. As of December 31, 2006, the outstanding payments to be made under the convertible notes are $2.1 million, plus interest, and the amount of each remaining monthly principal payment under the convertible notes is as follows: $317,500 in January and February 2007; $305,450 in March 2007; and $292,500 from April 2007 through July 2007. As of December 31, 2006, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our recently amended discount note and interest payments of $165,000 are payable under the discount note quarterly until the maturity date. On March 28, 2007, we amended the discount note such that the maturity date can be extended (at our sole discretion) from April 1, 2008 to September 30, 2008.

Given our cash level and debt repayment schedules, we are seeking to obtain additional debt or equity financing or seeking to restructure or refinance our existing indebtedness, subject to obtaining any required consent from our debt holders, which may result in the issuance of additional debt or equity securities that will further dilute our existing shareholders. In addition, we are exploring the licensing of certain non-strategic technology assets to enhance our liquidity and further reduce our cost structure, as well as the sale of specific non-strategic technology assets redundant with our core technology products, subject to obtaining the consent of our debt holders to sell such assets. In the event that we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to reduce the outstanding balance of the convertible notes or the discount note. During 2006, the Company collected $800,000 related to the restructuring of a perpetual license agreement to include the license of the source code for our Metaprise Private Exchange Platform and $1.4 million related to the sale of the source code of our ezMarket software platform, as well as the transfer of certain employees and equipment.

Under the terms of our discount note, we are prohibited from paying the monthly principal and interest payments under the convertible notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the convertible notes. In the past, we have typically made the monthly principal and interest payments under the convertible notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the convertible notes, the number of shares we can use to pay principal and interest under the convertible notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the convertible notes in shares of common stock. If we cannot make principal and interest payments under the convertible notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 7 of the consolidated financial statements).

On September 27, 2006, we received written notification, or the notice, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), or the rule. We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the rule.

On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet the Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) did not meet the minimum bid price requirement pursuant to the rule, and (iii) that our stock will be delisted on April 5, 2007 unless we file an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel. As of April 2, 2007, we have not received a hearing date to consider our appeal. To the extent that we are delisted from Nasdaq, we believe that we will be able to list our shares on the OTC Bulletin Board. The listing of our shares on the OTC Bulletin Board will still allow for principal payments under the convertible notes in shares of our common stock.

If our common stock is delisted from The Nasdaq Capital Market for any reason for more than three business days, we are obligated to pay the holders of our convertible notes in cash an aggregate amount equal to 1.5% of the original principal amount of the convertible notes for the first calendar month and each additional calendar month after delisting until the convertible notes are no longer outstanding. Based on the original principal amount of the convertible notes, these monthly payments would be approximately $99,000.

There can be no assurance that our common stock will trade above $1.00 per share, that we will meet all of the listing criteria for The Nasdaq Capital Market, that we will prevail at the hearing before the Listing Qualifications Panel, or that our stock will remain listed.

As of December 31, 2006 and the date of this filing, we were in compliance with the covenants under the convertible notes and the discount note. We expect to remain in compliance with the covenants of the convertible notes and discount note. However, no assurance is made that we will remain in compliance with all of the covenants under the convertible notes and the discount note. The convertible notes and the discount note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the convertible notes or the discount note, the holders of the convertible notes and the discount note may declare us in default and may declare all amounts due under the notes.

(3) Acquisitions

Digital Union Limited

On July 22, 2005, Verticalnet entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (collectively, the “Shareholders”). Pursuant to the Share Purchase Agreement, Verticalnet acquired all of the outstanding capital stock of Digital Union, a private limited company registered in England, from the Shareholders. Digital Union was a privately-held provider of on-demand sourcing and procurement solutions based in Guildford, Surrey, United Kingdom. In exchange for the outstanding capital stock of Digital Union, Verticalnet issued the Shareholders an aggregate of 636,956 shares of Verticalnet common stock. Under the Share Purchase Agreement, certain Shareholders may receive up to an additional 500,000 shares of Verticalnet common stock in the aggregate if certain revenue based milestones are achieved within the first year after the closing of the transaction which would be recorded as additional purchase consideration at that time. These milestones were not achieved and therefore no additional shares were issued. The acquisition of Digital Union was completed on July 22, 2005, and as a result, Digital Union became a wholly-owned subsidiary of Verticalnet. Digital Union’s results have been included in the Company’s results since July 23, 2005.

The acquisition of Digital Union allows the Company to broaden its base of revenue, customers, and resources to allow for an accelerated growth mode in Europe. Benefits of this combination include:

•	Broadening the Company’s reverse auction and procurement capabilities which allow us to respond to mixed sourcing and procurement deals in a manner that we could not previously.

•	Deepening the Company’s retail expertise and a strategic relationship with the World-wide Retail Exchange.

•	Developing channel partnerships with IBM and Cap Gemini.

The consideration for the purchase transaction was approximately $3.5 million, including transaction costs of approximately $500,000, which primarily consisted of fees paid for professional services. Pursuant to the Share Purchase Agreement, Verticalnet agreed to issue an aggregate amount of 636,956 shares of common stock, valued on the date of closing at approximately $3.0 million. A total of 95,544 shares were initially being held in escrow, of which 47,250 shares were released on July 22, 2006 and the remaining 48,294 were released in the first quarter of 2007. The value of the Verticalnet stock issued to the Shareholders was based on $4.69 per share, which represented the average closing price of the Company’s common stock over a three day period that included the two days prior to and the day the Share Purchase Agreement was signed.

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

The actual excess of the purchase price over the fair value of the net tangible assets acquired was approximately $3.8 million, which has been allocated to covenants not-to-compete, customer contracts, customer relationships, IBM relationship, trademarks, technology, and goodwill in the amounts of $10,000, $64,000, $510,000, $48,000, $10,000, $140,000, and $3.0 million, respectively.

The trademarks and technology intangible assets were amortized on a straight line basis over twelve months. The following are the amortization percentages by calendar year for the remaining amortizing intangible assets:

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

The aggregate purchase price of the B2eMarkets acquisition was $12.9 million, including transaction costs of approximately $2.4 million, which primarily consisted of fees paid for investment banking, legal, and professional services. The consideration included the issuance of 728,572 shares of common stock valued on the date of closing at approximately $6.6 million, and a promissory note in the principal amount of $5.9 million, which was valued at $3.9 million on the date of closing. The note had a stated interest rate of 8% per annum. The value of the Verticalnet stock issued to the B2eMarket shareholders was valued at $9.03 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The note plus interest was converted into 432,738 shares of Verticalnet common stock of which 100,419 shares were held in escrow until April 2005, after the conversion of the note was approved by Verticalnet’s shareholders at the November 2004 annual shareholders meeting. If the note had not been converted, half of the principal amount would have been due and payable on July 16, 2007 and the remaining half would have been due and payable on July 16, 2008. The promissory note had an effective interest rate of 16.6% per annum. The interest expense was recorded as a non-cash item in our consolidated statement of cash flows since the accrued interest was not paid in cash when the note was converted.

On December 16, 2005, Verticalnet entered into a Settlement Agreement and Mutual Release (the “B2eMarkets Settlement Agreement”) to settle certain claims for indemnification made by Verticalnet arising from the acquisition of B2eMarkets. In connection with the acquisition, 100,419 shares of Verticalnet common stock were held in escrow as security for indemnification claims. Under the B2eMarkets Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered and released all rights to the 100,419 shares that were held in escrow and as a result, the shares of Verticalnet common stock were released from escrow and returned to Verticalnet and immediately retired. In addition, pursuant to the B2eMarkets Settlement Agreement, Verticalnet and the B2eMarkets shareholders released each other from any claims or liabilities with respect to the settled claims. The total value of the common stock ($437,000) was recorded as an adjustment to the cost of B2eMarkets acquisition through a reduction to goodwill in the amount of $46,000, an offset to costs previously incurred and expensed in the amount of $61,000, and other income of $330,000.

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

The aggregate purchase price of the Tigris acquisition was approximately $12.1 million, including transaction costs of approximately $300,000, which primarily consisted of fees paid for professional services. The consideration included $3.5 million in cash, 267,208 shares of our common stock valued on the date of closing at approximately $5.7 million (50,719 shares were held in escrow until they were released to Tigris’ shareholder on April 30, 2004), issuance of employee options to purchase 107,382 shares of our common stock valued as of the date of acquisition at $2.2 million and assumed debt of approximately $346,000. The Verticalnet stock issued to the sole Tigris shareholder was valued at $21.49 per share, which was the average of the closing price of the Company’s common stock over a five day period that included the two days prior, the day of, and two days subsequent to the signing of the merger agreement. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following ranges of weighted-average assumptions:

Expected life (in years)	4 -10 years
Expected volatility	138.02%
Risk free interest rate	3.17% - 4.16%

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

Unaudited Pro Forma Information

The unaudited financial information in the table below summarizes the combined results of operations of Verticalnet, Digital Union, B2eMarkets, and Tigris, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma information for the twelve months ended December 31, 2005 combines the historical results for Verticalnet for the twelve months ended December 31, 2005 and the historical results of Digital Union for the six months ended June 30, 2005. The unaudited pro forma information for the year ended December 31, 2004 combines the historical results from Verticalnet for the year ended December 31, 2004, the historical results of Digital Union for the year ended 2004, the historical results for B2eMarkets for the six months ended June 30, 2004 and the historical results for Tigris for the period January 1 through January 30, 2004. The following pro forma information is in thousands, except per share amounts.

	Year Ended December 31,
	2005	2004
Revenue	$21,387	$29,282
Net Loss	$(15,510)	$(16,824)
Loss per share	$(2.35)	$(3.13)
Weighted average shares outstanding:
Basic and diluted	6,596	5,367

(4) Detail of Certain Balance Sheet Accounts

Accounts receivable, net consists of the following balances (in thousands):

	December 31,
	2006	2005
Accounts receivable, trade	$2,889	$4,883
Unbilled accounts receivable	1,077	228
Retainage	8	81

	3,974	5,192
Less: allowance for doubtful accounts	(97)	(4)

	$3,877	$5,188

Unbilled receivables represent revenue recognized for performance under customer contracts and agreements which have not been billed as of the period end including certain third-party software reseller commissions. Retainage represents amounts withheld under contractual provisions by customers until the specific projects are completed. All amounts are expected to be billed and collected within one year.

Property and equipment, net consists of the following balances (in thousands):

	December 31,
	2006	2005
Software	$1,720	$1,694
Computer equipment	2,000	1,846
Office equipment and furniture	264	250
Leasehold improvements	890	888

	4,874	4,678
Less: accumulated depreciation and amortization	(3,954)	(3,390)

Property and equipment, net	$920	$1,288

From time to time, we enter into capital lease arrangements for property and equipment. As of December 31, 2006 and 2005, the gross amount included in computer equipment related to capital leases was $353,000 and $311,000, respectively. Accumulated amortization applicable to capital leases was $255,000 and $151,000 as of December 31, 2006 and 2005, respectively.

Depreciation and amortization related to property and equipment was $553,000, $633,000, and $393,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization applicable to property and equipment under capital leases of $104,000, $87,000, and $64,000 for the years ended December 31, 2006, 2005, and 2004, respectively, are included in such expense.

Accounts payable and accrued expenses consist of the following balances (in thousands):

	December 31,
	2006	2005 (a)
Accounts payable	$2,908	$1,908
Accrued Taxes	788	759
Compensation and related costs	577	642
Commission due to sales channel partners	358	—
Professional fees	318	131
Derivative liability (b)	229	—
Convertible and discount note interest	176	24
Financial printing	175	140
Legal and settlement liabilities	20	144
Restructuring costs	2	65
Acquisition related costs	—	57
Other	147	168

	$5,698	$4,038

(a)	Amounts for 2005 have been reclassified for comparative purposes.
(b)	Derivative liability classified as non-current liability as of December 31, 2005

(5) Goodwill and Other Intangibles

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment.

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

As of December 31, 2006, the fair value of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of December 31, 2006 and through the date of the filing of this Form 10-K, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2007, the fair value of the Company (based upon market capitalization) was greater than the carrying value of the Company’s net assets.

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

The following table reflects the components of amortizable intangible assets as of December 31, 2006 and 2005 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
2006:
Acquired technology	2.92	$3,733	$3,431	$302
Customer contracts and relationships	4.45	6,958	5,162	1,796
Non-compete agreements	4.23	251	165	86
Trademarks	1.00	11	11	—

	3.92	$10,953	$8,769	$2,184

2005:
Acquired technology	2.93	$3,713	$2,781	$932
Customer contracts and relationships	4.41	6,832	3,898	2,934
Non-compete agreements	4.24	250	119	131
Trademarks	1.00	10	4	6

	3.89	$10,805	$6,802	$4,003

During the years ended December 31, 2006, 2005, and 2004, we recognized $1.9 million, $2.4 million, and $2.6 million, respectively, in intangible asset amortization expense.

The Company is amortizing its intangible assets over their estimated useful lives (see Note 3). Based on identified intangible assets recorded as of December 31, 2006 and assuming no subsequent impairment of the underlying assets, amortization expense is expected to be as follows for the years ended December 31 (in thousands):

2007	$1,067
2008	558
2009	269
2010	135
2011	46
Thereafter	109

$2,184

(6) Investments

Available-For-Sale

We do not have any available-for-sale securities at December 31, 2006 or 2005. Prior to December 31, 2005, our marketable equity securities were classified as available-for-sale and were stated at fair market value based on quoted market prices. The sale and purchase of available-for-sale investments relates to the Company’s investment of its excess cash. The Company recognized a net realized loss of approximately $20,000 for the year ended December 31, 2004 on proceeds of $3.0 million received from the sale of available-for-sale investments. There were no sales during the years ended December 31, 2006 and 2005. Realized gains and losses are computed on a specific identification basis.

Cost Method Investments

As of December 31, 2006 and 2005, we did not have any cost or equity method investments included on our consolidated balance sheets. In a prior year, we had invested in equity instruments of a privately held company for business and strategic purposes. The investment was included in other investments as of December 31, 2004 and was accounted for under the cost method as our ownership interest was less than 20% and we did not have the ability to exercise significant influence over operations. In August 2005, we sold this investment and received proceeds of $242,000. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

(7) Long-term Debt and Convertible Notes

Long-term debt and convertible notes consist of the following (in thousands):

	December 31,
	2006	2005
Capital leases	$111	$161
Senior secured convertible promissory notes	1,894	4,419
Senior subordinated discount notes	5,069	—
Other long-term liabilities	366	99

	7,440	4,679
Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(2,170)	(2,638)

Long-term debt, convertible notes, and other non-current liabilities	$5,270	$2,041

Senior Secured Convertible Promissory Notes

As previously discussed, on August 16, 2005, Verticalnet and certain investors (the “Convertible Note Holders”) entered into a Note and Warrant Purchase Agreement, as amended, pursuant to which: (i) the Company issued and sold to the Convertible Note Holders certain senior secured convertible promissory notes in the aggregate principal amount of $6.6 million, as amended (the “Convertible Notes”); and (ii) the Company issued Warrants, dated as of August 16, 2005 (each, a “Warrant”), to the Convertible Note Holders, to purchase shares of the Company’s common stock at an exercise price of $5.39 per share, as adjusted for the Company’s June 12, 2006 one-for-seven reverse stock split.

Also as previously disclosed, on May 15, 2006, the Company issued and sold to an investor (the “Discount Note Holder”) a senior subordinated discounted promissory note (the “Discount Note”) in the principal amount of $5.3 million. Pursuant to the Discount Note, if the Company was unable to obtain the consent of the holders of the Senior Notes Holders to permit the Company to grant the Discount Note Holder a subordinated lien and security interest in all of the Company’s assets and the assets of the Company’s subsidiaries (the “Security Interest”), the holder of the Discount Note could have declared the Discount Note due at any time after January 31, 2007. If, however, the Company obtained the consent of the Convertible Note Holders to grant the Security Interest on or before January 31, 2007, the scheduled maturity date of the Discount Note was November 18, 2007.

On December 19, 2006, the Company entered into a Consent, Waiver and Amendment No. 1 to Warrant (the “Consent Agreement”) with the remaining Convertible Note Holders. Pursuant to the Consent Agreement, the Company reduced the exercise price of each Warrant held by the remaining Convertible Note Holders from $5.39 per share to $0.88 per share, which was equal to the $0.80 closing price of the Company’s common stock on The Nasdaq Capital Market on December 19, 2006, plus 10% (the “Warrant Repricing”). In consideration for the Warrant Repricing, each of the remaining Convertible Note Holders granted their consent to permit the Company to grant the Security Interest to the Discount Note Holder. As a result, the Discount Note Holder no longer has the right under the Discount Note to declare the Discount Note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company. The Company recorded $122,000 as additional interest expense in 2006 due to the modification of the Warrants.

On December 19, 2006, the Company and its domestic subsidiaries entered into a Security Agreement with the Discount Note Holder (the “Security Agreement”) whereby the Company and its domestic subsidiaries granted the Discount Note Holder a security interest in all of the Company’s and its domestic subsidiaries’ assets to secure the Company’s obligations under the Discount Note. By entering into the Security Agreement, the Company satisfied its obligation under the Discount Note to obtain the consent of the Convertible Note Holders to grant the Security Interest. As a result, the Discount Note Holder no longer has the right under the Discount Note to declare the Discount Note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

On December 19, 2006, the Company, the Convertible Note Holders and the Discount Note Holder entered into a Subordination and Intercreditor Agreement (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things: (i) for the subordination of the Discount Note to the Convertible Notes; (ii) that the Company may make payments of interest to the Discount Note Holder when due pursuant to the Discount Note, except in the event of a default under the Convertible Notes; and (iii) for certain limitations on the Discount Note Holder’s rights to accelerate payment of amounts due under the Discount Note or to take any legal action in relation thereto for a period of 180 days if the Convertible Note Holders have given notice of an event of default.

Also, on December 19, 2006, all of the domestic subsidiaries of the Company executed a Guaranty and Suretyship Agreement in favor of the Discount Note Holder (the “Guaranty Agreement”), whereby, among other things, all of the domestic subsidiaries of the Company guaranteed the Company’s obligations under the Discount Note.

On December 20, 2006, the Company and the Discount Note Holder entered into an Amendment Number 1 to Senior Subordinated Discount Note, whereby the Company and the Discount Note Holder agreed to extend the maturity date of the Discount Note from November 18, 2007 to April 1, 2008 and also agreed to increase the principal amount of the Discount Note from $5.3 million to $5.5 million. Interest on the outstanding principal amount of the Discount Note continues to accrue at 12% per annum and is payable quarterly in arrears on the first day of January, April, July and October of each year until the April 1, 2008 maturity date. All other terms of the Discount Note also remained unchanged. See discussion below on Amendment Number 2 to Discount Note.

The Convertible Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $318,000. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Convertible Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the average of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Convertible Notes, the Convertible Note Holders may require the Company to prepay the Convertible Notes at 110% of the remaining principal amount of the Convertible Notes or redeem the Convertible Notes and under certain events, the related warrants at the then fair value determined by the related agreement.

On September 15, 2005, we filed the 2005 Registration Statement with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Convertible Notes or upon conversion of the Convertible Notes. The 2005 Registration Statement also registered for resale the shares of common stock issuable upon exercise of the warrants. The 2005 Registration Statement was declared effective by the SEC on October 7, 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Convertible Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Convertible Notes or upon conversion of the Convertible Notes. On September 20, 2006, the New Registration Statement was declared effective by the SEC.

In February 2007, we filed a registration statement registering 2,500,000 shares of common stock for resale, which was our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the convertible notes or upon conversion of the Convertible Notes. The registration statement was declared effective in February 2007.

The Company can cause a mandatory conversion of the Convertible Notes into shares of common stock if after six months following the effective date of the 2005 Registration Statement the price of the Company’s common stock exceeds 200% of the Conversion Price for a period of 20 consecutive days and certain other requirements are met. The agreements relating to the Convertible Notes contain several non-financial covenants and the Company agreed not to purchase, redeem, or pay dividends or distributions on common stock or equivalents except under certain non-officer incentive agreements, and to reserve a number of authorized but unissued shares of common stock equal to 120% of the aggregate number of shares to effect the conversion of the Convertible Notes, including accrued interest, and exercise of the warrants. Events of default in the agreements related to the Convertible Notes include, among others, suspension from listing on an applicable trading market, the registration statement referred to above fail to remain effective, and default on other Company indebtedness. Upon an event of default, the Convertible Note Holders can declare all amounts under the Convertible Notes due and payable.

The Company has also agreed that if the Convertible Note Holders are unable to use the registration statement referred to above because, among other reasons, it has lapsed or is suspended, as defined in the related agreement, then the Company will pay the Convertible Note Holders an amount equal to one and one half percent (1.5%) of the original principal amount of the Convertible Notes, in cash, for every thirty day period that such registration statements cannot be used.

The Company also agreed that if its shares of common stock are delisted from The Nasdaq Capital Market for any reason for more than three business days, it will pay the Convertible Note Holders in cash an amount equal to one and one half percent (1.5%) of the original principal amount of the Convertible Notes, in cash, for the first calendar month and each additional calendar month after delisting until the Convertible Notes are no longer outstanding. This amount is approximately $88,000 per month.

The Company has agreed with the Convertible Note Holders (i) that it will maintain at least $1.5 million in its bank accounts while the Convertible Notes are outstanding; (ii) that they will have rights of first refusal on future financings within fourteen months after the effective date of the 2005 Registration Statement; and (iii) that it will be restricted from issuing certain types of debt and equity instruments while the Convertible Notes are outstanding.

The conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively. As of December 31, 2005, the derivative liabilities had a fair value of $481,000 and $840,000, for the conversion and prepayment feature and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a benefit of $1.1 million and $1.0 million during 2006 and 2005, respectively, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

The debt discount of $2.4 million is being accreted over the life of the Convertible Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. The Company recorded additional interest expense for the year ended December 31, 2006 and 2005 of $1.3 million and $708,000, respectively, related to this accretion. The unamortized debt discount at December 31, 2006 and December 31, 2005 was approximately $217,000 and $1.6 million, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Convertible Notes. The net balance of the deferred financing costs as of December 31, 2006 and December 31, 2005 was approximately $79,000 and $491,000, respectively. For the year ended December 31, 2006 and 2005, the Company recorded $412,000 and $173,000, respectively, of interest expense related to the amortization of the deferred financing costs. At December 31, 2006, $16,000 of accrued interest related to the Convertible Notes was included in accounts payable and accrued expenses in the consolidated balance sheet.

As outlined by the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 2,080,937 shares of common stock during the year ended December 31, 2006 for the principal and interest payments. In January, February, and March, 2007, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 408,357, 582,718, and 329,057 shares of common stock on January 2, 2007, February 1, 2007, and March 1, 2007, respectively. As of March 10, 2007, we had approximately 2.2 million shares of common stock remaining available for issuance under the registration statement that was declared effective in February 2007 for payments on the Convertible Notes.

As of December 31, 2006 and the date of this filing, we are in compliance with the terms of the Convertible Notes.

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

The transaction resulted in net proceeds to the Company of approximately $3.7 million, after deducting the offering costs and fees. The Company is using these proceeds for working capital and general corporate purposes, subject to certain exceptions and limitations set forth in the Purchase Agreement.

The debt discount of $1.5 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is April 1, 2008) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 19.1%. The Company recorded additional interest expense for the year ended December 31, 2006 of $1.1 million, related to this amortization. The unamortized debt discount at December 31, 2006 was approximately $431,000. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of December 31, 2006 was approximately $55,000. The Company recorded $269,000 of interest expense related to the amortization of the deferred financing costs for the year ended December 31, 2006. At December 31, 2006, $160,000 of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the consolidated balance sheet.

Pursuant to the Purchase Agreement, the Company agreed to use commercially reasonable efforts to obtain the consent of the holders of the Convertible Notes, to permit the Company to grant a subordinated lien and security interest in all of the Company’s and its subsidiaries’ assets to the May Investor (the “Consent”).

The Company issued the Discount Note on May 18, 2006. Interest on the principal amount of the Discount Note accrues at 6.00% per annum payable quarterly in arrears, beginning July 2006 until the maturity date. The principal amount of the Discount Note will become due on the earlier of: (i) 18 months from the date of issuance; (ii) January 31, 2007, if the Company is unable to obtain the Consent; or (iii) the date on which the Company consummates a fundamental transaction, which is defined to include a transaction involving the sale of substantially all of its assets or any merger, consolidation, or similar transaction involving the transfer of greater than 50% of the Company’s outstanding voting securities, any reclassification or change in the outstanding shares of the Company’s common stock, other than a change of par value or as a result of a subdivision or combination or the Reverse Stock Split, or any event or transaction or series of such that results in the Company’s Board of Directors ceasing to constitute a majority of the Company’s Board. The Company may prepay the Discount Note at any time. However, if the Company was not able to obtain the Consent by June 18, 2006, the interest rate would increase to 12% per annum (the “Rate Increase”). Although the Company was unable to obtain the Consent by June 18, 2006, the May Investor granted the Company a conditional waiver (the “Conditional Waiver”) to the Rate Increase if prior to July 18, 2006, the Company was able to enter into an agreement with a third party, satisfactory to the May Investor, with respect to certain potential liabilities. Because the Company was not able to enter into such agreement by July 18, 2006, pursuant to the Discount Note and the Conditional Waiver, the interest rate increased from 6% per annum to 12% per annum retroactively effective to June 18, 2006. The May Investor was previously able to declare the Discount Note due at any time after January 31, 2007, unless the Company obtains the Consent prior to that date. On December 19, 2006, the Company obtained the Consent. As a result, the Discount Note Holder no longer has the right under the Discount Note to declare the Discount Note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

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

On December 19, 2006, the Company and its domestic subsidiaries entered into a Security Agreement whereby the Company and its domestic subsidiaries granted the Discount Note Holder a security interest in all of the Company’s and its domestic subsidiaries’ assets to secure the Company’s obligations under the Discount Note. By entering into the Security Agreement, the Company satisfied its obligation under the Discount Note to obtain the consent of the Convertible Note Holders to grant the Security Interest. As a result, the Discount Note Holder no longer had the right under the Discount Note to declare the Discount Note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

On December 19, 2006, the Company, the Convertible Note Holders and the Discount Note Holder entered into the Intercreditor Agreement. The Intercreditor Agreement provides, among other things: (i) for the subordination of the Discount Note to the Convertible Notes; (ii) that the Company may make payments of interest to the Discount Note Holder when due pursuant to the Discount Note, except in the event of a default under the Convertible Notes; and (iii) for certain limitations on the Discount Note Holder’s rights to accelerate payment of amounts due under the Discount Note or to take any legal action in relation thereto for a period of 180 days if the Convertible Note Holders have given notice of an event of default.

Also on December 19, 2006, all of the domestic subsidiaries of the Company executed a Guaranty and Suretyship Agreement in favor of the Discount Note Holder (the “Guaranty Agreement”), whereby, among other things, all of the domestic subsidiaries of the Company guaranteed the Company’s obligations under the Discount Note.

On December 20, 2006, the Company and the Discount Note Holder entered into an Amendment Number 1 to Senior Subordinated Discount Note, whereby the Company and the Discount Note Holder agreed to extend the maturity date of the Discount Note from November 18, 2007 to April 1, 2008 and also agreed to increase the principal amount of the Discount Note from $5.3 million to $5.5 million. Interest on the outstanding principal amount of the Discount Note continues to accrue at 12% per annum and is payable quarterly in arrears on the first day of January, April, July and October of each year until the April 1, 2008 maturity date. All other terms of the Discount Note also remained unchanged. As of December 31, 2006 and the date of this filing, we are in compliance with the terms of the Discount Note.

On March 28, 2007, the Company and the discount note holder entered into an Amendment Number 2 to Senior Subordinated Discount Note, whereby the Company and the discount note holder agreed to amend the discount note to give the Company the option to extend the stated maturity date of the discount note from April 1, 2008 to September 30, 2008. The Company can exercise the option at any time on or before December 31, 2007. If the Company exercises the option, the outstanding principal amount of the discount note will automatically increase by $575,000. In addition, if the Company completes a qualified equity financing transaction and the convertible notes have been paid in full, the Company is required to pay the discount note holder an amount equal to 25% of the gross proceeds raised in such qualified equity financing transaction, which will be applied as payment toward the then outstanding principal amount of the discount note. In consideration for the discount note holder granting the Company the option to extend the stated maturity date of the discount note, the Company agreed to pay the discount note holder $58,750 upon the date that the convertible notes are paid in full or the maturity date of the discount note, whichever happens first. All other terms of the Discount Note remained unchanged, including the term that the discount note becomes due and payable in full if the Company consummates a fundamental transaction, which is defined to include a sale of the Company.

(8) Commitments and Contingencies

Future minimum lease payments remaining under our capital and operating leases for the fiscal years ending December 31 are as follows (in thousands):

	Lease Obligations
	Operating	Capital	Total
2007	$819	$84	$903
2008	564	38	602
2009	373	1	374
2010	365	—	365
2011	—	—	—

	2,121	123	2,244
Less interest	—	(12)	(12)

Total	$2,121	$111	$2,232

The Company incurred approximately $930,000, $846,000, and $761,000 in rent expense for the years ended December 31, 2006, 2005, and 2004, respectively.

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

The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. These agreements provide for minimum salaries of $953,000 during the year ending December 31, 2007. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $907,000.

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

On December 5, 2006, the Second Circuit Court of Appeals vacated the District Court’s certification of the class action and remanded the case to the District Court for further proceedings. It is uncertain what effect the ruling by the Second Circuit Court of Appeals will have upon the proposed settlement or on the underlying litigation.The Company believes that the outcome of this uncertainty will not have a material impact on our financial statements.

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

On May 9, 2006, CombineNet, Inc. (“CombineNet”) and Verticalnet entered into a Settlement Agreement and Release (the “CombineNet Settlement Agreement”) that resolved certain litigation commenced by CombineNet. The CombineNet Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet’s technology through July 2006 in order to complete existing certain contracts; (iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNet’s CEDL technology. During the year ended December 31, 2006, the Company recorded $730,000 in litigation and settlement costs for the CombineNet Settlement Agreement and related costs. As of December 31, 2006, the Company has paid $300,000 of the total settlement obligation.

We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.

(10) Capital Stock

At December 31, 2006 and 2005, our amended and restated Articles of Incorporation provide us the authority to issue 21,428,571 and 14,285,714 shares of common stock and 10,000,000 shares of blank check preferred stock, respectively.

Common Stock

In January 2004, we completed a $7.7 million private placement of our common stock. The Company issued 542,656 shares of common stock along with warrants to purchase 135,665 shares of common stock at an exercise price of $26.04 per share. The Company received approximately $7.0 million in net proceeds from this transaction.

In August 2004, we completed a $3.0 million private placement of our common stock. The Company issued 428,572 shares of common stock along with warrants to purchase 171,429 shares of common stock at an exercise price of $8.75 per share. The Company received approximately $2.8 million in net proceeds from this transaction. In conjunction with the private placement, the Company also issued warrants to purchase 10,715 shares of common stock at an exercise price of $8.75 per share to the placement agent.

In November 2004, we completed a $6.1 million private placement of our common stock. The Company issued 788,570 shares of common stock along with warrants to purchase 315,428 shares of common stock at an exercise price of $9.45 per share. The Company received approximately $5.6 million in net proceeds from this transaction. In conjunction with the private placement, the Company also issued warrants to purchase 21,686 shares of common stock at an exercise price of $9.45 per share to the placement agent.

Warrants

Outstanding warrants as of December 31, 2006, consist of the following:

Date Granted	Number of Warrants	Exercise Price	Expiration Date
November 1998	4,884	61.60	November 2008
November 1999	1,954	280.00	November 2008
August 2003	19,430	8.40	August 2013
October 2003	97,147	9.45	October 2013
January 2004	174,043	26.04	January 2014
August 2004	182,148	8.75	August 2014
November 2004	337,117	9.45	November 2014
August 2005	694,354	0.88	August 2010

	1,511,077

The number of warrants outstanding includes those warrants that were issued to the placement agent as part of their placement agent fees.

Equity Compensation Plans

Since 1996, the Company has established or acquired various long term incentive and equity compensation plans (“Option Plans”). The various Option Plans were established to provide additional incentives to our employees, non-employee directors, consultants, and advisors. The plans can grant various types of options, such as nonqualified and incentive stock options, as well as non-vested stock and restricted stock units (“RSUs”). The option plans authorize up to 2,071,429 shares of common stock for issuance. Under these option plans approximately 1.1 million shares of common stock are reserved for issuance upon the exercise of options, including those outstanding at December 31, 2006. As of December 31, 2006 there were approximately 174,000 shares available to be granted under these plans.

The exercise prices for the options are determined by our board of directors and are generally issued at fair market value of the common stock on the date of grant. Generally, the options vest over a two to four year period after the date of grant and expire ten years after the date of grant. Option holders that terminate their employment generally forfeit all non-vested options. As part of our 2003 bonus plan, quarterly bonuses consisting of option grants were issued with an exercise price at a 60% discount to the fair market value of the common stock on the date of grant, with the options vesting 100% after one year from the date of grant. The options were granted on a quarterly basis through 2003 with the final grant being issued in February 2004. The corresponding unearned compensation cost was amortized to expense over the vesting period.

During 2004, the Company issued RSUs, as part of a retention initiative, to prior Tigris employees after the acquisition. These RSUs vested 100% in February 2005 and the corresponding compensation cost was amortized over the one-year vesting period.

The following table summarizes the activity for our equity compensation plans (including restricted stock grants):

	Options		Restricted Stock
	Shares	Weighted average exercise price	Shares(A)
Outstanding at January 1, 2004	599,528	$99.08	28,573
Granted	520,232	14.24	95,502
Exercised	(80,946)	5.45	(703)
Cancelled	(18,005)	1,640.45	—
Forfeited	(51,504)	12.90	(12,131)

Outstanding at December 31, 2004	969,305	37.31	111,241
Granted	207,809	6.48	139,622
Exercised	(49,419)	2.20	(94,206)
Cancelled	(111,326)	25.12	(2,500)
Forfeited	(96,930)	12.10	(18,434)

Outstanding at December 31, 2005	919,439	36.37	135,723
Granted	96,871	2.35	185,085
Exercised	—	—	(220,958)
Cancelled	(124,123)	18.93	(10,660)
Forfeited	(70,154)	7.01	(4,359)

Outstanding at December 31, 2006	822,033	$37.50	84,831

(A)	Both restricted stock units and restricted stock grants are granted at an exercise price of $0.07 per share

The following tables summarize information about stock options outstanding at December 31, 2006:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.81	—	0.90	60,000	9.7	$0.87	—	$—
1.61	—	2.24	14,966	6.2	2.20	14,108	2.24
3.01	—	4.48	89,518	6.4	3.48	58,408	3.52
4.62	—	6.72	185,630	6.1	5.51	159,115	5.52
7.00	—	10.50	235,658	5.9	8.41	208,325	8.30
11.13	—	16.59	22,964	6.1	13.63	19,012	13.82
18.90	—	23.80	123,146	4.5	21.97	117,930	22.02
30.24	—	33.60	3,169	4.6	33.10	3,169	33.10
46.02	—	65.73	12,676	1.6	46.31	12,676	46.31
70.49	—	76.30	32,091	4.0	76.20	32,091	76.20
118.18	—	165.48	32,361	3.7	138.65	32,361	138.65
191.80	—	283.64	2,950	3.5	237.66	2,950	237.66
413.63	—	425.46	899	5.0	415.07	899	415.07
850.90	—	1,015.00	524	4.1	911.67	524	911.67
2,043.12	—	2,585.63	5,106	3.5	2,401.19	5,106	2,401.19
7,910.00	—	8,036.88	375	3.1	7,911.02	375	7,911.02

Total options			822,033	5.8	37.50	667,049	45.14
Restricted stock and unit grants			84,831			41,095

			906,864			708,144

Stock Option Fair Value Information

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company also uses historical data to estimate employee forfeiture rates. The expected life of options represents the period of time that options are expected to be outstanding. Starting in 2006, upon the adoption of SFAS No. 123R, the Company began using the simplified method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments, to recalculate expected life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted during the year ended December 31, 2006, were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended December 31, 2006
Risk free interest rate	4.4% - 4.6%
Expected life	1.8 - 6.25 years
Expected volatility	117.69% - 125.4%
Expected dividend yield	0.0%
Forfeiture rate	15.9%

General Stock Option Information

A summary of option activity under our stock option plans for the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intristic Value($)
Options outstanding at January 1, 2006	919,439	$36.37
Granted	96,871	2.35
Exercised	—	—
Forfeited	(70,154)	7.01
Expired	(124,123)	18.93

Options outstanding at December 31, 2006	822,033	$37.50	5.8	$—

Vested or expected to vest as of December 31, 2006	797,391	$38.51	5.8	$—

Options exercisable at December 31, 2006	667,049	$45.14	5.2	$—

A summary of the status of the Company’s non-vested options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value ($)
Non-vested options at January 1, 2006	261,030	$6.07
Granted	96,871	1.73
Vested	(132,763)	7.17
Forfeited	(70,154)	4.78

Non-vested options at December 31, 2006	154,984	$3.00

The weighted-average estimated grant date fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $1.73, $3.85, and $13.01, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005, and 2004 was $0, $98,000, and $661,000, respectively. During 2006, the Company recorded $645,000 of stock-based compensation expense associated with these stock option awards. As of December 31, 2006, there was approximately $351,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under the Option Plans which are expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units and Non-Vested Shares Information

Restricted stock units are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards along with non-vested stock grants, are determined using the fair value of our common stock on the date of the grant and compensation expense is recognized over the vesting period. RSU and non-vested stock activity is summarized in the following table:

	Number of Units		Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Restricted stock units and non-vested shares at January 1, 2006	135,723
Granted	185,085
Exercised	(220,958	)(1)
Forfeited/Cancelled	(15,019)

Restricted stock units and non-vested shares at December 31, 2006	84,831		8.2	$50,899

Restricted stock units and expected to vest shares at December 31, 2006	77,877		8.2	$46,726

(1)	The intrinsic value of exercised non-vested shares during 2006 was $388,000.

A summary of the status of the Company’s non-vested stock units and non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Units		Weighted Average Grant-Date Fair Value ($)
Non-vested restricted stock units and non-vested shares outstanding at January 1, 2006	126,717		$7.83
Granted	185,085		3.74
Vested	(253,047	)(1)	5.52
Forfeited/Cancelled	(15,019)		4.17

Non-vested restricted stock units and non-vested shares outstanding at December 31, 2006	43,736		5.68

(1)	The total fair value of vested shares during 2006 was $1.4 million.

During 2006, the Company granted 185,085 shares of non-vested common stock to executive officers and certain employees with a fair value of approximately $692,000. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the year ended December 31, 2006, the Company recorded $990,000 of stock-based compensation expense associated with non-vested stock grants. As of December 31, 2006, there was approximately $104,000 of unrecognized compensation cost related to non-vested restricted stock units and non-vested shares. The cost is expected to be recognized over a weighted-average period of 1.1 years.

During 2005, the Company granted 139,622 shares of non-vested common stock to executive officers and certain employees with a fair value of approximately $686,000. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the year ended December 31, 2005, the Company recorded $910,000 of stock-based compensation expense associated with non-vested stock grants.

During 2004, the Company granted 95,502 shares of non-vested common stock to executive officers and certain employees with a fair value of approximately $2.0 million. These amounts are being amortized on a straight line basis over the vesting period of each grant. During the year ended December 31, 2004, the Company recorded $1.6 million of stock-based compensation expense associated with non-vested stock grants.

As of December 31, 2006, 41,095 restricted stock units have vested but the related shares have not been issued as a result of individual elections made at the grant date to defer distribution until a later date.

Stock-based Compensation Expense

Total stock-based compensation was reclassifed for the years ended December 31, 2006, 2005, and 2004, respectively, to various operating expense categories as follows:

	Year Ended December 31,
	2006	2005	2004
Cost of revenues	$272	$159	$524
Research and development	214	45	263
Sales and marketing	399	325	328
General and administrative	750	381	521

	$1,635	$910	$1,636

The Company’s operating and net loss for the year ended December 31, 2006 was $645,000 higher than it would have been pursuant to the Company’s previous accounting method for stock-based compensation. The adoption of Statement No. 123R increased basic and diluted loss per share by $0.08 for the year ended December 31, 2006.

The Company received $4,000 in cash for the exercise of restricted units during the year ended December 31, 2006. There were no exercise of stock option during the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the Company received approximately $116,000, and $440,000, respectively, in cash for the exercise of stock options and restricted units.

Employee Stock Purchase Plan

In January 1999, our board of directors adopted the Employee Stock Purchase Plan for all employees meeting its eligibility criteria. Under this plan, eligible employees may purchase shares of our common stock, subject to certain limitations, at 85% of the market value. Purchases are limited to 10% of an employee’s eligible compensation, up to a maximum of 58 shares per purchase period. In April 2000, our board of directors approved an amendment, approved by the shareholders in June 2000, to increase the number of shares reserved under the plan from 17,143 to 28,572. At December 31, 2006, 18,414 of these shares remain available. No employees participated in the plan during 2006 or 2005.

(11) Income (Loss) Per Share

During the years ended December 31, 2006, 2005 and 2004, the dilutive earnings per share calculations were the same as the basic earnings per share calculation as all potentially dilutive securities were anti-dilutive.

Potentially dilutive common shares of 2,912,675 in 2006, 3,797,231 in 2005, and 1,532,080 in 2004 were excluded because their effect was anti-dilutive. In addition, 7,075 shares held in escrow in connection with the acquisition of B2eMarkets were only included in the loss per share calculation subsequent to their release date of February 27, 2005 and 50,745 common shares previously held in escrow in connection with the acquisition of Tigris were only included in the loss per share calculation subsequent to their release date of April 30, 2004.

On December 16, 2005, Verticalnet entered into a Settlement Agreement and Mutual Release (the “B2eMarkets Settlement Agreement”) to settle certain claims for indemnification made by Verticalnet arising from the acquisition of B2eMarkets. In connection with the acquisition, 100,419 shares of Verticalnet common stock were held in escrow as security for indemnification claims. Under the B2eMarkets Settlement Agreement, the B2eMarkets shareholders forfeited, surrendered and released all rights to the 100,419 shares that were held in escrow and as a result, the shares of Verticalnet common stock were released from escrow and returned to Verticalnet and immediately retired.

(12) Defined Contribution Plan

In 1997, we established a defined contribution plan for qualified employees as defined under the plan. Participants may contribute 1% to 15% of their pre-tax compensation, as defined, to the plan. Under the plan, we can make discretionary contributions. Contributions by the Company to the plan for the year ended December 31, 2006, 2005, and 2004 were approximately $0, $198,000, and $0, respectively.

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

The components of the net deferred tax assets as of December 31, 2006 and 2005 consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$236,066	$233,644
Capital loss carryforwards	78,548	77,123
Reserves	520	477
Property and equipment	210	187
Deferred revenue and other	1,436	918

Total gross deferred tax assets	316,780	312,349
Valuation allowance	(315,121)	(309,961)

Total deferred tax assets	1,659	2,388

Defered tax liabilities:
Equity in affiliates / partnerships	(672)	(560)
Intangible assets	(725)	(1,306)
Cash to accrual accounting change	(262)	(522)

Total deferred tax liabilities	(1,659)	(2,388)

Net deferred tax asset	$—	$—

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% to loss before income taxes, and the actual provision for income tax is as follows for the years ended December 31:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax provision at statutory tax rate	$(8,565)	(35.00)%	$(4,802)	(35.00)%	$(3,402)	(35.00)%
State income taxes, net of federal benefit	(441)	(1.80)%	(361)	(2.60)%	(482)	(5.00)%
Foreign tax rate differential	124	0.50%	68	0.50%	(631)	(6.50%)
Non-deductible amortization	2,986	12.20%	—	—	—	—
Debt conversion costs	953	3.90%	35	0.20%	—	—
Provision to tax return adjustments	(234)	(1.00)%	423	3.10%	2,278	23.40%
Other	18	0.10%	(98)	(0.70)%	26	0.30%

	(5,159)	(21.10)%	(4,735)	(34.50)%	(2,211)	(22.70)%
Increase in valuation allowance	5,159	21.10%	4,735	34.50%	2,211	22.70%

Actual income tax provision	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net effects of net operating loss and capital loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the carryforwards can be utilized or the temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005. The net change in the valuation allowance for deferred tax assets at December 31, 2006 and 2005 was an increase of $5.1 million and an increase of $4.7 million, respectively.

As of December 31, 2006, we have approximately $570.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards will begin expiring in 2012 if not utilized. In addition, we have net operating loss carryforwards of approximately $570.0 million in certain states. The majority of the states net operating losses are subject to a $2.0 million annual limitation and begin expiring in 2007.

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

Included in the pre-limitation net operating loss carryforwards are losses that were generated by companies acquired in 1999 to 2004. The losses generated by acquired companies prior to their acquisition generally are available to offset future taxable income of the acquiring company. However, upon the acquisition of these companies, their net operating losses of approximately $66.8 million became subject to an annual limitation of approximately $3.3 million.

As of December 31, 2006, there is an additional $222.6 million of capital loss carryforwards for federal income tax purposes. These carryforwards will expire in 2007 if not utilized.

Additionally, at December 31, 2006, approximately $106.7 million of the gross deferred tax asset will increase shareholders’ equity to the extent such assets are realized in the future.

(14) Restructuring Charges

During 2006, we incurred net restructuring charges of $195,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at December 31, 2006 was $2,000. The Company completed all payments relating to this restructuring accrual during January 2007.

During 2005, we incurred restructuring charges in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at December 31, 2005 was $65,000.

The following tables provide a summary by category and a roll-forward of the changes in the restructuring accrual for the years ended December 31, 2006, 2005, and 2004 (in thousands):

2006:

	Accrual at December 31, 2005	Restructuring Charges	Cash Payments	Adjustments (a)	Accrual at December 31, 2006
Employee severance and related benefits	$5	$238	$(200)	$(43)	$—
Lease termination costs	60	—	(58)	—	2

	$65	$238	$(258)	$(43)	$2

(a)	The adjustments represent a change in estimates related to various severance costs.

2005:

	Accrual at January 1, 2005	Restructuring Charges	Cash Payments	Adjustments	Accrual at December 31, 2005
Employee severance and related benefits	$—	$377	$(596)	$224	$5
Lease termination costs	—	64	(50)	46	60

	$—	$441	$(646)	$270	$65

2004:

	Accrual at January 1, 2004	Cash Payments	Accrual at December 31, 2004
Lease termination costs	$3	$(3)	$—

	$3	$(3)	$—

During the second quarter of 2005 we recorded restructuring expenses of $441,000 relating to the closure of our San Jose, CA operations that were originally acquired as part of the B2eMarkets acquisition. Of this amount, $37,000 related to the lease termination costs net of amounts to be received from an unrelated third party sublease of the space. The current lease related to this office space expired in January 2007.

In connection with the acquisition of Digital Union a restructuring accrual was recorded in the amount of $270,000 relating to the elimination of headcount and office space redundancies. This amount was comprised of $46,000 of lease termination costs and $224,000 of employee severance and related benefits recorded as part of the opening balance sheet. The current lease related to this office space expired in May 2006. All employee severance and related benefits was paid in full during the first quarter of 2006.

(15) Interest and Other (Income) Expense, Net

Interest and other (income) expense, net was comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest expense, net	$3,766	$984	$314
Perpetual licensing transaction	(1,400)	—	—
Change in fair value of derivative liabilities	(1,092)	(1,003)	281
Realized loss on investments	—	364	35
Gain on B2eMarkets settlement	—	(330)	—
Transaction (gain) loss	77	(5)	1
Other (income) expense items, including terminated deal costs	—	(18)	(73)

Interest and other expense, net	$1,351	$(8)	$558

During the fourth quarter of 2006, the Company entered into an agreement with one of our customers, which allowed the customer access to the source code and object code to a Company’s legacy software platform, and provided for the transfer of the employment of several of the Company’s software developers and various hardware and software assets for $1.4 million. As part of the transaction, Verticalnet granted the customer an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid-up, right and license of a legacy software, in both source code and object code forms. It was determined that the transaction did not satisfy the definition of revenue but was a sale of assets. Therefore, the Company recorded this transaction as part of interest and other (income) expense, net.

As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $229,000 and are recorded as part of accrued expenses on the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2005, derivative liabilities have an aggregate fair value of $1.3 million and are recorded as part of long-term debt on the accompanying consolidated balance sheet. Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the consolidated statement of operations. During the years ended December 31, 2006 and 2005, we recorded a non-cash benefit of $1.1 million and $1.0 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.

At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the year ended December 31, 2006 and 2005, we recorded $1.3 million and $708,000, respectively, as interest expense related to this amortization.

At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Notes and recorded as additional interest expense. During the year ended December 31, 2006, we recorded $1.1 million as interest expense related to this amortization.

During the years ended December 31, 2006 and 2005, the Company also recorded $679,000 and $173,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note.

In August 2005, we sold an investment in a privately held company. During the second quarter of 2005, we recorded a $364,000 write-down on the investment to reflect the difference between the offer price and the then carrying value of this investment.

In February 2004, holders of 45,715 warrants exercised their warrants to purchase common shares at $8.40 per share. The Company received approximately $345,000 in net proceeds from the exercise of these warrants. During the three months ended March 31, 2004, the Company recorded a $281,000 non-cash charge to earnings as a result of the mark-to-market adjustments relating to the fair value of the warrant liability up to the time of exercise. Upon the exercise of the warrants, the fair value of the warrants ($428,000) was reclassified from other current liabilities to additional paid-in capital.

(16) Summarized Quarterly Data (Unaudited)

The quarterly results of operations for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenues	$3,916	$4,185	$4,173	$3,890
Gross profit	1,419	1,929	2,325	1,976
Net loss (d)	(5,308)	(13,311)	(3,384)	(2,469)
Basic and diluted loss per common share (b)	$(0.74)	$(1.75)	$(0.42)	$(0.28)

2005
Revenues	$5,276	$5,044	$4,898	$5,432
Gross profit	2,379	2,223	2,131	2,452
Net loss (a), (c)	(3,189)	(3,964)	(3,660)	(2,907)
Basic and diluted loss per common share (b)	$(0.53)	$(0.66)	$(0.57)	$(0.43)

(a)	The Company’s results for the fourth quarter of 2005 were positively impacted by the reversal of $68,000 and $185,000, respectively, of accrued tax liabilities which were determined to no longer be necessary.
(b)	Per share data amounts for the quarters have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts because of differences in the average common shares outstanding during each period.
(c)	The Company’s fourth quarter net loss was reduced by $330,000 of other income related to the B2eMarkets settlement (see Note 3).
(d)	The Company’s results for the second quarter of 2006 were negatively impacted as a result of the Company recording a goodwill impairment of $9.9 million (see Note 5).

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

Information regarding revenues for the years ended December 31, 2006, 2005, and 2004 and long-lived assets (excluding goodwill and intangibles) in geographic areas as of December 31, 2006 and 2005, is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
United States	$12,723	$18,015	$21,581
International	3,441	2,635	1,344

Total revenues	$16,164	$20,650	$22,925

	December 31,
	2006	2005
Long-lived Assets:
United States	$1,300	$1,965
International	36	91

	$1,336	$2,056

Revenues are allocated to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2006 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amendment Number 2 to Senior Subordinated Discount Note

On March 28, 2007, the Company and the discount note holder entered into an Amendment Number 2 to Senior Subordinated Discount Note, whereby the Company and the discount note holder agreed to amend the discount note to give the Company the option to extend the stated maturity date of the discount note from April 1, 2008 to September 30, 2008. The Company can exercise the option at any time on or before December 31, 2007. If the Company exercises the option, the outstanding principal amount of the discount note will automatically increase by $575,000. In addition, if the Company completes a qualified equity financing transaction and the convertible notes have been paid in full, the Company is required to pay the discount note holder an amount equal to 25% of the gross proceeds raised in such qualified equity financing transaction, which will be applied as payment toward the then outstanding principal amount of the discount note. In consideration for the discount note holder granting the Company the option to extend the stated maturity date of the discount note, the Company agreed to pay the discount note holder $58,750 upon the date that the convertible notes are paid in full or the maturity date of the discount note, whichever happens first. All other terms of the discount note remained unchanged, including the term that the discount note becomes due and payable in full if the Company consummates a fundamental transaction, which is defined to include a sale of the Company

PART III

Item 10.	Directors, Executive Officers and Corporate Goveranace

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2007, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2007, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders , or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2007, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2007, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement in connection with our 2007 Annual Meeting of Shareholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2007, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

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

3. Exhibits.

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (7)

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation (25)

3.6	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Purchase Warrant, dated November 25, 1998, issued in connection with the Convertible Note (1)

4.2	Registration Rights Agreement, dated as of November 25, 1998, between Verticalnet, Inc. and the Convertible Note Holders (1)

4.3	Registration Rights and Lock Up Agreement dated as of July 25, 2005, by and among Verticalnet, Inc., Patrick Lawton, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (16)

4.4	Registration And Lock-Up Agreement, by and among Verticalnet, Inc., and Brent Habig dated January 30, 2004 (12)

4.5	Escrow Agreement, by and among Verticalnet, Inc., Brent Habig, and JP Morgan Trust Company, National Association, dated January 30, 2004 (12)

4.6	Form of Warrant, dated August 16, 2005 (19)

4.7	Form of Senior Secured Convertible Promissory Note, dated August 16, 2005 (19)

4.8	Form of Amendment No. 1 to Senior Secured Convertible Promissory Note dated as of August 31, 2005 (20)

4.9	Registration Rights Agreement, dated as of August 4, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.10	Form of Common Stock Purchase Warrant, dated August 4, 2004 (22)

4.11	Form of Common Stock Purchase Warrant, dated November 24, 2004 (23)

4.12	Securities Purchase Agreement dated as of November 24, 2004, among Verticalnet, Inc. and certain selling shareholders (23)

4.13	Securities Purchase Agreement dated as of August 4, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.14	Registration Rights Agreement dated as of July 16, 2004, among Verticalnet, Inc. and certain selling shareholders (22)

4.15	Registration Rights Agreement dated as of November 24, 2004, among Verticalnet, Inc. and certain selling shareholders (23)

4.16	Registration Rights Agreement by and among Verticalnet, Inc. and certain former stockholders of B2eMarkets, Inc. dated July 16, 2004 (14)

10.1	Share Purchase Agreement dated as of July 22, 2005, by and among Verticalnet, Inc., Patrick Lawson, Brent Summers, Peter Linsell, Andrew Knotts, Colin Robertson and Alphen Trading Limited (16)

10.2	Agreement Terminating Lease Agreements And Releasing Parties dated January 16, 2003, by and among Liberty Property Limited Partnership, Verticalnet, Inc. and Atlas Commerce, Inc. (700 Dresher Road, Horsham, Pennsylvania; 300 Chester Field Parkway, Malvern, Pennsylvania; 400 Chester Field Parkway, Malvern, Pennsylvania) (11)

10.3	Settlement and Release Agreement, dated as of January 27, 2005, by and among Verticalnet, Inc., Atlas Commerce, Inc. and the Commonwealth of Pennsylvania, Department of Community and Economic Development (17)

10.4	Second Amendment to Lease Agreement, dated June 16, 2005, by and between Liberty Property Limited Partnership and Verticalnet, Inc. (18)

10.5	Note and Warrant Purchase Agreement dated as of August 16, 2005 by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.6	Amendment No. 1 to Note and Warrant Purchase Agreement dated as of August 31, 2005 among Verticalnet, Inc. and the purchasers thereto (20)

10.7	Registration Rights Agreement dated as of August 16, 2005, by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.8	Security Agreement dated as of August 16, 2005, by and among Verticalnet, Inc. and each of the Investors named therein (19)

10.9	Settlement Agreement and Mutual Release, dated as of December 16, 2005, by and between Verticalnet, Inc. and FBR Investment Management, Inc. (21)

10.10	Lease Agreement by and between SMII Fifth Avenue LLC, and Tigris Corp., dated as of the 31st day of August 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 261 Fifth Avenue, New York, New York 10016) (15)

10.11	Lease Agreement by and between Thirty Three Associates LLC, and Tigris Corp., dated as of May 15, 2000, as amended and as assigned to Verticalnet, Inc. (certain premises in the building located at 33 N. LaSalle Street, Chicago, IL 60602) (15)

10.12	Sixth Amendment to Lease dated September 24, 2004 by and among The realty Associates VI, L.P., B2eMarkets, Inc., and Verticalnet, Inc. (being an amendment of a lease dated February 25, 2000 by and between Montrose Office Park LLC and B2eMarkets, Inc., as amended and as assigned to Verticalnet, Inc. with respect to certain premises in the building located at 3202 Tower Oaks Boulevard, Rockville, Maryland) (15)

10.13	Amended and Restated 1996 Equity Compensation Plan (1) (6)

10.14	1999 Equity Compensation Plan (3) (6) (9)

10.15	Verticalnet, Inc. 2000 Equity Compensation Plan (4) (6)

10.16	Amended and Restated Equity Compensation Plan for Employees (5) (6)

10.17	1999 Long Term Incentive Plan (6) (10)

10.18	Employment Agreement, dated December 23, 2002, between Verticalnet, Inc. and Nathanael V. Lentz (6) (11)

10.19	Amendment, dated March 16, 2006, between Verticalnet, Inc. and Nathanael Lentz (6) (24)

10.20	Employment Agreement, dated February 5, 2003, between Verticalnet, Inc. and Gene S. Godick (6) (11)

10.21	Amendment, dated March 16, 2006, between Verticalnet, Inc. and Gene S. Godick (6) (24)

10.22	Employment Agreement, dated October 1, 2002, between Verticalnet, Inc. and Christopher G. Kuhn (6) (11)

10.23	Employment Agreement, dated January 30, 2004, between Verticalnet, Inc. and Brent Habig (6) (13)

10.26	Security Agreement dated December 19, 2006, by and between Verticalnet, Inc. and its domestic subsidiaries and Radcliffe SPC, Ltd.

10.27	Guaranty and Suretyship Agreement dated December 19, 2006, by the domestic subsidiaries of Verticalnet, Inc. in favor of Radcliffe SPC, Ltd.

10.28	Amendment Number 1 to Senior Subordinated Discount Note dated December 20, 2006, by and between Verticalnet, Inc. and Radcliffe SPC, Ltd.

10.29	Amendment Number 2 to Senior Subordinated Discount Note dated March 28, 2007, by and between Verticalnet, Inc. and Radcliffe SPC, Ltd.

10.30	Form of Consent, Waiver and Amendment No. 1 to Warrant dated as of December 19, 2006 by and between Verticalnet, Inc., and certain convertible note holders

10.33	Employment Agreement dated December 1, 2006, by and between Verticalnet, Inc. and Jonathan T. Cohen (6)

10.34	Termination Letter Agreement dated December 1, 2006, by and between Verticalnet, Inc. and Gene S. Godick (6)

10.35	Consulting Agreement dated December 1, 2006, by and between Verticalnet, Inc. and Gene S. Godick (6)

10.36	Settlement Agreement dated August 11, 2006, by and between Verticalnet, Inc. and Jodek Charitable Trust, R.A. (26)

10.37	Settlement Agreement and Release dated May 9, 2006, by and between Verticalnet, Inc. and CombineNet, Inc. (27)

10.38	2006 Omnibus Equity Comp Plan (6) (28)

10.39	First Amendment to Office Lease dated as of December 28, 2006 by and between 33 North LaSalle Partners L.P., and Verticalnet, Inc.

10.40	Subordination and Intercreditor Agreement dated December 19, 2006 by and among Verticalnet, Inc., various convertible note holders and Radcliffe SPC, Ltd.

10.41	Senior Subordinated Discount Note Date dated May 18, 2006 (29)

10.42	Note Purchase Agreement dated as of May 15, 2006, by and among Verticalnet, Inc. and the investors listed on the Schedule of Buyers attached hereto (30)

14	Code of Values and Conduct (13)

21	Subsidiaries of the registrant *

23	Consent of KPMG LLP*

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s 18 U.S.C. Section 1350 Certification †

32.2	Chief Financial Officer’s 18 U.S.C. Section 1350 Certification †

*	Filed herewith
†	Furnished herewith
(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-68053) filed with the SEC on November 28, 1998, as amended
(2)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q dated September 30, 2000.
(3)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q dated September 30, 1999.
(4)	Filed as Annex A to the registrant’s definitive proxy statement on Schedule 14A, which was filed on October 1, 2004. This exhibit was approved by the registrant’s shareholders at the registrant’s 2004 Annual Meeting.
(5)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 1999.
(6)	Compensatory plans and arrangements for executives and others.
(7)	Filed as an exhibit to the registrant’s current report on Form 8-K filed July 15, 2002.
(8)	Filed as an exhibit to the registrant’s current report on Form 8-K filed September 24, 2002.
(9)	Filed as Annex B to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.
(10)	Filed as Annex C to the registrant’s definitive proxy statement on Schedule 14A, which was filed on May 9, 2002. This exhibit was approved by the registrant’s shareholders at the registrant’s 2002 Annual Meeting.

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2002.
(12)	Filed as an exhibit to the registrant’s current report on Form 8-K filed February 17, 2004.
(13)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2003.
(14)	Filed as an exhibit to the registrant’s current report on Form 8-K filed August 3, 2004.
(15)	Filed as an exhibit to the registrant’s annual report on Form 10-K dated December 31, 2004.
(16)	Filed as an exhibit to the registrant’s current report on Form 8-K filed July 26, 2005.
(17)	Filed as an exhibit to the registrant’s current report on Form 8-K filed February 2, 2005.
(18)	Filed as an exhibit to the registrant’s current report on Form 8-K filed June 20, 2005.
(19)	Filed as an exhibit to the registrant’s current report on Form 8-K filed August 18, 2005.
(20)	Filed as an exhibit to the registrant’s current report on Form 8-K filed September 7, 2005.
(21)	Filed as an exhibit to the registrant’s current report on Form 8-K filed December 19, 2005.
(22)	Filed as an exhibit to the registrant’s registration statement on Form S-3 (Registration No. 333-119103) filed with the SEC on September 17, 2004, as amended.
(23)	Filed as an exhibit to the registrant’s registration statement on Form S-3 (Registration No. 333-121501) filed with the SEC on December 21, 2004, as amended.
(24)	Filed as an exhibit to the registrant’s current report on Form 8-K filed March 23, 2006.
(25)	Filed as an exhibit to the registrant’s current report on Form 8-K filed June 14, 2006
(26)	Filed as an exhibit to the registrant’s quarterly report on Form 10-K filed September 30, 2006
(27)	Filed as an exhibit to the registrant’s quarterly report on Form 10-K filed June 30, 2006
(28)	Filed as an exhibit to the registrant’s current report on Form 8-K filed on July 6, 2006
(29)	Filed as an exhibit to the registrant’s current report on Form 8-K filed May 19, 2006
(30)	Filed as an exhibit to the registrant’s current report on Form 8-K filed May 19, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY G. SCHOTT	Chairman of the Board and Director	April 2, 2007
Gregory G. Schott

/s/ NATHANAEL V. LENTZ	President, Chief Executive Officer and Director (principal executive officer)	April 2, 2007
Nathanael V. Lentz

/s/ JONATHAN T. COHEN	Chief Accounting Officer (principal financial officer and accounting officer)	April 2, 2007
Jonathan T. Cohen

/s/ MICHAEL J. HAGAN	Director	April 2, 2007
Michael J. Hagan

/s/ VINCENT J. MILANO	Director	April 2, 2007
Vincent J. Milano

/s/ JOHN N. NICKOLAS	Director	April 2, 2007
John N. Nickolas

/s/ MARK L. WALSH	Director	April 2, 2007
Mark L. Walsh

/s/ DARRYL E. WASH	Director	April 2, 2007
Darryl E. Wash

VERTICALNET, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005, and 2004

(in thousands)

	Balance at Beginning of the Period	Charged to Costs and Expenses	Write-offs	Other (a)	Balance at End of the Period
Allowance for doubtful accounts:
December 31, 2004	$—	$—	$—	$34	$34
December 31, 2005	34	—	(30)	—	$4
December 31, 2006 (b)	$4	$93	$—	$—	$97

(a)	Acquired as part of the Tigris and B2eMarkets acquisitions in 2004.
(b)	Charged as a reduction to revenue.