Form 10-K/A
period 2006-12-31
VERTICALNET INC
filed 2007-04-30
CIK 1043946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25269

VERTICALNET, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2815834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 CHESTER FIELD PARKWAY MALVERN, PENNSYLVANIA	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 240-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006 (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $10,278,953 Such aggregate market value was computed by reference to the closing sale price per share of $1.29 as reported on The Nasdaq Capital Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all officers, directors, and beneficial owners of more than five percent of the common stock of the Company. In making such calculation, the registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 10, 2007 was 10,729,085.

VERTICALNET, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2006

INDEX

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	18

Signatures		18

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on April 2, 2007 (the “Original Filing”) by Verticalnet, Inc. (“Verticalnet”).

Because Verticalnet will not be filing definitive proxy materials for the 2007 Annual Meeting of Shareholders within 120 days of its fiscal year end, the information relating to Verticalnet’s directors and officers required by Part III of Form 10-K cannot be incorporated by reference into Verticalnet’s Form 10-K from such proxy materials. This Amendment is intended to provide the information required by Part III.

Other information in the Original Filing remains unchanged and is not reproduced in this Amendment. No information included in the Original Filing has been modified or updated since the filing of the Original Filing.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incumbent Directors

The following persons are serving as Class II directors, whose terms expire in 2007:

MICHAEL J. HAGAN, 44, co-founded Verticalnet in 1995 and served as a director since 1995 and as Chairman of the Board of Directors from February 2002 to May 2005. Mr. Hagan has been President of NutriSystem since 2006 and Chairman and Chief Executive Officer of NutriSystem, Inc. since December 2002. Prior to that, he served as our President and Chief Executive Officer from January 2001 until February 2002, and Executive Vice President and Chief Operating Officer from January 2000 to January 2001. Prior to our founding, Mr. Hagan was Vice President and Senior Manager at Merrill Lynch Asset Management from 1990 to 1995. Currently he serves as a trustee of American Financial Realty Trust and Saint Joseph’s University. Mr. Hagan received a B.S. from St. Joseph’s University and was formerly a Certified Public Accountant.

GREGORY G. SCHOTT, 41, has served as a director since August 2003 and as Chairman of the Board of Directors since May 2005. Mr. Schott served as Senior Vice President of Marketing for Agile Software Corporation from 2001 to 2002. From 1999 to 2001, Mr. Schott served as Vice President of Business Development for Agile. From 1997 to 1999, Mr. Schott served as Vice President of Marketing at Digital Generation Systems, Inc., a provider of digital distribution systems to the broadcast advertising industry. From 1996 to 1997, Mr. Schott served as Vice President of Operations, from 1995 to 1996 as Director of Business Development and from 1994 to 1995 as Director of Operations, all at Digital Generation Systems. From 1991 to 1994, Mr. Schott served as a management consultant at The Boston Consulting Group. Mr. Schott received a B.S. in Mechanical Engineering from North Carolina State University and an MBA from Stanford University

The following persons are serving as Class III directors, whose terms expire in 2008:

NATHANAEL V. LENTZ, 44, has served as our President and Chief Executive Officer and a director since November 2002. He was our Senior Vice President of Strategy and Marketing from August 2000 to November 2002, during which time he had responsibility for guiding our transition from an operator of Internet-marketplaces to a provider of supply management solutions. Prior to that, Mr. Lentz was a Vice President and Partner of Mercer Management Consulting, where he was employed from September 1991 to May 1998 and January 1999 to August 2000. While at Mercer, Mr. Lentz managed the San Francisco office and was a leader in their Global Process Industries and E-Commerce Practices. From May 1998 to November 1998, he was employed as Vice President of Strategic Development at CMC Industries, an electronic manufacturing services company located in Santa Clara, CA. Mr. Lentz received his MBA from Stanford University where he was an Arjay Miller scholar and a B.A. from Brown University.

VINCENT J. MILANO, 43, has served as a director since August 2003. Mr. Milano is serving since January 2007, as Chief Operating Officer, as well as since November 1997, Vice President, Chief Financial Officer of ViroPharma Incorporated. In addition, Mr. Milano has served as Vice President, Finance & Administration of ViroPharma since February 1997, as Treasurer since July 1996, and as Executive Director, Finance &Administration from April 1996 until February 1997. From 1985 until he joined ViroPharma, Mr. Milano was with KPMG LLP, independent certified public accountants, most recently as a Senior Manager. Mr. Milano received his B.S. in Accounting from Rider College.

JOHN N. NICKOLAS, 40, has served as a director since February 2003. Mr. Nickolas has been with The Philadelphia Phillies since July 2003 and is currently Vice President, Chief Financial Officer. Prior to joining The Philadelphia Phillies, Mr. Nickolas had been a managing director with Internet Capital Group, Inc. since January 1999. During his tenure at Internet Capital Group, Mr. Nickolas served in a variety of roles including Chief Financial Officer of ICG Europe Ltd., a wholly owned subsidiary, and as a board member and Chief Financial Officer of Logistics.com, an Internet Capital Group partner company that was sold in December 2002. Prior to joining Internet Capital Group, Mr. Nickolas served in various financial positions with Safeguard Scientifics, Inc. from 1994 through 1998, most recently as Corporate Controller. Prior to joining Safeguard, Mr. Nickolas was an audit manager in the Philadelphia office of KPMG LLP. Mr. Nickolas graduated summa cum laude with a B.S. in Accounting from West Chester University.

The following persons are serving as Class I directors, whose terms expire in 2009:

MARK L. WALSH, 50, has served as a director since August 1997. He is the managing partner of Ruxton Associates, a private equity and investment firm he founded in April 2002. He was CEO of Air America Radio from November 2003 until April 2004. He also served as head of Internet operations for the John Kerry Presidential Campaign from June 2003 through September 2003, and as Chief Technology Advisor to the Democratic National Committee from December 2001 until September 2002. He served as Chairman of the Verticalnet Board of Directors from July 2000 until February 2002. Prior to that, he served as President and Chief Executive Officer of Verticalnet from August 1997 to July 2000. Before joining Verticalnet, he was a Senior Vice President and corporate officer at America Online, Inc. from 1995 to 1997. He founded and managed AOL Enterprise, the business-to-business division of AOL. Prior to his position with AOL, Mr. Walsh was the President of GEnie, General Electric’s online service. He currently serves on a number of private company and non-profit boards of directors and advisors. He received his MBA from Harvard Business School and B.A. from Union College.

DARRYL E. WASH, 41, has served as a director since August 2004. Mr. Wash co-founded Ascend Venture Group, LLC in January 2000 and has served as its Managing Partner since January 2000. Ascend is a private investment firm specializing in the education and applied technology industries. Prior to founding Ascend, he served as a Managing Director of Peter J. Solomon Company, a New York-based private investment bank focused in the retail, communications, and education markets, from April 1995 to January 2000. Prior to that, Mr. Wash was employed in the Investment Banking Division of Goldman, Sachs & Co. from June 1991 to March 1995. Currently, Mr. Wash serves as a director of several Ascend portfolio companies. Mr. Wash received a B.A. in Economics from the University of California at Berkeley and an MBA from Stanford University.

Executive Officers

The following table sets forth the name, age, and position of each person who was serving as an executive officer as of April 30, 2007.

Name	Age	Position
Nathanael V. Lentz	44	President and Chief Executive Officer
Jonathan T. Cohen	38	Vice President and Chief Accounting Officer
Christopher G. Kuhn	55	Vice President, General Counsel, and Secretary

Set forth below is biographical information about each of our executive officers, except for Mr. Lentz whose biographical information is provided above under “Incumbent Directors.” The executive officers are elected or appointed by our Board of Directors to serve until election or appointment and qualification of their successors or their earlier death, resignation or removal.

NATHANAEL V. LENTZ - see biographical description above.

JONATHAN T. COHEN - has served as our Vice President and Chief Accounting Officer since December 1, 2006. He had served as our Controller from March 2002 to December 2006. Immediately prior to joining Verticalnet, Mr. Cohen was a retained by Constar International to assist them during and after their initial public offering and subsequent SEC filings. From 2000 to 2001, he was a manager with Deloitte & Touche’s Emerging Growth practice, which provided consulting services for emerging growth technology companies. From 1996 to 2000 Mr. Cohen was Corporate Controller of Wilmar Industries, Inc. a publicly traded national distributor of repair and maintenance products to the multi-family industry. Mr. Cohen has also served as an auditor with the accounting firm Fishbein and Company, P.C. Mr. Cohen received a bachelor’s degree from Hartwick College and an MBA with a concentration in Finance from LaSalle University. He is a Certified Public Accountant in the Commonwealth of Pennsylvania.

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

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors is currently composed of Messrs. Schott, Hagan, Lentz, Milano, Nickolas, Walsh and Wash. Mr. Schott is the Chairman of the Board of Directors. The Board of Directors has determined that as of December 31, 2006, all directors, other than Mr. Lentz, will be “independent directors” as that term is defined by the applicable listing standards of The Nasdaq Stock Market. The independent directors met regularly in executive sessions outside of the presence of directors who are not independent.

The Board of Directors met nineteen times during 2006. Four of the meetings were regular meetings and the other fifteen were special meetings. Pursuant to our Corporate Governance Guidelines, all directors are encouraged to attend annual and special meetings of shareholders. Messrs. Lentz and Nickolas were in attendance at our 2006 annual meeting of shareholders.

The Board of Directors has established the following standing committees:

Audit Committee. The principal purposes of the audit committee of the Board of Directors(the “Audit Committee”) are to oversee our processes of accounting, auditing, financial reporting, internal controls and legal compliance functions, including without limitation, oversight of (i) the processes to insure the integrity of our consolidated financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our independent registered public accounting firm. In discharging its duties, the Audit Committee:

•	selects our independent registered public accounting firm and approves in advance any audit or non-audit service provided to us by our independent registered public accounting firm;

•	reviews and discusses consolidated financial statements with management and our independent registered public accounting firm;

•

reviews with management and our independent registered public accounting firm matters relating to our internal accounting controls, internal audit program, accounting practices and procedures, the scope and procedures of the outside audit, the independence of the independent registered public accounting firm and other matters relating to our financial condition;

•	reviews with management our disclosure controls and procedures;

•	reviews with management and our independent registered public accounting firm our compliance with applicable law and regulatory requirements;

•	reviews transactions that involve a potential conflict of interest; and

•	reviews our annual report on Form 10-K and our quarterly reports on Form 10-Q for filing with the Securities and Exchange Commission (the “SEC”).

The Audit Committee acts pursuant to a written charter, a copy of which is posted on the Corporate Governance section of our website, www.verticalnet.com.

During 2006, the Audit Committee was comprised of Messrs. Milano, Ballowe and Schott until December 31, 2006, when Mr. Ballowe resigned as a director. The Audit Committee is currently composed of Messrs. Milano, Nickolas and Schott, each of whom the Board of Directors has determined is “independent,” as that term is defined by applicable listing standards of The Nasdaq Stock Market. Mr. Milano is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Milano qualifies as an “audit committee financial expert” as defined under Item 401(h)(2) of Regulation S-K of the Securities Exchange Act of 1934, as amended. In 2006, the Audit Committee met nine times.

Compensation Committee. The compensation committee of the Board of Directors (the “Compensation Committee”) is charged with reviewing Verticalnet’s general compensation policies; reviewing, approving, recommending and administering Verticalnet’s incentive compensation and stock option plans; and approving certain employment arrangements. The Compensation Committee acts pursuant to a written charter, a copy of which is posted on the Corporate Governance section of our website, www.verticalnet.com.

The Compensation Committee was comprised of Messrs. Wash, Ballowe and Schott until December 31, 2006, when Mr. Ballowe resigned as a director. Since January 1, 2007, the Compensation Committee has been comprised of Messrs. Wash, Schott and Hagan, each of whom the Board of Directors has determined is “independent,” as that term is defined by applicable listing standards of The Nasdaq Stock Market. Since January 1, 2007, Mr. Wash has been the Chairman of the Compensation Committee. In 2006, the Compensation Committee met six times.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee of the Board of Directors (the “Nominating and Corporate Governance Committee”) is responsible for identifying and recommending the director nominees to be selected by the Board of Directors for each annual meeting of shareholders; implementing the Board of Directors’ criteria for selecting new directors; developing, reviewing and recommending to the Board of Directors a set of corporate governance policies applicable to Verticalnet; and providing oversight for the evaluation of the performance of the Board of Directors. The Nominating and Corporate Governance Committee acts pursuant to a written charter, a copy of which is posted on the Corporate Governance section of our website, www.verticalnet.com.

The Nominating and Corporate Governance Committee is comprised of Messrs. Nickolas, Milano and Wash, each of whom the Board of Directors has determined is “independent,” as that term is defined by applicable listing standards of The Nasdaq Stock Market. Mr. Nickolas is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met two times in 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and holders of more than 10% of Verticalnet’s common stock to file reports of ownership and changes of ownership with the SEC. To the best of Verticalnet’s knowledge, the reports for all officers, directors, and holders of more than 10% of Verticalnet’s common stock were timely filed during 2006.

Code of Conduct

In 2004, the Board of Directors adopted a Code of Conduct applicable to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer (“CAO”), President, COO, Vice Presidents, Controller and such other personnel as are designated from time to time by the Board of Directors. The Code of Ethics is available at the Company’s website at http://www.verticalnet.com/company/corgov.asp.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors is responsible for annually reviewing the corporate objectives with respect to the compensation of Verticalnet’s chief executive officer and other executives and evaluating the chief executive officer’s and other executives’ performance in light of those objectives.

Compensation Program’s Objectives and Components

The objectives of Verticalnet’s executive compensation program are to align the interests of our executives with the interests of shareholders, to retain key executives and to attract new talented executives. In order to accomplish these goals, the Compensation Committee seeks to tie a significant portion of each executive’s total compensation to Verticalnet’s overall performance. The executive compensation program consists of three key elements:

•	An annual base salary;

•	A performance-based annual bonus; and

•	Long-term incentive awards through grants of stock options and/or restricted stock.

Annual Base Salary

The Compensation Committee believes the payment of a competitive base salary is necessary to obtain and retain the chief executive officer and other executives. The annual base salary is the only guaranteed portion of each executive’s cash compensation. The Compensation Committee determines base salaries for Verticalnet’s executives, as well as changes in such salaries, after considering numerous factors, including:

•	Competitive salaries;

•	The nature of the executive’s position and its subjective importance to Verticalnet’s success;

•	Level of experience;

•	Expected amount of individual responsibility; and

•	General market conditions.

Performance-Based Annual Bonus

The Compensation Committee believes the opportunity to earn of a performance-based cash bonus aligns the interests of each executive with the interests of shareholders in Verticalnet’s overall performance. This bonus permits individual executive performance to be recognized on an annual basis. The Compensation Committee determines whether to grant an annual performance bonus for each executive based on the achievement of Verticalnet’s financial and operating objectives, each executive’s individual performance and Verticalnet’s achievement of specific goals within each executive’s area of responsibility. The Compensation Committee tends to weigh the objective goals more heavily than the subjective goals. The Compensation Committee can exercise its discretion to pay bonuses even if the criteria have not been met, and can exercise its discretion to not pay a bonus even if the criteria have been met.

Verticalnet has recently operated with relatively low levels of cash. Under the terms of Verticalnet’s $6.6 million Senior Secured Convertible Promissory Notes, due July 2007, Verticalnet is required to maintain a cash balance of at least $1.5 million. As a result of the low levels and restrictions on cash, the executive team as a whole has consistently received a larger percentage of their total compensation in non-cash compensation. Verticalnet has relatively few non-cash compensation alternatives, and has historically limited its non-cash compensation to grants of stock options, restricted stock, or restricted stock units. If Verticalnet’s cash levels increase in the future, the Compensation Committee may choose to increase the cash based compensation to the executive team.

Long-Term Incentive Awards

The Compensation Committee believes that the annual and periodic grant of stock options, restricted stock and restricted stock units provides an incentive to our executives to build shareholder value.

In the past, the Compensation Committee has utilized grants of stock options, restricted stock and restricted stock units to motivate, reward and retain executives. Stock options are typically granted annually and are subject to vesting provisions to encourage the executives to remain employed with Verticalnet. Grants of restricted stock may also been used together with or in place of stock options to reward executives performance or to encourage executives to remain with the company. Similarly, restricted stock units are often granted at the inception of employment and thereafter on a periodic basis. Upon beginning employment, each executive receives stock options or restricted stock units based upon that executive’s relative position, responsibilities and his or her anticipated performance. The Compensation Committee’s decisions whether to grant stock options, restricted stock or restricted stock units either alone or in combination are based on the availability of shares under the company’s equity compensation plans, the desire to reward or retain an executive and the executive’s perceived value to the company’s success.

Additionally, the Compensation Committee reviews the prior level of grants to the executives and to other members of senior management, including the number of shares that continue to be subject to vesting under outstanding options, in setting the level of new options to be granted to the executives. Stock options are granted at the market price on the date of grant and provide value only if the price of Verticalnet’s common stock exceeds the exercise price on the date of exercise. Restricted stock and restricted stock units are granted at a price of $0.07 per share.

Employee Benefits

In addition, all employees, including executives, are entitled to participate in the company’s other benefit and welfare benefit plans, which include shared cost medical, dental and vision insurance, employee funded long term and short term disability insurance, life insurance flexible spending accounts and 401(k) plan. Verticalnet does not currently contribute to employee’s 401(k) plan. However, Verticalnet has in the past, and may elect in the future, to contribute to employee’s 401(k) plans.

Determination of 2006 Executive Compensation

The Compensation Committee does not use a specific formula for determining each element of compensation, but reviews the total compensation of each executive on an annual basis to determine whether it corresponds with the overall compensation philosophy, adequately rewards the executive for his of her individual contribution to Verticalnet’s achievements during the year (giving due consideration to Verticalnet’s overall success or failure in obtaining the goals for the year) and adequately aligns the interests of the executive with the interests of shareholders.

Base salary was the sole component of compensation for the chief executive officer and other executives for the fiscal year ended December 31, 2006. Because of the financial condition of Verticalnet, including the relatively low levels of cash projected to be available during 2006, in early 2006 the Compensation Committee recommended to the Board of Directors that no annual bonus be awarded during 2006. The Compensation Committee has not yet determined whether any bonus compensation will be awarded for 2007.

Similarly, in early 2006 the Compensation Committee and the Board of Directors decided that no equity incentive compensation, such as grants of stock options, restricted stock or restricted stock units would be awarded in 2006 to the chief executive officer, executives or other employees. The reasons for this decision included the limited number of shares available for issuance under existing equity compensation plans and the provisions of Verticalnet’s $6.6 million Senior Secured Convertible Promissory Notes, due July 2007.These notes provide for adjustment to the conversion price of the notes in the event that Verticalnet issues shares of common stock, including any options or restricted stock awards exercisable for shares of our common stock, with a price per share of less than $4.90. Specifically, if Verticalnet issues share of common stock at a price below $4.90 per share, the conversion price will adjust to the same price as the shares of common stock issued below $4.90 per share. The anti-dilution provisions do not apply to certain excluded issuances, including the issuance of securities pursuant to equity compensation plans that existed before the August 2005 issue date of the notes. As there were insufficient shares available for issuance under equity compensation plans in existence in August 2005 to make meaningful grants to employees, including executive officers, no such awards were made.

While there are shares available for issuance under our 2006 Omnibus Equity Compensation Plan, approved by our shareholders at the 2006 Annual Meeting, because this plan was not an existing equity compensation plan at the time of issuance of the notes, so long as the notes remain outstanding, no grants of awards below $4.90 per share can be made under that plan without triggering an adjustment to the conversion prices of the notes. In July 2007, once the notes have been paid in full, this restriction will no longer apply to awards issued under the 2006 Omnibus Equity Compensation Plan. The Committee has no plan to issue awards to employees to compensate for the period in which grants have not been made.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all decisions regarding the compensation of the chief executive officer and other executives and approves recommendations regarding equity awards to all officers and directors. Generally, these decisions are based on an evaluation of the criteria discussed above, as determined by the chief executive officer and discussed with the Compensation Committee. In the case of the chief executive officer, the Compensation Committee makes its determinations based in part upon a survey and review of the chief executive officer’s performance by other directors and members of the senior management team.

Tax and Accounting Implications

Deductibility of Executive Compensation

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that Verticalnet may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Verticalnet believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, for fiscal 2006, the amount of base salary in excess of $1,000,000 for any named executive officer was not deductible for federal income tax purposes. In 2006, the company did not pay salary to any executive greater than $1,000,000.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, Verticalnet believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, Verticalnet began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of Financial Accounting Standards Board Statement No.123(R).

Post-employment Compensation Plans

Verticalnet does not maintain any retirement, pension or other post-employment compensation plans.

Perquisites and Other Personal Benefits

Verticalnet does not provide the named executive officers with perquisites or other personal benefits with a cumulative value in excess of $10,000. In 2006, the Employment Agreement of the chief executive officer and then chief financial officer were modified in 2006 to provide, among other things, that Verticalnet would reimburse the employee for the annual insurance premium costs associated with a term life insurance policy purchased by the employee with a death benefit equal to $700,000 for the chief executive officer and $600,000 for the then chief financial officer. Gene S. Godick resigned as the chief financial officer effective December 1, 2006 and his employment agreement terminated at that time.

Verticalnet has entered into employment agreements with certain key employees, including the named executive officers. The employment agreements provide for potential payments to the named executive officers in the event of a change in control and are designed to, among other things, promote stability and continuity of senior management.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Verticalnet’s annual report on 10-K/A for 2006 and Verticalnet’s 2007 proxy statement.

THE COMPENSATION COMMITTEE

Darryl E. Wash, Chair Gregory G. Schott Michael J. Hagan

The following table sets forth the compensation paid to Verticalnet’s principal executive officer, its principal financial officer and its other three most highly compensated executive officers (the “named executive officers”) during 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Long Term Compensation Awards		All Other Compensation ($)	Total ($)
		Salary ($)	Bonus ($)	Restricted Stock Awards ($) (1)	Securities Underlying Options
Nathanael V. Lentz	2006	$385,000	$—	$160,939	$—	$—	$545,939
Chief Executive Officer and President
Jonathan T. Cohen (2)	2006	124,583	2,500	9,758	—	—	136,841
Vice President and Chief Accounting Officer
Christopher G. Kuhn	2006	181,500	—	56,423	—	—	237,923
Vice President and General Counsel
Gene S. Godick (3)	2006	333,681	—	146,287	—	—	479,968
Executive Vice President and Chief Financial Officer
Brent Habig (4)	2006	300,000	—	38,720	—	—	338,720
Executive Vice President, Sales and Consulting

(1)	The amounts reported in the Restricted Stock Awards column represent the compensation recognized pursuant to Statement of Financial Accounting Standards No. 123R in the Company’s financial statements, not reduced by the estimated forfeiture rate. The cost includes amounts from awards granted prior to 2006. Information concerning these amounts may be found in Item 8, Financial Statements and Supplementary Data and Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commissions on April 2, 2007.

(2)	Mr. Cohen has served as our Vice President and Chief Accounting Officer since December 1, 2006. Prior to serving as Vice President and Chief Accounting Officer, Mr. Cohen served as our Controller since March 2003. Mr. Cohen was awarded a bonus on December 1, 2006, at the time he became an executive officer.

(3)	Mr. Godick served as our Executive Vice President and Chief Financial Officer until his resignation on December 1, 2006.

(4)	Mr. Habig served as our Executive Vice President of Sales and Consulting until his resignation on January 5, 2007.

Stock Option Plans

Verticalnet has four active equity compensation plans:

•	the 2006 Omnibus Equity Compensation Plan,

•	the Verticalnet, Inc. 2000 Equity Compensation Plan,

•	the Equity Compensation Plan for Employees (1999) and

•	the 1999 Long Term Incentive Plan.

Verticalnet also has four additional plans that we assumed in connection with prior acquisitions:

•	the 1998 Tigris Plan,

•	the 1999 Isadra NQ Plan,

•	the Atlas Commerce Plan 1999 LTIP,

•	the Isadra Rollover Plan.

Verticalnet does not intend to make any grants pursuant to the inactive plans.

Options are awarded at the closing price of Verticalnet’s Common Stock on the date of the grant. In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of Verticalnet’s Common Stock on the grant date. In 2006, the Compensation Committee did not grant any options with an exercise price that was less than the closing price of Verticalnet’s Common Stock on the grant date, nor did it grant options which are priced on a date other than the grant date.

The majority of the options granted by the Compensation Committee vest at a rate of 25% per year over the first four years of the ten-year option term. Vesting and exercise rights cease upon termination of employment except in the case of death (subject to a one year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

In 2005, the Compensation Committee determined that the annual bonus for the named executive officers in 2005 would be paid in four quarterly installments, and were based upon the achievement of quarterly financial goals in 2005. The grants to the named executive Officers in March 2006 set forth in the table below were the final installment for the 2005 bonus. Mr. Cohen was not an executive officer until December 1, 2006.

The following table sets forth the grants of plan-based awards for the named executive officers for 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Number of Restricted Shares of Stock	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathanael V. Lentz	3/1/2006	17,679	—	$0.07	$3.92	$68,064
Chief Executive Officer and President
Jonathan T. Cohen (1)	1/18/2006	343	—	0.07	4.20	1,417
Vice President and Chief Accounting Officer	3/1/2006	1,500	—	0.07	3.92	5,775
Christopher G. Kuhn	3/1/2006	2,500	—	0.07	3.92	9,625
Vice President and General Counsel
Gene S. Godick (1)	3/1/2006	16,164	—	0.07	3.92	62,231
Executive Vice President and Chief Financial Officer
Brent Habig (3)	3/1/2006	5,715	—	0.07	3.92	22,003
Executive Vice President, Sales and Consulting

(1)	Mr. Cohen has served as our Vice President and Chief Accounting Officer since December 1, 2006. Prior to serving as Vice President and Chief Accounting Officer, Mr. Cohen served as our Controller since March 2003.

(2)	Mr. Godick served as our Executive Vice President and Chief Financial Officer until his resignation on December 1, 2006.

(3)	Mr. Habig served as our Executive Vice President of Sales and Consulting until his resignation on January 5, 2007.

The following table sets forth the outstanding equity awards at fiscal year-end for the named executive officers for 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Nathanael V. Lentz	160	—	—	2,506.88	7/6/2010
Chief Executive Officer and President	3,697	—	—	2,506.88	7/6/2010
	4,287	—	—	135.80	3/16/2011
	4,287	—	—	23.80	9/30/2011
	7,143	—	—	7.70	9/2/2012
	7,143	—	—	7.70	9/3/2012
	3,681	—	—	2.24	4/29/2013
	10,715	—	—	5.60	4/28/2013
	6,163	—	—	5.60	4/28/2013
	2,559	—	—	4.20	6/23/2013
	11,695	—	—	7.00	6/23/2013
	3,937	—	—	3.57	9/4/2013
	4,238	—	—	3.29	10/28/2013
	9,095	1,830	—	20.93	2/10/2014
	5,435	—	—	8.40	2/10/2014
	—	—	—	0.07	2/10/2014
	4,297	5,525	—	9.66	3/2/2015
	—	—	—	0.07	5/5/2015
	—	—	—	0.07	9/8/2015
	2,660	7,162	—	3.01	11/10/2015
	—	—	—	0.07	3/1/2016
Jonathan T. Cohen (1)	2,143	—	—	4.48	3/14/2013
Vice President and Chief Accounting Officer	114	—	—	2.24	4/28/2013
	3,572	—	—	5.60	4/29/2013

	507	—	—	3.57	8/5/2013
	805	—	—	3.29	10/28/2013
	717	—	—	8.40	2/9/2014
	1,190	1,668	—	5.53	4/15/2015
Christopher G. Kuhn	1,181	—	—	280.00	12/14/2008
Vice President and General Counsel	73	—	—	2,585.63	7/1/2010
	858	—	—	135.80	3/16/2011
	716	—	—	23.80	10/1/2011
	2,143	—	—	7.70	9/3/2012
	1,045	—	—	2.24	4/28/2013
	8,439	—	—	5.60	4/28/2013
	724	—	—	4.20	6/23/2013
	5,848	—	—	7.00	6/23/2013
	1,688	—	—	3.57	9/4/2013
	1,998	—	—	3.29	10/28/2013
	—	—	—	0.07	2/10/2014
	4,547	916	—	20.93	2/10/2014
	1,538	—	—	8.40	2/10/2014
	1,093	1,407	—	9.66	3/2/2015
	—	—	—	0.07	5/5/2015
	—	—	—	0.07	9/8/2015
	677	1,823		3.01	11/10/2015
Gene S. Godick (2)	10,715	—	—	5.81	2/6/2013
Executive Vice President and Chief Financial Officer	3,572	—	—	5.81	2/6/2013
	719	—	—	5.60	4/28/2013
	7,143	—	—	5.60	4/28/2013
	1,573	—	—	2.24	4/29/2013
	2,714	—	—	4.20	6/23/2013
	13,567	—	—	7.00	6/23/2013
	2,700	—	—	3.57	9/4/2013
	2,906	—	—	3.29	10/28/2013
	6,821	1,373	—	20.93	2/10/2014
	3,727	—	—	8.40	2/10/2014
	1,860	2,605	—	9.66	3/2/2015
	1,116	3,349	—	3.01	11/10/2015
Brent Habig (3)	21,429	—	—	21.35	1/30/2014
Executive Vice President, Sales and Consulting	1,562	2,010	—	9.66	3/2/2015
	—	—	—	0.07	5/5/2015
	—	—	—	0.07	9/8/2015
	967	2,605	—	3.01	11/10/2015

Restricted Stock Awards
Name	Number of Units of Stock That Have Not Lapsed (#)	Market Value of Units of Stock That Have Not Lapsed ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Nathanael V. Lentz	—	—	—	—
Chief Executive Officer and President	—	—	—	—
	—	—	—	—
	3,660	2,196	1,830	1,098
	—	—	—	—
	1,841	1,105	3,070	1,842
	1,534	920	3,377	2,026
	—	—	—	—
	17,679	10,607	—	—
Jonathan T. Cohen (1)	—	—	—	—
Vice President and Chief Accounting Officer	—	—	—	—
	—	—	—	—
Christopher G. Kuhn	—	—	—	—
Vice President and General Counsel	—	—	—	—
	—	—	—	—
	914	548	916	550
	—	—	—	—
	156	94	782	469
	390	234	860	516
	—	—	—	—
Gene S. Godick (2)	—	—	—	—
Executive Vice President and Chief Financial Officer	—	—	—	—
Brent Habig (3)	—	—	—	—
Executive Vice President, Sales and Consulting	—	—	—	—
	223	134	1,117	670
	558	335	1,228	737
	—	—	—	—

The following table sets forth the option exercises and stock vested for the named executive officers for 2006.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nathanael V. Lentz	—	$—	3,969	$15,278
Chief Executive Officer and President
Jonathan T. Cohen (1)	—	—	3,426	7,272
Vice President and Chief Accounting Officer
Christopher G. Kuhn	—	—	10,670	27,015
Vice President and General Counsel
Gene S. Godick (2)	—	—	27,880	28,035
Executive Vice President and Chief Financial Officer
Brent Habig (3)	—	—	13,437	26,208
Executive Vice President, Sales and Consulting

(1)	Mr. Cohen has served as our Vice President and Chief Accounting Officer since December 1, 2006.Prior to serving as Vice President and Chief Accounting Officer, Mr. Cohen served as our Controller since March 2003.

(2)	Mr. Godick served as our Executive Vice President and Chief Financial Officer until his resignation on December 1, 2006.

(3)	Mr. Habig served as our Executive Vice President or Sales and Consulting until his resignation on January 5, 2007.

As discussed above, Verticalnet has entered into employment agreements with certain key employees, including the named executive officers. The employment agreements provide for potential payments to the named executive officers in the event of a change in control.

As of November 13, 2002, the Company entered into an employment agreement with Nathanael V. Lentz with an initial salary of $350,000 per annum. The agreement has a term of two years, with automatic renewal unless either party gives at least one year advance notice of non-renewal. This agreement was amended on March 16, 2006. The agreement has a target bonus of 50% of salary, which is not guaranteed. If Mr. Lentz is terminated without cause or if he resigns for “good reason,” then he will receive, in exchange for a mutual general release, a lump sum cash payment equal to his base salary for one year, and a pro rata portion of any target bonus or other bonus Mr. Lentz would have earned in the year of termination, which bonus will be paid no later than March 15 of the year following the calendar year in which his employment terminates or, if earlier, when bonuses for such period are otherwise paid. In addition, he would receive continued healthcare coverage paid by the Company for one year; unvested options granted during 2001 would be accelerated for a period equal to six months plus one additional month for each month that the executive has been employed by the Company; all vested options granted during 2001 would be exercisable for five years after termination of employment (or the remaining term of the option, if shorter), his post-termination covenant against non-competition would be reduced to six months; and he would receive any other benefits due to him under programs we maintain and in which he was due a benefit at the time of his termination. Upon a “change of control,” all of his outstanding stock options, restricted stock grants, RSUs granted and other equity rights will become fully vested and/or exercisable. If within two years after a change of control, Mr. Lentz is terminated without cause or if he resigns for good reason, then he will receive the severance benefits described above, plus a lump sum cash payment equal to his target bonus for the year, and all stock options granted to him on or after March 16, 2006 will remain exercisable for the one year period after his termination of employment (or the remaining term of the option, if shorter). The agreement provides that Mr. Lentz may terminate his employment for any reason during the three months following the change of control and receive the change of control severance benefits. The agreement provides for a cap to his compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an “excess parachute payment” under sections 280G and 4999 of the Code. The agreement defines “good reason” after a change of control as (1) he is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; (4) non-renewal of the agreement by the Company; or (5) any action resulting in him not being the Chief Executive Officer of the Company. Mr. Lentz’s employment is subject to a one-year non-compete, non-solicitation, and confidentiality provisions as set forth in the employment agreement.

As of December 1, 2006, the Company entered into an employment agreement with Jonathan T. Cohen to be the Company’s Vice President and Chief Accounting Officer with an initial salary of $175,000 per annum. The agreement has a term of one year, with automatic renewal unless either party gives at least one year advance notice of non-renewal. If Mr. Cohen is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for three months and a pro rata portion of any bonus Mr. Cohen would have earned in the year of termination. In addition, the Company will pay healthcare coverage for three months; unvested options would be accelerated and all vested options would be exercisable for 90 days after termination of employment. If within one year after a change of control, the executive is terminated without cause or chooses to leave for “good reason,” then the executive will receive the termination without cause benefits above, except Mr. Cohen will receive a lump sum payment equal to salary for six months. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company. Mr. Cohen’s employment is subject to a one-year non-compete, non-solicitation, and confidentiality provisions as set forth in the employment agreement.

As of December 16, 2002, the Company entered into an employment agreement with Christopher G. Kuhn to be the Company’s General Counsel with an initial salary of $165,000 per annum. The agreement has a term of one year, with automatic renewal unless either party gives at least one year advance notice of non-renewal. If Mr. Kuhn is terminated without cause (with one month advance notice of termination without cause), then he will receive, in exchange for a mutual general release: a lump sum payment equal to salary for three months and a pro rata portion of any bonus Mr. Kuhn would have earned in the year of termination. In addition, the Company will pay healthcare coverage for six months; unvested options would be accelerated and all vested options would be exercisable for 90 days after termination of employment. If within one year after a change of control, the executive is terminated without cause or chooses to leave for “good reason,” then the executive will receive the termination without cause benefits above, except Mr. Kuhn will receive a lump sum payment equal to salary for six months. The agreement provides for a cap to the executive’s compensation if it produces a greater net benefit than an uncapped award would after accounting for the increased tax obligation resulting from being an excess parachute payment under sections 280G and 4999 of the Code. The agreement defines “good reason” after a change of control as (1) the executive is transferred more than 50 miles without consent; (2) a material reduction of authority, duties, or responsibilities after reasonable notice and a chance to cure; (3) any failure of the Company materially to comply with and satisfy the terms of the agreement; or (4) non-renewal of the agreement by the Company. Mr. Kuhn’s employment is subject to a one-year non-compete, non-solicitation, and confidentiality provisions as set forth in the employment agreement.

On December 1, 2006, the Company entered into termination letter agreement with Gene S. Godick in connection with his resignation as the Company’s Executive Vice President and Chief Financial Officer. Pursuant to the agreement, the Company agreed to provide Mr. Godick with a termination payment equal to one month base pay, continued health care benefits through December 31, 2007, and the accelerated vesting of 4,444 shares of restricted stock previously granted to Mr. Godick.

The Employment Agreement between Brent Habig and the Company dated January 28, 2004 was terminated in conjunction with Mr. Habig’s resignation as Executive Vice President effective January 5, 2007. Mr. Habig received no additional severance benefits as a result of his resignation.

The following table shows the potential payments to all executives upon termination of employment or change in control of the Company under their employment agreement or other plans or agreements of the Company assuming termination or change of control occurred on December 31, 2006: The following table sets forth the potential payments upon termination or change in control for the named executive officers for 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit and Payment upon Termination or Change in Control	Before Change in Control Termination w/ o Cause or for Good Reason	After Change in Control Termination w/ o Cause or for Good Reason	Voluntary Termination	Change in Control	Death	Disability

Nathanael V. Lentz
Chief Executive Officer and President	Compensation:

	Salary/Severance	1 year	1 year	No	1 year	N/A	3 months

	Accrued Salary and Vacation	Yes	Yes	Yes	Yes	Yes	Yes

	Pro-rated Bonus	Yes	Yes	No	Yes	Yes	Yes

Equity Compensation:

	Stock Options Exercisable	5 years	1 year	3 months	1 year	No	No

	Restricted Stock Accleration	6 months	Yes	No	Yes	6 months	No

Benefits & Perquisites:

Health Care

	Employee	1 year	1 year	No	1 year	N/A	1 year

	Survivor	N/A	N/A	N/A	N/A	1 year	N/A

	Life Insurance	No	No	No	No	No	No

Jonathan T. Cohen (1)
Vice President and Chief Accounting Officer	Compensation:

	Salary/Severance	3 months	6 months	No	6 months	N/A	3 months

	Accrued Salary and Vacation	Yes	Yes	Yes	Yes	Yes	Yes

	Pro-rated Bonus	Yes	Yes	No	Yes	Yes	Yes

Equity Compensation:

	Stock Options Exercisable	3 months	3 months	3 months	3 months	No	No

	Restricted Stock Acceleration	Yes	Yes	No	Yes	No	No

Benefits & Perquisites:

Health Care

	Employee	3 months	6 months	No	6 months	N/A	1 year

	Survivor	N/A	N/A	N/A	N/A	1 year	N/A

	Life Insurance	No	No	No	No	No	No

Christopher G. Kuhn
Vice President and General Counsel	Compensation:

	Salary/Severance	3 months	6 months	No	6 months	N/A	3 months

	Accured Salary and Vacation	Yes	Yes	Yes	Yes	Yes	Yes

	Pro-rated Bonus	Yes	Yes	No	Yes	Yes	Yes

Equity Compensation:

	Stock Options Exercisable	3 months	3 months	3 months	3 months	1 year	No

	Restricted Stock Acceleration	Yes	Yes	No	All	6 months	No

Benefits & Perquisites:

Health Care

	Employee	6 months	6 months	No	6 months	No	No

	Survivor	N/A	N/A	N/A	N/A	No	No

	Life Insurance	No	No	No	No	No	No

(1)	Mr. Cohen has served as our Vice President and Chief Accounting Officer since December 1, 2006. Prior to serving as Vice President and Chief Accounting Officer, Mr. Cohen served as our Controller since March 2003.

Compensation to Directors

In November 2004, the Board of Directors adopted a policy regarding compensation to the members of the Board of Directors. Verticalnet pays its non-employee directors $10,000 once a year for regular service on the Board of

Directors in the form of a grant of restricted stock units. The number of restricted stock units granted is determined by dividing $10,000 by the closing price of Verticalnet common stock on the date of grant, which is typically the date of the annual meeting of shareholders. The restricted stock units have an “exercise” price of $0.01 which is payable by the grantee upon distribution of the shares represented by the restricted stock units, and typically vest 25% each quarter after the date of grant. On March 2, 2006, the Board of Directors determined that the grant of restricted stock units to the Board of Directors for 2006 would not be made until the annual grant date for 2007, provided that a present member of the Board of Directors must be on the Board of Directors on the date of the annual grant for 2007 to receive the grant of restricted stock units.

Additionally, each non-employee director receives an initial grant of 30,000 options upon joining the Board of Directors and an annual grant of 20,000 options granted on the date of the annual meeting of shareholders. The exercise price of the options is the closing price of Verticalnet common stock on the date of grant. The options are generally non-qualified stock options and 100% of the options vest in one year from the date of grant. Options have a maximum term of ten years, except that a director has 90 days to exercise after leaving the Board of Directors.

Verticalnet pays the chair of the audit committee $5,000 and members of its audit committee $3,500 for each fiscal quarter that they serve on the committee. Verticalnet pays the members of its compensation and nominating and corporate governance committees $1,500 for each fiscal quarter that they serve on the respective committee. In addition, members of the Board of Directors are reimbursed for expenses they incur in attending meetings.

The following table sets forth the annual compensation paid to directors for 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Gregory G. Schott	$20,000	$10,000	$14,200	$—	$44,200
Michael J. Hagan	—	10,000	14,200	—	24,200
Vincent J. Milano	26,000	10,000	14,200	—	50,200
John N. Nickolas	6,000	10,000	14,200	—	30,200
Mark L. Walsh	—	10,000	14,200	—	24,200
Darryl E. Wash	12,000	10,000	14,200	—	36,200

(1)	The amounts reported in the Stock Awards column relate to restricted shares granted under our 2000 Equity Compensation Plan for Outside Directors and Consultants. The grant date fair value of stock awards granted to each non-employee director in 2006 was $10,000. Information concerning these amounts my be found in Item 8, Financial Statements and Supplementary Data and Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commissions on April 2, 2007.

(2)	The amounts reported in the Option Awards column relate to restricted shares granted under our 2000 Equity Compensation Plan for Outside Directors and Consultants. The grant date fair value of stock awards granted to each non-employee director in 2006 was $14,200. Information concerning these amounts my be found in Item 8, Financial Statements and Supplementary Data and Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commissions on April 2, 2007.

Compensation Committee Interlocks and Insider Participation

None of the executive officers, directors, or Compensation Committee members presently serve, or in the past served, on the compensation committee of any other company whose directors or executive officers served on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Amended & Restated 1996 Equity Compensation Plan (1)	84,155	$61.28	1,792
1999 Long Term Incentive Plan	126,138	$6.42	6,177
Equity Compensation Plan for Employees (1999)	155,990	$38.10	51,821
Verticalnet, Inc. 2000 Equity Compensation Plan	521,807	$33.70	114,459
1998 Tigris Plan (2)	7,638	$19.02	15,636
1999 Isadra NQ Plan (3)	126	$3.29	9,614
Atlas Commerce Plan 1999 LTIP (4)	11,010	$108.13	19,132
Isadra Rollover Plan (3)	—	$—	446

	906,864		219,077

(1)	This plan expired by its terms on December 11, 2006 and no further issuances will be made pursuant to this plan.

(2)	Assumed pursuant to acquisition of Tigris Corp. in January 2004.

(3)	Assumed pursuant to acquisition of Isadra, Inc. in May 1999.

(4)	Assumed pursuant to acquisition of Atlas Commerce, Inc. in December 2001.

The following table sets forth the security ownership of certain beneficial owners and management.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name	Aggregate Number of Shares Beneficially Owned (1)	Acquirable Within 60 days (2)	Total Beneficial Ownership	Percent of Shares Outstanding (3)
Gregory G. Schott	3,072	7,859	10,931	*
Nathanael V. Lentz	37,427	114,655	152,082	1.3%
Michael J. Hagan	32,073	10,112	42,185	*
Vincent J. Milano	3,072	7,859	10,931	*
John N. Nickolas	3,072	7,859	10,931	*
Mark L. Walsh	21,779	18,750	40,529	*
Darryl E. Wash (4)	125,283	10,002	135,285	1.2%
Jonathan T. Cohen	3,253	9,405	12,658	*
Christopher G. Kuhn	10,019	34,591	44,610	*

All directors and executive officers as a group (9 persons)	239,050	221,092	460,142	4.0%

*	Represents less than 1% of Verticalnet’s outstanding common stock.

(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.

(2)	Unless otherwise noted, reflects the number of shares that could be purchased by exercise of options available at April 15, 2007 or within 60 days thereafter under Verticalnet’s stock option plans or warrants that are currently exercisable.

(3)	Based on 11,398,338 of common stock outstanding at April 15, 2007.

(4)	Includes 109,574 shares owned by Ascend Ventures, LP. Mr. Wash is the managing partner of Ascend Ventures, LP. Mr. Wash disclaims beneficial ownership of these shares in their entirety.

(5)	Includes 12,637 shares owned by Halo-B2eMarkets, LLC. Mr. Wash is the managing member of Halo-B2eMarkets, LLC . Mr. Wash disclaims beneficial ownership of these shares in their entirety.

Item 13.	Certain Relationships and Related Transactions

Director Independence

The Board of Directors has determined that as of December 31, 2006, all directors, other than Mr. Lentz, will be “independent directors” as that term is defined by the applicable listing standards of The Nasdaq Stock Market. Accordingly, the Audit Committee, The Compensation Committee and the Nominating and Corporate Governance Committee are each comprised of “independent” directors, as that term is defined by applicable listing standards of The Nasdaq Stock Market.

Transactions with Related Persons

There were no transactions with related persons during the Company’s 2006 fiscal year required by applicable SEC rules and regulations to be disclosed hereunder.

Review, Approval, and/or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee of the Board of Directors is responsible for the review, approval and monitoring of transactions involving related persons. Our Board of Directors and management are aware that all related-person transactions must be approved by our Audit Committee. Because Verticalnet has a relatively simple organizational structure, potential transactions with related person are generally easily recognizable by the members of our Board of Directors and management in the ordinary course of business.

Item 14.	Principal Accountant Fees and Services

DISCLOSURE RELATED TO INDEPENDENT AUDITORS

KPMG LLP audited Verticalnet’s consolidated financial statements for the year ended December 31, 2006.

2006 and 2005 Summary of Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees paid for professional audit services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit fees	$419,050	$338,466
S-3 filings	15,000	5,000
Audit-related fees (1)	1,500	1,500

Audit and audit-related fees	435,550	344,966
Tax fees (2)	—	6,879
All other fees	—	—

Total fees	$435,550	$351,845

(1)	Audit-related fees consist principally of fees for performing due diligence services.

(2)	Tax fees consist of fees for tax consultation services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services to be Provided by Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services and regarding pre-approval of the fees for such services. On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests prior to the rendering of such services after due consideration of the effect of the performance thereof on the independence of the independent registered public accounting firm and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm to provide these services, as well as certain fee levels for these services. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services as compared to the pre-approved fee levels. The Audit Committee also has delegated the ability to pre-approve audit and lawfully permitted non-audit services to Mr. Milano, provided that any pre-approvals by Mr. Milano are reported to the full Audit Committee at its next scheduled meeting.

The prior approval of the Audit Committee was obtained for all services provided by KPMG LLP in 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification *

*	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTICALNET, INC.

April 30, 2007

By:	/s/ Nathanael V. Lentz
Nathanael V. Lentz President and CEO (Principal executive officer)