Form 10-Q
period 2007-03-31
VERTICALNET INC
filed 2007-05-15
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 11, 2007 was 12,409,228.

VERTICALNET, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

 ii

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
VERTICALNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,586	$2,809
Accounts receivable, net	3,832	3,877
Prepaid expenses and other current assets	1,022	778

Total current assets	6,440	7,464

Property and equipment, net	830	920
Goodwill	9,706	9,709
Other intangible assets, net	1,821	2,184
Other assets	291	416

Total assets	$19,088	$20,693

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$1,716	$2,170
Accounts payable and accrued expenses	5,954	5,698
Deferred revenues	3,830	3,756

Total current liabilities	11,500	11,624

Non-current portion of deferred revenues	1,034	857
Long-term debt and other non-current liabilities	5,284	5,270

Total liabilities	17,818	17,751

Commitments and contingencies (see Notes 2, 5, 6, and 7)

Shareholders’ equity:
Preferred stock $.01 par value, 10,000,000 shares authorized, none issued at March 31, 2007 and December 31, 2006	—	—
Common stock $.01 par value, 21,428,571 shares authorized at March 31, 2007 and December 31, 2006, 10,745,462 shares issued at March 31, 2007 and 9,372,685 shares issued at December 31, 2006	107	94
Additional paid-in capital	1,231,322	1,230,501
Accumulated other comprehensive loss	(30)	(33)
Accumulated deficit	(1,229,324)	(1,226,815)

	2,075	3,747
Treasury stock at cost, 9,377 shares at March 31, 2007 and December 31, 2006	(805)	(805)

Total shareholders’ equity	1,270	2,942

Total liabilities and shareholders’ equity	$19,088	$20,693

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Software and software related	$1,559	$1,541
Services	1,858	2,375

Total revenues	3,417	3,916

Cost of revenues:
Cost of software and software related	357	598
Cost of services	1,107	1,652
Amortization of acquired technology and customer contracts	250	247

Total cost of revenues	1,714	2,497

Gross profit	1,703	1,419

Operating expenses:
Research and development	983	1,475
Sales and marketing	1,340	1,935
General and administrative	1,391	1,650
Litigation and settlement costs	—	1,018
Restructuring charges	—	238
Amortization of other intangible assets	116	258

Total operating expenses	3,830	6,574

Operating loss	(2,127)	(5,155)
Interest and other expense, net	382	153

Net loss	$(2,509)	$(5,308)

Basic and diluted loss per common share	$(0.24)	$(0.74)

Basic and diluted weighted average common shares outstanding	10,312	7,167

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(2,509)	$(5,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476	650
Stock-based compensation	79	480
Accretion of promissory notes and non-cash interest	244	427
Change in the fair value of derivative liabilities	(119)	(507)
Amortization of deferred financing costs	59	120
Other non-cash items	—	9
Change in assets and liabilities, net of effect of acquisition:
Restricted cash	—	(211)
Accounts receivable	45	1,906
Prepaid expenses and other assets	220	205
Accounts payable and accrued expenses	416	888
Deferred revenues	251	8

Net cash used in operating activities	(838)	(1,333)

Investing activities:
Capital expenditures	(19)	(45)
Acquisitions related payments	—	(57)
Restricted cash	—	155

Net cash provided by (used in) investing activities	(19)	53

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(370)	(135)
Proceeds from exercise of restricted stock and issuance of common stock	3	2

Net cash used in financing activities	(367)	(133)

Effect of exchange rate fluctuation on cash and cash equivalents	1	9

Net decrease in cash and cash equivalents	(1,223)	(1,404)
Cash and cash equivalents — beginning of period	2,809	4,576

Cash and cash equivalents — end of period	$1,586	$3,172

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35	$115
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$752	$1,006
Financed insurance policies	397	494
Capital expenditures financed through capital lease arrangements	—	44
See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance, December 31, 2006	9,373	$94	$1,230,501	$(33)	$(1,226,815)	$(805)	$2,942

Exercise of stock options, non-vested stock, and restricted units	36	—	3	—	—	—	3
Conversion of and payments on senior convertible promissory notes and accrued interest into / with common stock (Note 5)	1,320	13	739	—	—	—	752
Issuance of non-vested stock	16	—	—	—	—	—	—
Stock-based compensation expense	—	—	79	—	—	—	79
Net loss	—	—	—	—	(2,509)	—	(2,509)
Other comprehensive income	—	—	—	3	—	—	3

Balance, March 31, 2007 (unaudited)	10,745	$107	$1,231,322	$(30)	$(1,229,324)	$(805)	$1,270

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(2,509)	$(5,308)
Foreign currency translation adjustment	3	38

Comprehensive loss	$(2,506)	$(5,270)

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
Description of the Company
Verticalnet, Inc., which was incorporated on July 28, 1995 under the laws of Pennsylvania, is referred to throughout this report as “Verticalnet,” the “Company,” “we,” “us,” or through similar expressions.
We are a provider of On-Demand Supply Management solutions to companies ranging in size from mid-market to the Global 2000. We provide a full scope of Supply Management software, services, and domain expertise in areas that include: Program Management, Spend Analysis, eSourcing, Contract Management, and Supplier Performance Management. Our solutions help our customers generate savings on the goods and services they buy.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and accordingly the financial statements do not include any adjustments (see Note 2).
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
All references relating to 2006 in the condensed consolidated financial statements and accompanying notes to shares and per shares amounts have been adjusted for this reverse split.
On June 8, 2006, the Company filed an Amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Secretary of State of the Commonwealth of Pennsylvania to effect: (i) the Reverse Split; and (ii) an increase in the number of authorized shares of common stock to 21,428,571 shares.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $131,000 and $228,000 at March 31, 2007 and December 31, 2006, respectively.
Restricted Cash
Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At March 31, 2007 and December 31, 2006, we had approximately $156,000 of restricted cash classified as other non-current assets on the condensed consolidated balance sheet.
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
In June 2006, based on our then current market capitalization, as well as other business indicators, we concluded that our goodwill balance was impaired and recorded an impairment charge of $9.9 million.
We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2006, and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and, therefore, no impairment charge was deemed necessary.
As of March 31, 2007 and April 30, 2007, the fair value of the Company (based on market capitalization) was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of March 31, 2007, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
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
Financial Instruments
We have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of March 31, 2007 and December 31, 2006, our financial instruments included cash equivalents, accounts receivable, accounts payable, capital leases, derivative and other liabilities, convertible notes and a discount note. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, and the discount note are a reasonable estimate of their fair market values at March 31, 2007 and December 31, 2006 due to the short maturities of such items. The Company believes that the fair values of the capital leases, discount note, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006.

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
The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three months ended March 31, 2007, the Company recorded $138,000 in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software. The Company did not record any third-party software reseller commissions during the three months ended March 31, 2006.
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
Services revenues
Consulting contracts with fixed-priced arrangements are recognized using the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and results of operations and are reflected in the condensed consolidated financial statements in the period in which they are first identified. Consulting services with fees based on time and materials or cost-plus are recognized in accordance with SAB No. 104 as the services are performed (as measured by time incurred) and amounts earned.
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
As of and for the three months ended March 31, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$202	$170	5.0%	$624	$707	18.1%
B	110	118	3.5	683	599	15.3
C	199	424	12.4	—	—	—
All others, net of allowance (b)	3,321	2,705	79.1	1,975	2,610	66.6

Total	$3,832	$3,417	100.0%	$3,282	$3,916	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Accounts receivable balance includes unbilled amounts as March 31, 2007 and 2006 of $761,000 and $1.1 million, respectively.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. During the three months ended March 31, 2007 and 2006, the Company recorded a stock-based compensation charge in accordance with SFAS No. 123R of $56,000 and $205,000, respectively. Additionally, during the three months ended March 31, 2007 and 2006, the Company recorded a compensation charge of $23,000 and $275,000, respectively, related to the amortization of restricted stock grants.
The fair-value of stock based compensation is determined using the Black-Scholes valuation model, which is the same model the Company used previously for valuing stock based compensation awards for footnote disclosure purposes. The fair-value of stock based compensation is recognized over the requisite service period.

Foreign Currency Translation
We translate the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive loss on the condensed consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to our operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.
Contingencies
The Company records accruals for contingencies arising from claims, assessments, litigation, fines, and penalties and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
Accounting for Derivatives
We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, such as conversion and prepayment features are considered derivative instruments and are required by SFAS No. 133, to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. All derivatives, whether designated in hedging relationships or not, are recorded on the condensed consolidated balance sheet at fair value (See Note 5 for additional information regarding the Company’s outstanding derivatives).
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
During the three months ended March 31, 2007 and 2006, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.
As a result, potentially dilutive common shares of 2,583,738 and 3,869,399 as of March 31, 2007 and 2006, respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive.
Adoption of Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. An entity may apply SFAS No. 155 on an instrument-by-instrument basis to instruments that it holds at the date of adoption. The adoption of this statement did not have a material effect on our financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that we recognize, in our condensed consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The adoption of this statement did not have a material impact on our financial statements.

In June 2006, EITF issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007 and presents taxes on a net basis within our condensed consolidated financial statements. The adoption of this statement did not have a material impact on our financial statements.
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
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 was required to be adopted by the Company on January 1, 2007. The adoption of this FSP did not have a material impact on our financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value when we adopt SFAS 159 as of January 1, 2008.
(2) Liquidity
We believe that we will be able to finance our capital requirements and operations through, at least, May 31, 2008, assuming that (i) we are able to repay a portion of our senior secured convertible promissory notes in the aggregate principal amount of $6.6 million, as amended (the “Convertible Notes”), with our common stock as discussed below, (ii) the Convertible Notes and our senior subordinated discounted promissory (the “Discount Note”) are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.
As of March 31, 2007, we had cash and cash equivalents of $1.6 million. Under the terms of the Convertible Notes, we are required to maintain a cash and cash equivalents balance of at least $1.5 million. As of March 31, 2007, the outstanding payments to be made under the Convertible Notes are $1.2 million, plus interest, and the amount of each remaining monthly principal payment under the Convertible Notes is $292,500 from April 2007 through July 2007. As of March 31, 2007, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our recently amended Discount Note and interest payments of $165,000 are payable under the Discount Note quarterly until the maturity date. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended (at our sole discretion) from April 1, 2008 to September 30, 2008.
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
In May 2007, the Company entered in to an agreement with a third party that will allow them access to the source code and object code of a legacy software product. Under the agreement, we received $700,000 upon the execution of the agreement and will be paid $100,000 within sixty days and $200,000 within one year of the execution of the license agreement. The Company is in the process of evaluating the accounting for this transaction. This transaction will be recorded in the second quarter of 2007.

Under the terms of our Discount Note, we are prohibited from paying the monthly principal and interest payments under the Convertible Notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the Convertible Notes. In the past, we have typically made the monthly principal and interest payments under the Convertible Notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the Convertible Notes, the number of shares we can use to pay principal and interest under the Convertible Notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Convertible Notes in shares of common stock. If we cannot make principal and interest payments under the Convertible Notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 5 of the condensed consolidated financial statements).
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
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet the Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) did not meet the minimum bid price requirement pursuant to the rule, and (iii) that our stock will be delisted on April 5, 2007 unless we file an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel. We have received a hearing date of May 17, 2007. To the extent that we are delisted from Nasdaq, we believe that we will be able to list our shares on the OTC Bulletin Board. The listing of our shares on the OTC Bulletin Board will not preclude us from making future payments under the Convertible Notes in shares of our common stock.
If our common stock is delisted from The Nasdaq Capital Market for any reason for more than three business days, we are obligated to pay the holders of our Convertible Notes in cash an aggregate amount equal to 1.5% of the original principal amount of the Convertible Notes for the first calendar month and each additional calendar month after delisting until the Convertible Notes are no longer outstanding. Based on the original principal amount of the Convertible Notes, these monthly payments would be approximately $88,000.
There can be no assurance that our common stock will trade above $1.00 per share, that we will meet all of the listing criteria for The Nasdaq Capital Market, that we will prevail at the hearing before the Listing Qualifications Panel, or that our stock will remain listed.
There can be no assurance that we will be in compliance with the covenants under the Convertible Notes and the Discount Note, although, we were in compliance with the covenants under the Convertible Notes and the Discount Note as of March 31, 2007. The Convertible Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Convertible Notes or the Discount Note, the holders of the Convertible Notes and the Discount Note may declare us in default and may declare all amounts due under the notes.
(3) Detail of Certain Balance Sheet Accounts
Accounts receivable, net consists of the following balances (in thousands):

	March 31,	December 31,
	2007	2006
Accounts Receivable, trade	$3,069	$2,889
Unbilled accounts receivable	852	1,077
Retainage	8	8

	3,929	3,974
Less: allowance for doubtful accounts	(97)	(97)

	$3,832	$3,877

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

Property and equipment, net consists of the following balances (in thousands):

	March 31,	December 31,
	2007	2006
Software	$1,720	$1,720
Computer equipment	2,020	2,000
Office equipment and furniture	264	264
Leasehold improvements	890	890

	4,894	4,874
Less: accumulated depreciation and amortization	(4,064)	(3,954)

	$830	$920

From time to time, we enter into capital lease arrangements for property and equipment. As of March 31, 2007 and December 31, 2006, the gross amount included in computer equipment related to capital leases was $353,000. Accumulated amortization applicable to capital leases was $272,000 and $255,000 as of March 31, 2007 and December 31, 2006, respectively.
Depreciation and amortization related to property and equipment was $110,000 and $145,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization applicable to property and equipment under capital leases of $17,000 and $28,000 for the three months ended March 31, 2007 and 2006, respectively, are included in such expense.
Accounts payable and accrued expenses consist of the following balances (in thousands):

	March 31,	December 31,
	2007	2006
Accounts payable	$2,968	$2,908
Accrued taxes	719	788
Compensation and related costs	931	577
Commission due to sales chain partners	277	358
Professional fees	348	318
Derivative liabilities	110	229
Convertible and discount note interest	174	176
Financial printing	220	175
Other	207	169

	$5,954	$5,698

(4) Goodwill and Other Intangibles
Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or more frequently if certain indicators arise. Intangible assets with estimable useful lives are amortized over their respective useful lives to their estimated residual values, and reviewed for impairment.
In June 2006, based on our then current market capitalization, as well as other business indicators, we concluded that our goodwill balance was impaired and recorded an impairment charge of $9.9 million.
We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2006 and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and, therefore, no impairment charge was deemed necessary.

As of March 31, 2007 and April 30, 2007, the fair value (based on market capitalization) of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of March 31, 2007 and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
Long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at March 31, 2007.
The following table reflects the components of amortizable intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
March 31, 2007:
Acquired technology	$3,733	3,569	$164
Customer contracts and relationships	6,964	5,384	1,580
Non-compete agreements	251	174	77
Trademarks	11	11	—

	$10,959	$9,138	$1,821

December 31, 2006:
Acquired technology	$3,733	$3,431	$302
Customer contracts and relationships	6,958	5,162	1,796
Non-compete agreements	251	165	86
Trademarks	11	11	—

	$10,953	$8,769	$2,184

During the three months ended March 31, 2007 and 2006, we recognized $366,000 and $505,000, respectively, in intangible asset amortization expense.
(5) Long-term Debt, Convertible Notes, and Other Non-Current Liabilities
Long-term debt and convertible notes consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Capital leases	$96	$111
Senior secured convertible promissory notes	1,106	1,894
Senior subordinated discount notes	5,147	5,069
Other long-term liabilities	651	366

	7,000	7,440

Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(1,716)	(2,170)

Long-term debt, convertible notes, and other non-current liabilities	$5,284	$5,270

Senior Secured Convertible Promissory Notes
On August 16, 2005, Verticalnet and certain investors (the “Convertible Note Holders”) entered into a Note and Warrant Purchase Agreement, as amended, pursuant to which: (i) the Company issued and sold to the Convertible Note Holders certain Convertible Notes; and (ii) the Company issued Warrants, dated as of August 16, 2005 (each, a “Warrant”), to the Convertible Note Holders, to purchase shares of the Company’s common stock at an exercise price of $5.39 per share, as adjusted for the Company’s June 12, 2006 one-for-seven reverse stock split.

On May 15, 2006, the Company issued and sold to an investor (the “Discount Note Holder”) a Discount Note in the principal amount of $5.3 million. Pursuant to the Discount Note, if the Company was unable to obtain the consent of the holders of the Senior Notes Holders to permit the Company to grant the Discount Note Holder a subordinated lien and security interest in all of the Company’s assets and the assets of the Company’s subsidiaries (the “Security Interest”), the holder of the Discount Note could have declared the Discount Note due at any time after January 31, 2007. If, however, the Company obtained the consent of the Convertible Note Holders to grant the Security Interest on or before January 31, 2007, the scheduled maturity date of the Discount Note was November 18, 2007.
On December 19, 2006, the Company entered into a Consent, Waiver and Amendment No. 1 to Warrant (the “Consent Agreement”) with the remaining Convertible Note Holders. Pursuant to the Consent Agreement, the Company reduced the exercise price of each Warrant held by the remaining Convertible Note Holders from $5.39 per share to $0.88 per share, which was equal to the $0.80 closing price of the Company’s common stock on The Nasdaq Capital Market on December 19, 2006, plus 10% (the “Warrant Repricing”). In consideration for the Warrant Repricing, each of the remaining Convertible Note Holders granted their consent to permit the Company to grant the Security Interest to the Discount Note Holder. As a result, the Discount Note Holder no longer has the right under the Discount Note to declare the Discount Note due prior to its November 18, 2007 scheduled maturity date, unless an event of default occurs or the Company consummates a fundamental transaction, which is defined to include a sale of the Company. The Company recorded additional interest expense of $122,000 in 2006 due to the modification of the warrants.
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

On September 15, 2005, we filed a registration statement (the “2005 Registration Statement”) with the SEC that registered for resale the maximum number of shares of common stock we could issue, prior to obtaining the approval of our shareholders, for the payment of principal and interest on the Convertible Notes or upon conversion of the Convertible Notes. The 2005 Registration Statement also registered for resale the shares of common stock issuable upon exercise of the warrants. The 2005 Registration Statement was declared effective by the SEC on October 7, 2005. At our 2006 Annual Meeting of Shareholders held on May 19, 2006, our shareholders approved a proposal allowing us to issue an unlimited number of shares of common stock pursuant to the Convertible Notes. As a result, on July 14, 2006, we filed another registration statement (the “New Registration Statement”) registering for resale our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Convertible Notes or upon conversion of the Convertible Notes. On September 20, 2006, the New Registration Statement was declared effective by the SEC.
In February 2007, we filed a registration statement registering 2,500,000 shares of common stock for resale (the “2007 Registration Statement”), which was our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Convertible Notes or upon conversion of the Convertible Notes. The 2007 Registration Statement was declared effective in February 2007.
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
The Company has agreed with the Convertible Note Holders (i) that it will maintain at least $1.5 million in its bank accounts while the Convertible Notes are outstanding and (ii) that it will be restricted from issuing certain types of debt and equity instruments while the Convertible Notes are outstanding.
The conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of March 31, 2007, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $70,000 and $40,000, respectively. As of December 31, 2006, the derivative liabilities had a fair value of $119,000 and $110,000, for the conversion and prepayment feature and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a benefit of $119,000 and $507,000 during the three month ended March 31, 2007 and 2006, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.
The debt discount of $2.4 million is being accreted over the life of the Convertible Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. The Company recorded additional interest expense for the three months ended March 31, 2007 and 2006 of $153,000 and $427,000, respectively, related to this accretion. The unamortized debt discount at March 31, 2007 and December 31, 2006 was approximately $64,000 and $217,000, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Convertible Notes. The net balance of the deferred financing costs as of March 31, 2007 and December 31, 2006 was approximately $24,000 and $79,000, respectively. For the three months ended March 31, 2007 and 2006, the Company recorded $55,000 and $120,000, respectively, of interest expense related to the amortization of the deferred financing costs. At March 31, 2007 and December 31, 2006, $9,000 and $16,000, respectively, of accrued interest related to the Convertible Notes was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Based upon the terms of the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 1,320,132 and 277,874 shares of common stock during the three months ended March 31, 2007 and 2006, respectively, for the principal and interest payments. In April and May 2007, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 649,422 and 1,014,344 shares of common stock on April 2, 2007 and May 1, 2007, respectively. As of May 10, 2007, we had approximately 500,000 shares of common stock remaining available for issuance under the 2007 Registration Statement.
As of March 31, 2007, we are in compliance with the terms of the Convertible Notes.
Senior Subordinated Discount Note
On May 15, 2006, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “May Investor”). Under the terms of the Purchase Agreement, the May Investor agreed to loan the Company $4.0 million and the Company agreed to issue to the May Investor a Discount Note in the principal amount of $5.3 million. The difference between the loan amount and the principal amount has been recorded as a debt discount in the accompanying condensed consolidated balance sheet.
The transaction resulted in net proceeds to the Company of approximately $3.7 million, after deducting the offering costs and fees. The Company is using these proceeds for working capital and general corporate purposes, subject to certain exceptions and limitations set forth in the Purchase Agreement.
The debt discount of $1.5 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is April 1, 2008) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 19.1%. The Company recorded additional interest expense for the three months ended March 31, 2007 of $78,000, related to this amortization. The unamortized debt discount at March 31, 2007 and December 31, 2006 was approximately $353,000 and $431,000, respectively. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of March 31, 2007 and December 31, 2006 was approximately $50,000 and $55,000, respectively. The Company recorded $5,000 of interest expense related to the amortization of the deferred financing costs for the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, $165,000 and $160,000, respectively, of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.
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
As of March 31, 2007, we are in compliance with the terms of the Discount Note.

(6) Commitments and Contingencies
Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2007 (a)	$582	$66	$648
2008	564	38	602
2009	373	1	374
2010	365	—	365

	1,884	105	1,989

Less interest	—	(9)	(9)

Total	$1,884	$96	$1,980

(a)	Reflects amounts payable over the last nine months of 2007.
These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of March 31, 2007.
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
The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. These agreements provide for minimum salaries of $697,000 for the remainder of 2007. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $904,000.
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

On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. (“Jodek”) v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The Complaint alleged that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. On May 5, 2006, the Company was informed that its insurer was largely denying the Company’s claim for coverage under the Company’s directors and officers insurance policy (the “D&O Policy”). On August 11, 2006, the Company and Jodek entered into a Settlement Agreement (the “Settlement Agreement”), that provided for the settlement of the Jodek Case. Pursuant to the Settlement Agreement: (i) the settlement amount was fixed at $5,563,000; (ii) the Company agreed to pay the balance of its $500,000 retention obligation under the D&O Policy (less than $100,000) to the plaintiff (which amount has been paid); (iii) the Company agreed to prosecute an action, at the plaintiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iv) the plaintiff agreed to release the Company of all claims. Pursuant to the Settlement Agreement, the Company will only be required to pay the balance of the settlement amount ($5,563,000) if any of the Company’s claim is collected from the insurer to the extent of the amount collected; therefore, this amount is not recorded as a liability in the accompanying condensed consolidated balance sheet. On August 22, 2006, the U.S. District Court for the Eastern District of Pennsylvania entered an order approving the Settlement Agreement and entering it as an order of the Court. On September 22, 2006, in accordance with the Settlement Agreement, the Company instituted an action in the U.S. District Court for the Eastern District of Pennsylvania captioned Verticalnet, Inc. v. U.S. Specialty Insurance Company at Civil Action No. 06-4245 (the “Second Jodek Case”). Pursuant to the Settlement Agreement, the attorney representing the Company in the Second Jodek Case was selected by and is being paid for solely by Jodek.
On May 9, 2006, CombineNet, Inc. (“CombineNet”) and Verticalnet entered into a Settlement Agreement and Release (the “CombineNet Settlement Agreement”) that resolved certain litigation commenced by CombineNet. The CombineNet Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet’s technology through July 2006 in order to complete existing certain contracts; (iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNet’s CEDL technology. During the three months ended March 31, 2006, the Company recorded $722,000 in litigation and settlement costs for the CombineNet Settlement Agreement and related costs. As of March 31, 2007, the Company has paid $350,000 of the total settlement obligation, and has a remaining obligation of $300,000.
We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.
(8) Capital Stock
At March 31, 2007 and December 31, 2006, our amended and restated Articles of Incorporation provide us the authority to issue 21,428,571 shares of common stock and 10,000,000 shares of blank check preferred stock.
Stock Option Fair Value Information
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The expected life of options represents the period of time that options are expected to be outstanding. Starting in 2006, upon the adoption of SFAS No. 123R, the Company began using the simplified method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments, to recalculate expected life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
On January 30, 2007, the Company granted 16,477 shares in restricted stock awards to employees. The restricted stock grant vests on the one year anniversary from the date of grant.
During the three months ended March 31, 2007, the Company did not grant any stock options.

Stock-based Compensation Expense
Total stock-based compensation relating to stock option and restricted stock was recorded for the three months ended March 31, 2007 and 2006, respectively, to various operating expense categories as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$2	$114
Research and development	19	70
Sales and marketing	30	100
General and administrative	28	196

	$79	$480

The Company received $3,000 and $2,000 in cash for the exercise of restricted units during the three months ended March 31, 2007 and 2006, respectively. There were no exercises of stock options during the three months ended March 31, 2007 and 2006.
(9) Restructuring
During the three months ended March 31, 2007, there were no restructuring charges recorded.
During the three months ended March 31, 2006, we incurred additional net restructuring charges of $238,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at March 31, 2006 was $261,000. The Company completed all payments relating to this restructuring accrual by January 2007.
(10) Segment Information
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
Information regarding revenues for the three months ended March 31, 2007 and 2006 and long-lived assets (excluding goodwill and intangibles) in geographic areas as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Revenues:
United States	$2,655	$3,481
International	762	435

Total revenues	$3,417	$3,916

	March 31,	December 31,
	2007	2006
Long-lived Assets:
United States	$1,092	$1,300
International	29	36

	$1,121	$1,336

Revenues are allocated to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.

(11) Interest and Other Expense (Income), Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended
	March 31,
	2007	2006
Interest expense, net	$494	$640
Change in fair value of derivative liabilities	(119)	(507)
Transaction loss (gain)	6	21
Other expenses (income), net	1	(1)

	$382	$153

As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $110,000 and $229,000 as of March 31, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the accompanying condensed consolidated balance sheet. Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended March 31, 2007 and 2006, we recorded a non-cash benefit of $119,000 and $507,000, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the three months ended March 31, 2007 and 2006, we recorded $153,000 and $427,000, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Note and recorded as additional interest expense. During the three months ended March 31, 2007, we recorded $78,000 as interest expense related to this amortization.
During the three months ended March 31, 2007, the Company recorded $59,000 of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the three months ended March 31, 2006, the Company recorded $120,000 of interest expense related to the amortization of deferred financing costs related to the Convertible Notes.

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
Our software customers license our software pursuant to either a perpetual license or a time-based license. Our software is licensed by module, with our customers selecting from modules that include: Spend Manager, Program Manager, Negotiation Manager, Contract Manager, and Performance Manager. Verticalnet employs technical consultants to provide project management and training during software implementation. In addition to traditional software installation, training, and Application Service Provider (“ASP”) hosting, Verticalnet offers the majority of its software products in an “On-Demand” delivery model. On-Demand delivery enables our customers to pay a single annual fee that includes software license, maintenance, application hosting, and customer/community support. The Company believes that its On-Demand delivery model mitigates the software implementation costs for its customers, and reduces the obstacles to a successful supply management initiative.
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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 2 to our unaudited condensed consolidated financial statements for the three month period ending March 31, 2007 as set forth herein.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended
	March 31,
	2007	2006
Revenues:
Software and software related	45.6%	39.4%
Services	54.4%	60.6%

Total revenues	100.0%	100.0%

Cost of revenues:
Cost of software and software related	10.4%	15.3%
Cost of services	32.4%	42.2%
Amortization of acquired technology and customer contracts	7.3%	6.3%

Total cost of revenues	50.2%	63.8%

Gross profit	49.8%	36.2%

Operating expenses:
Research and development	28.8%	37.7%
Sales and marketing	39.2%	49.4%
General and administrative	40.7%	42.1%
Litigation and settlement costs	—	26.0%
Restructuring charges	—	6.1%
Amortization of other intangible assets	3.4%	6.6%

Total operating expenses	112.1%	167.9%

Operating loss	(62.2%)	(131.7%)

Interest and other expense (income), net	11.2%	3.9%

Net loss	(73.4%)	(135.6%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	March 31,
	2007			2006
		Dedicated			Dedicated
		Offshore			Offshore
	Employees	Consultants	Total	Employees	Consultants	Total
Cost of revenues	34	7	41	49	7	56
Research and development	20	18	38	28	29	57
Sales and marketing	24	—	24	31	—	31
General and administrative	15	1	16	23	—	23

Total	93	26	119	131	36	167

Revenues

	Three months ended
	March 31,		Difference
(in thousands)	2007	2006	$	%
Software and software related	$1,559	$1,541	$18	1.2%
Services	1,858	2,375	(517)	(21.8%)

Total revenues	$3,417	$3,916	$(499)	(12.7%)

Revenue Concentration
As of and for the three months ended March 31, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$202	$170	5.0%	$624	$707	18.1%
B	110	118	3.5	683	599	15.3
C	199	424	12.4	—	—	—
All others, net of allowance (b)	3,321	2,705	79.1	1,975	2,610	66.6

Total	$3,832	$3,417	100.0%	$3,282	$3,916	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Account receivable balance includes unbilled amounts as March 31, 2007 and 2006 of $761,000 and $1.1 million, respectively.
Software and software related revenues are comprised of software licenses, third party software reseller commissions, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.
Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our condensed consolidated financial statements. For our on-demand hosted term-based licensed solutions, the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term-based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a specified percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Service revenues are driven by a contract or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees revenue is recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized. To the extent that revenue preceeds cash flows or contractual billing terms, the amounts are included in unbilled accounts receivable.
As presented in the table above, the decrease in total revenues for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the decrease in revenues generated from our two largest customers in 2006, which represented $1.0 million of the decrease. This decrease was offset by a continuing increase in revenues from our core offerings. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle of the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regard to Customer A, we have experienced a decrease in revenue levels in 2007 and we expect the decrease to continue. Historically, revenues generated from Customer A have varied significantly by quarter. Customer C represents a large service engagement associated with a perpetual license that the Company entered into in the third quarter of 2006. We expect to recognize revenues from this engagement through the third quarter of 2007.
The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three months ended March 31, 2007, the Company recorded $138,000 in third party software reseller commissions (included in Customer C above), primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software. The Company did not record any third-party software reseller commissions during the three months ended March 31, 2006.

The Company continues to sign additional software and software related agreements. During the three months ended March 31, 2007, the Company entered into 6 new software and software related agreements with customers for a total value of $1.4 million compared to 8 new software and software related agreements for a total value of $1.3 million during the same period in 2006. However, as discussed above, under applicable accounting guidance we recognize the software revenues ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during the three months ended March 31, 2007.
Cost of Revenues

	Three months ended
	March 31,		Difference
(in thousands)	2007	2006	$	%
Cost of software and software related	$357	$598	$(241)	(40.3%)
Cost of services	1,107	1,652	(545)	(33.0%)
Amortization of acquired technology and customer contracts	250	247	3	1.2%

Total cost of revenues	$1,714	$2,497	$(783)	(31.4%)

As a result of our continuing cost saving efforts, we have been able to remove significant costs, specifically headcount related costs from our cost structure. During the remainder of 2007, we will continue to investigate opportunities to remove costs from our ongoing operations. We expect that our cost of revenues and operating costs will be at lower levels going forward compared to where they were previously.
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
Software and software related costs decreased by approximately $241,000 during the three months ended March 31, 2007 as compared to the same period in 2006. The decrease was primarily due to the reduction in the hosting costs, headcount related costs, off-shore resources, and stock based compensation of $113,000, $81,000, $34,000, and $14,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider. These decreases were offset by increases in other software and software related costs of $1,000 as compared to the same period in 2006.
Cost of Services
Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.
The decrease in service related costs during the three months ended March 31, 2007 was attributed to a reduction in headcount related costs, travel and entertainment costs, stock based compensation, and infrastructure costs of $339,000, $150,000, $98,000, and $43,000, respectively, as compared to the same period in 2006. These decreases were offset by increases third-party consulting and other service costs of $67,000 and $18,000, respectively, as compared to the same period in 2006.
Amortization of Acquired Technology and Customer Contracts
Amortization of acquired technology and customer contracts increased slightly for the three months ended March 31, 2007 as compared to the same period in 2006.

Operating Expenses

	Three months ended
	March 31,		Difference
(in thousands)	2007	2006	$	%
Research and development	$983	$1,475	$(492)	(33.4%)
Sales and marketing	1,340	1,935	(595)	(30.7%)
General and administrative	1,391	1,650	(259)	(15.7%)
Litigation and settlement costs	—	1,018	(1,018)	(100.0%)
Restructuring charges	—	238	(238)	(100.0%)
Amortization of other intangible assets	116	258	(142)	(55.0%)

Total operating expenses	$3,830	$6,574	$(2,744)	(41.7%)

Operating expenses, including cost of revenues, decreased to $5.5 million in the three months ended March 31, 2007 compared to $9.1 million in the three months ended March 31, 2006. The decrease in operating expenses is primarily attributable to an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006.
Research and Development
Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.
During the three months ended March 31, 2007, the decrease in research and development costs were primarily the result of the reduction in historical headcount related costs, off-shore resources, stock based compensation, and third-party consulting costs (other than off-shore development) of $270,000, $97,000, $51,000, and $41,000, respectively. These costs were further reduced by a decrease in software license costs, and other related costs of $18,000 and $15,000, respectively. The Company has taken many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.
As of March 31, 2007, the Company had a total of 38 people dedicated to development, which includes 18 dedicated offshore developers, compared to a total development headcount of 57, including 29 dedicated offshore developers as of March 31, 2006.
Sales and Marketing
Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.
There was a decrease in sales and marketing expenses for the three months ended March 31, 2007 as compared to the same period in 2006. Accounting for the decrease were decreases in historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, stock based compensation, infrastructure and other sales and marketing costs of $261,000, $154,000, $74,000, $70,000, $12,000 and $24,000, respectively. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.
General and Administrative
General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include directors and officers insurance, and audit, legal, and other professional fees.
The decrease in general and administrative expenses for the three months ended March 31, 2007 was primarily a result of stock based compensation, insurance costs, historical headcount costs, tax expense, travel and entertainment, and other general and administrative costs of $168,000, $53,000, $46,000, $38,000, $17,000 and $29,000, respectively, as compared to the same period in 2006. These costs were offset by an increase in infrastructure costs and professional fees of $61,000 and $31,000, as compared to the same period in 2006. These decreases are a result of the Company’s continuing commitment to control its costs.
Litigation and Settlement Costs
During the three months ended March 31, 2007, there were no litigation and settlement costs recorded.
During the three months ended March 31, 2006, the Company recorded $722,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company incurred litigation related expenses of $296,000 relating to the Jodek Case (see Note 7 to the condensed consolidated financial statements).

Restructuring Charges
During the three months ended March 31, 2007, there were no restructuring charges recorded.
During the three months ended March 31, 2006, we recorded $238,000 in restructuring charges in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.
Amortization of Other Intangible Assets
The decrease in amortization of other intangible assets during the three ended March 31, 2007 as compared to the same periods in 2006 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.
Interest and Other Expense (Income), Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended
	March 31,
	2007	2006
Interest expense, net	$494	$640
Change in fair value of derivative liabilities	(119)	(507)
Transaction loss (gain)	6	21
Other expenses (income), net	1	(1)

	$382	$153

As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $110,000 and $229,000 as of March 31, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the condensed consolidated balance sheet. Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended March 31, 2007 and 2006, we recorded a non-cash benefit of $119,000 and $507,000, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount will be amortized over the life of the notes and recorded as additional interest expense. During the three months ended March 31, 2007 and 2006, we recorded $153,000 and $427,000, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the note and recorded as additional interest expense. During the three months ended March 31, 2007, we recorded $78,000 as interest expense related to this amortization.
During the three months ended March 31, 2007, the Company recorded $59,000 of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the three months ended March 31, 2006, the Company recorded $120,000 of interest expense related to the amortization of deferred financing costs related to the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES
The following table highlights key financial measurements of the Company:

	March 31,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$1,586	$2,809
Accounts receivable, net	$3,832	$3,877
Working capital (deficit)	$(5,060)	$(4,160)
Current ratio	0.56	0.64
Deferred revenues	$4,864	$4,613
Total debt and other non-current liabilities, including current portion and derivative liabilities	$7,110	$7,669

	Three Months Ended March 31,
	2007	2006
Cash flow activities:
Net cash used in operating activities	$(838)	$(1,333)
Net cash provided by (used in) investing activities	(19)	53
Net cash used in financing activities	(367)	(133)
Historically, the Company has funded itself primarily through the sale of equity and debt instruments, as well as revenue from operations.
Operating activities
During the three months ended March 31, 2007, net cash used in operating activities was approximately $838,000 and was primarily a result of the net loss from operations of $2.5 million, offset by a $739,000 in other non-cash charges, an increase of $416,000 in accounts payable and accrued expenses, an increase in deferred revenues of $251,000, an increase of $220,000 in prepaid expenses and other assets, and an decrease of $45,000 in accounts receivable.
Investing activities
During the three months ended March 31, 2007, net cash used in investing activities was $19,000 solely due to capital expenditures.
Financing activities
We believe that we will be able to finance our capital requirements and operations through, at least, May 31, 2008, assuming that (i) we are able to repay a portion of the Convertible Notes with our common stock as discussed below, (ii) the Convertible Notes and Discount Note are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.
As of March 31, 2007, we had cash and cash equivalents of $1.6 million. Under the terms of the Convertible Notes, we are required to maintain a cash and cash equivalents balance of at least $1.5 million. As of March 31, 2007, the outstanding payments to be made under the Convertible Notes are $1.2 million, plus interest, and the amount of each remaining monthly principal payment under the Convertible Notes is $292,500 from April 2007 through July 2007. As of March 31, 2007, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our recently amended Discount Note and interest payments of $165,000 are payable under the Discount Note quarterly until the maturity date. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended (at our sole discretion) from April 1, 2008 to September 30, 2008.
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
In May 2007, the Company entered in to an agreement with a third party that will allow them access to the source code and object code of a legacy software product. Under the agreement, we received $700,000 upon the execution of the agreement and will be paid $100,000 within sixty days and $200,000 within one year of the execution of the license agreement. The Company is in the process of evaluating the accounting for this transaction. This transaction will be recorded in the second quarter of 2007.

Under the terms of our Discount Note, we are prohibited from paying the monthly principal and interest payments under the Convertible Notes in cash to the extent we can make such payments in shares of our common stock in accordance with the terms of the Convertible Notes. In the past, we have typically made the monthly principal and interest payments under the Convertible Notes in shares of our common stock, or a combination of cash and shares of our common stock. Under the terms of the Convertible Notes, the number of shares we can use to pay principal and interest under the Convertible Notes is subject to limitations based on the trading volume of our common stock. Recently, the price and the trading volume of our common stock has declined, and as a result, we have not been able to make the entire principal and interest payments under the Convertible Notes in shares of common stock. If we cannot make principal and interest payments under the Convertible Notes with shares of common stock, we will have to use our available cash to make such payments and, as a result, may need to accelerate our alternatives set forth above (see Note 5 of the condensed consolidated financial statements).
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
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet the Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) did not meet the minimum bid price requirement pursuant to the rule, and (iii) that our stock will be delisted on April 5, 2007 unless we file an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel. We have received a hearing date of May 17, 2007. To the extent that we are delisted from Nasdaq, we believe that we will be able to list our shares on the OTC Bulletin Board. The listing of our shares on the OTC Bulletin Board will not preclude us from making future payments under the Convertible Notes in shares of our common stock.
If our common stock is delisted from The Nasdaq Capital Market for any reason for more than three business days, we are obligated to pay the holders of our Convertible Notes in cash an aggregate amount equal to 1.5% of the original principal amount of the Convertible Notes for the first calendar month and each additional calendar month after delisting until the Convertible Notes are no longer outstanding. Based on the original principal amount of the Convertible Notes, these monthly payments would be approximately $88,000.
There can be no assurance that our common stock will trade above $1.00 per share, that we will meet all of the listing criteria for The Nasdaq Capital Market, that we will prevail at the hearing before the Listing Qualifications Panel, or that our stock will remain listed.
There can be no assurance that we will be in compliance with the covenants under the Convertible Notes and the Discount Note, although, we were in compliance with the covenants under the Convertible Notes and the Discount Note as of March 31, 2007. The Convertible Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Convertible Notes or the Discount Note, the holders of the Convertible Notes and the Discount Note may declare us in default and may declare all amounts due under the notes.

Contractual Commitments
The following table outlines future contractual commitments (see Note 2, 5, 6, and 7 to the condensed consolidated financial statements):
Expected Cash Payment by Period
(in thousands)

	2007(a)	2008	2009	2010	2011	Thereafter	Total
Senior secured convertible promissory notes (b)	$1,192	$—	$—	$—	$—	$—	$1,192
Senior subordinated discount notes (c)	495	5,830	—	—	—	—	6,325
Operating leases	582	564	373	365	—	—	1,884
Capital leases (d)	66	38	1	—	—	—	105
Liability settlement (e)	150	150	—	—	—	—	300
Tenant improvement loan (f)	8	7	—	—	—	—	15
Insurance financing (g)	368	—	—	—	—	—	368
Employment agreements (h)	697	—	—	—	—	—	697
Other obligations (i)	152	12	—	—	—	—	164

Total	$3,710	$6,601	$374	$365	$—	$—	$11,050

(a)	Reflects amounts payable over the last nine months of 2007.

(b)	Senior secured convertible promissory notes include future interest obligations.

(c)	Senior subordinated discount note include future interest obligations.

(d)	Capital lease balances include future interest obligations.

(e)	Liability settlement balances include future interest obligations.

(f)	Tenant improvement loan balances include future interest obligations.

(g)	Relates to insurance policy financing in 2007.

(h)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $904,000.

(i)	Relates to third-party hosting facilities and minimum offshore development resources commitments.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2007 and December 31, 2006, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the three months ended March 31, 2007 and 2006, approximately 22%, and 11%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.
Interest Rate Risk
Other than the Convertible Notes and the Discount Note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.2% at March 31, 2007. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.
Derivatives
On August 16, 2005, the Company issued the Convertible Notes to the Convertible Note Holders (see Note 5 to the condensed consolidated financial statements). The Convertible Notes are convertible into shares of Verticalnet’s common stock, at the option of the convertible note holders, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of March 31, 2007, 240,566 shares would be issuable if the convertible note holders elected to convert the remaining principal amount of the Convertible Notes and accrued interest. The Company also issued to the convertible note holders warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $0.88 per share. The warrants are exercisable after six months from the closing date of the Convertible Notes for a period of five years from the closing date. The term of the warrants can be extended by the convertible note holders for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the convertible note holders are not permitted to use the prospectus included in the registration statement for the resale of the shares.
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

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of March 31, 2007, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $70,000 and $40,000, respectively. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively.
Based upon the terms of the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 1,320,132 and 277,874 shares of common stock during the three months ended March 31, 2007 and 2006 for the principal and interest payments, respectively.
In April and May 2007, the Company made these payments with a combination of cash and its common stock and as a result, the Company has issued an additional 649,422 and 1,014,344 shares of common stock on April 2, 2007 and May 1, 2007, respectively.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2007 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Changes in internal controls. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information
Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.
Item 1. Legal Proceedings
There are no material changes from the legal proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2006 in Part II, Item 1 of Form 10-K.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Items 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the additional factors set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We will require additional capital to fund our operations and obligations.
We believe that we will be able to finance our capital requirements and operations through, at least, May 31, 2008, assuming that (i) we are able to repay a portion of our senior secured convertible promissory notes due July 2, 2007, which we refer to as the Convertible Notes, with our common stock as discussed below, (ii) the Convertible Notes and our $5.5 million senior subordinated discounted promissory notes, which we refer to as the Discount Note, are not declared in default within this timeframe, and (iii) our actual revenues and expenses are within our current projected estimates.
As of March 31, 2007, we had cash and cash equivalents of $1.6 million. Under the terms of our Convertible Notes, we are required to maintain a cash balance of at least $1.5 million. As of March 31, 2007, the outstanding payments to be made under the Convertible Notes are $1.2 million, plus interest, and the amount of each remaining monthly principal payments under the Convertible Notes is $292,500 from April 2007 through July 2007.
As of March 31, 2007, the outstanding principal amount of $5.5 million was due on April 1, 2008 under our amended Discount Note and interest payments of $165,000 are payable under the Discount Note quarterly until the maturity date. As of March 28, 2006, we entered into an agreement to further amend the Discount Note to give us the option to extend the stated maturity date of the Discount Note from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option and if we elect to exercise the option, the outstanding principal amount of the Discount Note will automatically increase by $575,000. Under the terms of the amended Discount Note, we are required to pay the Discount Note Holder an amount equal to 25% of the gross proceeds raised in any equity financing transaction completed while the Discount Note is outstanding, which amount will be applied as payment toward the then outstanding principal amount of the Discount Note. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a more detailed description of the amendments to the Discount Note.
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
In May 2007, the Company entered in to an agreement with a third party that will allow them access to the source code and object code of a legacy software product. Under the agreement, we received $700,000 upon the execution of the agreement and will be paid $100,000 within sixty days and $200,000 within one year of the execution of the license agreement. The Company is in the process of evaluating the accounting for this transaction. This transaction will be recorded in the second quarter of 2007.
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
In February 2007, our registration statement registering 2,500,000 shares of common stock for resale was declared effective, which was our estimate of the number of shares of common stock issuable as payment for the remaining principal and interest payments on the Convertible Notes or upon conversion of the Convertible Notes. We may also be required to make monthly principal and interest payments on the Convertible Notes in cash instead of shares of common stock if this registration statement later ceases to remain effective or if the number of shares of common stock registered there under is not sufficient to make such payments. As of May 10, 2007, we had approximately 500,000 shares of common stock remaining available for issuance under the registration statement that was declared effective in February 2007 for payments on the convertible notes.
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
Our Convertible Notes and Discount Note allow the holders thereof to require us to prepay the notes upon the occurrence of various events of default, such as the failure to list our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or our receiving a qualification from our auditors as to our ability to continue as a “going concern.” The Convertible Notes and the Discount Note contain cross-default provisions, which means that a default under either instrument results in a default under the other instrument. If we are unable to comply with the covenants under the Convertible Notes or the Discount Note, the holders of the Convertible Notes and the Discount Note may declare us in default and may declare all amounts due under the notes, including any accrued interest and penalties. There can be no assurance that we will be in compliance with the covenants under the Convertible Notes and the Discount Note, although, we were in compliance with the covenants under the Convertible Notes and the Discount Note as of March 31, 2007.
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

We generate a significant portion of our revenues and accounts receivable from certain customers.
For the three months ended March 31, 2007, our three largest customer accounted for $712,000 of 20.9% of our total revenues. During the same period in 2006, these same customers accounted for $1.3 million or 33.4% of our total revenues.
As of March 31, 2007, these three customers accounted for $511,000 or 13.3% of our accounts receivable balance, of which $249,000 has been collected as of May 1, 2007. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.
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
On March 27, 2007, we received written notification, or the second notice, from Nasdaq that the staff had determined that we did not regain compliance with the rule and that we were not eligible for an additional 180 day compliance period because we did not meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). Specifically, we did not meet The Nasdaq Capital Market initial listing criteria of (i) having shareholders’ equity of at least $5 million, having a market value of listed securities of at least $50 million or having net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and (ii) having a market value of listed securities of at least $5 million. The second notice stated that as a result our stock will be delisted on April 5, 2007, unless we requested an appeal of the staff’s determination to a Nasdaq Listing Qualifications Panel by April 3, 2007. On April 2, 2007, we requested an appeal of the staff’s determination to delist our securities to a Nasdaq Listing Qualifications Panel. We have received a hearing date of May 17, 2007.
There can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
(a) None.
(b) None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ
Name:	Nathanael V. Lentz
President and Chief Executive Officer
Date: May 15, 2007
By:	/s/ JONATHAN T. COHEN
Name:	Jonathan T. Cohen
Vice President and
Chief Accounting Officer
(principal financial and accounting officer)
Date: May 15, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.