Form 10-Q
period 2007-06-30
VERTICALNET INC
filed 2007-08-14
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 10, 2007 was 12,912,905.

VERTICALNET, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

ii

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
VERTICALNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,238	$2,809
Accounts receivable, net	4,386	3,877
Prepaid expenses and other current assets	1,291	778

Total current assets	6,915	7,464

Property and equipment, net	738	920
Goodwill	9,743	9,709
Other intangible assets, net	1,495	2,184
Other assets	242	416

Total assets	$19,133	$20,693

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$6,196	$2,170
Accounts payable and accrued expenses	5,641	5,698
Deferred revenues	3,735	3,756

Total current liabilities	15,572	11,624

Warrant liabilities	3,500	—
Non-current portion of deferred revenues	875	857
Long-term debt and other non-current liabilities	82	5,270

Total liabilities	20,029	17,751

Redeemable Series B convertible preferred stock	90	—
Commitments and contingencies (see Notes 2, 5, 6, 7 and 8)

Shareholders’ equity (deficit):
Preferred stock $.01 par value, 10,000,000 shares authorized, 8,700,000 designated as Series B shares issued at June 30, 2007 and none issued at December 31, 2006	—	—
Common stock $.01 par value, 21,428,571 shares authorized at June 30, 2007 and December 31, 2006, 12,408,515 shares issued at June 30, 2007 and 9,372,685 shares issued at December 31, 2006	124	94
Additional paid-in capital	1,231,905	1,230,501
Accumulated other comprehensive (loss) income	12	(33)
Accumulated deficit	(1,232,222)	(1,226,815)

	(181)	3,747
Treasury stock at cost, 9,377 shares at June 30, 2007 and December 31, 2006	(805)	(805)

Total shareholders’ equity	(986)	2,942

Total liabilities and shareholders’ equity	$19,133	$20,693

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Software and software related	$1,660	$1,890	$3,219	$3,431
Services	1,756	2,295	3,614	4,670

Total revenues	3,416	4,185	6,833	8,101

Cost of revenues:
Cost of software and software related	351	575	708	1,173
Cost of services	1,167	1,432	2,274	3,084
Amortization of acquired technology and customer contracts	250	249	500	496

Total cost of revenues	1,768	2,256	3,482	4,753

Gross profit	1,648	1,929	3,351	3,348

Operating expenses:
Research and development	1,004	1,398	1,987	2,873
Sales and marketing	1,292	1,899	2,632	3,834
General and administrative	978	1,688	2,369	3,338
Litigation and settlement costs	—	8	—	1,026
Restructuring charges (reversals)	—	(22)	—	216
Impairment charge for goodwill	—	9,877	—	9,877
Amortization of other intangible assets	86	201	202	459

Total operating expenses	3,360	15,049	7,190	21,623

Operating loss	(1,712)	(13,120)	(3,839)	(18,275)
Interest and other expense, net	1,149	191	1,531	344

Net loss	(2,861)	(13,311)	5,370)	(18,619)
Preferred stock dividends	37	—	37	—

Net loss applicable to common shareholders	$(2,898)	$(13,311)	$(5,407)	$(18,619)

Basic and diluted loss per common share	$(0.24)	$(1.75)	$(0.48)	$(2.52)

Basic and diluted weighted average common shares outstanding	12,083	7,597	11,202	7,389

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(5,407)	$(18,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914	1,232
Stock-based compensation	124	1,064
Impairment of goodwill	—	9,877
Accretion of promissory notes and non-cash interest	402	1,043
Change in the fair value of derivative liabilities	(159)	(1,201)
Change in fair value of warrant liabilities	1,590	—
Amortization of deferred financing costs	99	256
Preferred stock dividends	37	—
Other non-cash items	—	9
Change in assets and liabilities, net:
Accounts receivable	(509)	(189)
Prepaid expenses and other assets	141	317
Accounts payable and accrued expenses	194	1,738
Deferred revenues	(3)	675

Net cash used in operating activities	(2,577)	(3,798)

Investing activities:
Capital expenditures	(29)	(66)
Acquisitions related payments	—	(57)
Restricted cash	—	155

Net cash provided by (used in) investing activities	(29)	32

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(919)	(342)
Proceeds from issuance of senior subordinated discount note, net	—	3,677
Proceeds from issuance of preferred stock, net	1,954	—
Proceeds from exercise of restricted stock units	3	8

Net cash provided by financing activities	1,038	3,343

Effect of exchange rate fluctuation on cash and cash equivalents	(3)	20

Net decrease in cash and cash equivalents	(1,571)	(403)
Cash and cash equivalents — beginning of period	2,809	4,576

Cash and cash equivalents — end of period	$1,238	$4,173

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$393	$129
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$1,307	$2,063
Financed insurance policies	570	663
Capital expenditures financed through capital lease arrangements	—	42
See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY DEFICIT (UNAUDITED)
(in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Equity
Balance, December 31, 2006	9,373	$94	$1,230,501	$(33)	$(1,226,815)	$(805)	$2,942

Exercise of stock options, non-vested stock, and restricted units	33	—	3	—	—	—	3
Conversion of and payments on senior convertible promissory notes and accrued interest into / with common stock (Note 5)	2,987	30	1,277	—	—	—	1,307
Issuance of non-vested stock	16	—	—	—	—	—	—
Stock-based compensation expense	—	—	124	—	—	—	124
Net loss	—	—	—	—	(5,407)	—	(5,407)
Other comprehensive income	—	—	—	45	—	—	45

Balance, June 30, 2007 (unaudited)	12,409	$124	$1,231,905	$12	$(1,232,222)	$(805)	$(986)

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(2,898)	$(13,311)	$(5,407)	$(18,619)
Foreign currency translation adjustment	42	165	45	203

Comprehensive loss	$(2,856)	$(13,146)	$(5,362)	$(18,416)

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and accordingly the financial statements do not include any adjustments(see Note 2).
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

Cash and Cash Equivalents
Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $632,000 and $228,000 at June 30, 2007 and December 31, 2006, respectively.
Restricted Cash
Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At June 30, 2007 and December 31, 2006, we had approximately $156,000 of restricted cash classified as other non-current assets on the condensed consolidated balance sheet. In August 2007 the Company entered into a cancellation agreement with the landlord of the leased New York City office space that the certificates of deposit was held pursuant to a building lease agreement. As a result of the cancellation agreement the landlord retained $125,000 of the restricted cash with the balance being returned to the Company (see Note 13).
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
As of June 30, 2007 and July 31, 2007, the fair value of the Company (based on market capitalization) was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of June 30, 2007, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
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
Financial Instruments
We have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of June 30, 2007 and December 31, 2006, our financial instruments included cash equivalents, accounts receivable, accounts payable, capital leases, derivative and other liabilities, convertible notes and a discount note. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, and the discount note are a reasonable estimate of their fair market values at June 30, 2007 and December 31, 2006 due to the short maturities of such items. The Company believes that the fair values of the capital leases, discount note, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006.
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
The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and six months ended June 30, 2007, the Company recorded $67,000 and $205,000, respectively, in third party software reseller commissions. During the three and six months ended June 30, 2006, the Company recorded $324,000 in third party software reseller commissions. These third party software reseller commissions were primarily a result of our relationship with IBM in the United Kingdom and the sale of their software.
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
As of and for the six months ended June 30, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$177	$345	5.0%	$365	$1,220	15.1%
B	108	429	6.3	274	1,036	12.8
All others, net of allowance (b)	4,101	6,059	88.7	4,738	5,845	72.2

Total	$4,386	$6,833	100.0%	$5,377	$8,101	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Total includes unbilled amounts as of June 30, 2007 and 2006 of $809,000 and $481,000, respectively.
Revenues from the same customers for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007		2006
		% of Total		% of Total
Customer	Revenues	Revenues	Revenues	Revenues
A	$175	5.1%	$513	12.3%
B	311	9.1	437	10.4
All others	2,930	85.8	3,235	77.3

Total	$3,416	100.0%	$4,185	100.0%

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

During the three months ended June 30, 2007 and 2006, the Company recorded a stock-based compensation charge in accordance with SFAS No. 123R of $32,000 and $180,000, respectively, for the issuance of stock options. Additionally, during the three months ended June 30, 2007 and 2006, the Company recorded a compensation charge of $13,000 and $404,000, respectively, related to the amortization of restricted stock grants.
During the six months ended June 30, 2007 and 2006, the Company recorded a stock-based compensation charge in accordance with SFAS No. 123R of $88,000 and $385,000, respectively, for the issuance of stock options. Additionally, during the six months ended June 30, 2007 and 2006, the Company recorded a compensation charge of $36,000 and $679,000, respectively, related to the amortization of restricted stock grants.
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
During the three and six months ended June 30, 2007 and 2006, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.
As a result, potentially dilutive common shares of 2,321,247 and 3,421,830 as of June 30, 2007 and 2006, respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive.
Adoption of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Tax Positions, (“FIN 48”) to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 required that we recognize, in our condensed consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The adoption of this statement did not have a material impact on our financial statements.

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
(2) Liquidity
Due to our lower than expected billings for the first six months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result, we have begun to reduce and expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note ( the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note. In the near term, we expect to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of August 1, 2007 was $0.25 per share, may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.
We are also considering other strategic alternatives which may include a sale of all or part of the Company. However, no assurance can be given that if we explore strategic alternatives we will enter into any definitive agreements or be able to complete a proposed transaction. In addition, no assurances can be given that if we complete a strategic transaction such transaction will result in our shareholders receiving value equal to or greater than our current share price.

As of June 30, 2007, the outstanding principal amount of $5.5 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. As of July 31, 2007, the outstanding balance under this Discount Note was $5.3 million. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders. . In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of June 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.
On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.
The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount note as well as interest under both notes. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.
On September 27, 2006, we received written notification, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), (the “Rule”). We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the Rule.
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet The Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) we did not meet the minimum bid price requirement pursuant to the Rule, and (iii) that our stock would be delisted on April 5, 2007, unless we filed an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel (the “Panel”). On May 17, 2007, we met with the Panel to present our plan to regain compliance with Nasdaq’s listing requirements. The plan included a request for a grace period in which we would seek shareholder approval for a reverse stock split and time for us to complete a planned equity financing.
On May 23, 2007, we received an additional notification from Nasdaq that our common stock is subject to delisting from The Nasdaq Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3), which requires us to maintain a minimum shareholders’ equity of $2.5 million. The notification stated that this matter would serve as an additional basis for delisting our securities from The Nasdaq Capital Market. We were given an opportunity to respond to the Panel regarding this notification and did so on May 30, 2007.
On July 5, 2007, we received a notification from Nasdaq that the Panel granted our request for continued listing, subject to our complying with three principal conditions. First, on or before August 15, 2007, we must inform the Panel that our shareholders have approved a reverse stock split. Second, on or before August 16, 2007, we must disclose, on Form 8-K, pro forma financial statements evidencing shareholders’ equity of at least $2.5 million which disclosure should include a discussion of the accounting treatment of our recent issued Series B Preferred Stock, and whether our shareholders approved a conversion feature for the Series B Preferred Stock. Finally, on or before August 29, 2007, our common stock must have evidenced a closing bid price of at least $1.00 for the ten previous consecutive trading days. In order to fully comply with the terms of these conditions, we must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. If we are unable to do so, our securities may be suspended from The Nasdaq Stock Market.
Our Annual Shareholders Meeting is scheduled for August 15, 2007, at which time we expect to receive shareholder approval of a reverse stock split of our outstanding common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10 and shareholder approval to issue shares of our common stock upon conversion of our Series B Preferred Stock in an aggregate amount exceeding 19.99% of our outstanding shares of common stock. With these approvals, we expect to file a Form 8-K on or before August 16, 2007 disclosing our receipt of these shareholder approvals and pro forma financial statements evidencing shareholders’ equity of at least $2.5 million. As a result, we expect to satisfy the first two conditions Nasdaq requires for our continued listing on The Nasdaq Capital Market.

With respect to the condition that on or before August 29, 2007 our common stock evidence a closing bid price of at least $1.00 for the ten previous consecutive trading days, we expect that our board of directors will authorize a reverse stock split immediately following the receipt of shareholder approval. As a result, we expect that the immediate effect of the reverse stock split will be to reduce the number of shares of our outstanding common stock and increase the trading price of our common stock. However, we cannot predict the effect of any reverse stock split upon the market price of our common stock, and the history of reverse stock splits for companies in similar circumstances sometimes improves stock performance and sometimes does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock or that the trading price would remain above $1.00 per share as required by the Nasdaq. The trading price of our common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.
In addition, no assurance can be given that we will be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market, or that our stock will remain listed. To the extent that we are delisted from The Nasdaq Capital Market, we believe that we will be able to list our shares on the OTC Bulletin Board. If our securities are delisted from The Nasdaq Capital Market, the liquidity for our securities could be adversely effected and our ability to raise additional capital would be impaired.
(3) Detail of Certain Balance Sheet Accounts
Accounts receivable, net consists of the following balances (in thousands):

	June 30,	December 31,
	2007	2006
Accounts Receivable, trade	$3,674	$2,889
Unbilled accounts receivable	809	1,077
Retainage	—	8

	4,483	3,974
Less: allowance for doubtful accounts	(97)	(97)

	$4,386	$3,877

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
Property and equipment, net consists of the following balances (in thousands):

	June 30,	December 31,
	2007	2006
Software	$1,720	$1,720
Computer equipment	2,032	2,000
Office equipment and furniture	264	264
Leasehold improvements	890	890

	4,906	4,874
Less: accumulated depreciation and amortization	(4,168)	(3,954)

	$738	$920

From time to time, we enter into capital lease arrangements for property and equipment. As of June 30, 2007 and December 31, 2006, the gross amount included in computer equipment related to capital leases was $353,000. Accumulated amortization applicable to capital leases was $289,000 and $255,000 as of June 30, 2007 and December 31, 2006, respectively.

Depreciation and amortization related to property and equipment was $102,000 and $132,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization applicable to property and equipment under capital leases of $17,000 and $25,000 for the three months ended June 30, 2007 and 2006, respectively, are included in such expense.
Depreciation and amortization related to property and equipment was $212,000 and $277,000 for the six months ended June 30, 2007 and 2006, respectively. Amortization applicable to property and equipment under capital leases of $34,000 and $53,000 for the six months ended June 30, 2007 and 2006, respectively, are included in such expense.
Accounts payable and accrued expenses consist of the following balances (in thousands):

	June 30,	December 31,
	2007	2006
Accounts payable	$3,449	$2,908
Accrued taxes	677	788
Compensation and related costs	394	577
Professional fees	308	318
Financial printing	255	175
Convertible and discount note interest	188	176
Commission due to sales chain partners	143	358
Derivative liabilities	70	229
Other	179	169

	$5,663	$5,698

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
As of June 30, 2007 and July 31, 2007, the fair value (based on market capitalization) of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of June 30, 2007 and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
Long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at June 30, 2007.

The following table reflects the components of amortizable intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
June 30, 2007:
Acquired technology	$3,736	3,709	$27
Customer contracts and relationships	6,983	5,580	1,403
Non-compete agreements	252	187	65
Trademarks	12	12	—

	$10,983	$9,488	$1,495

December 31, 2006:
Acquired technology	$3,733	$3,431	$302
Customer contracts and relationships	6,958	5,162	1,796
Non-compete agreements	251	165	86
Trademarks	11	11	—

	$10,953	$8,769	$2,184

During the three months ended June 30, 2007 and 2006, we recognized $336,000 and $450,000, respectively, in intangible asset amortization expense.
During the six months ended June 30, 2007 and 2006, we recognized $702,000 and $955,000, respectively, in intangible asset amortization expense.
(5) Long-term Debt, Convertible Notes, and Other Non-Current Liabilities
Long-term debt and convertible notes consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Capital leases	$78	$111
Senior secured convertible promissory notes	293	1,894
Senior subordinated discount notes	5,229	5,069
Other long-term liabilites	678	366

	6,278	7,440

Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(6,196)	(2,170)

Long-term debt, convertible notes, and other non-current liabilities	$82	$5,270

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
The Convertible Notes mature on July 2, 2007 (the “Maturity Date”) and accrue interest at 9% per annum from the issue date. Interest is payable monthly, in arrears, beginning December 2005 until the earlier of the Maturity Date or the date of conversion (the “Conversion Date”). Monthly principal payments of $330,000 commenced in December 2005 and are payable thereafter on the first business day of each month through July 2007 or the Conversion Date, whichever is sooner. As a result of several conversions during 2005 and 2006, the monthly principal payment has been reduced to approximately $292,500. At the Company’s discretion, the Company may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Convertible Notes, including the maximum amount of shares issued in a month cannot exceed 20% of the total dollar volume of the shares trading activity, as defined. The conversion price used for payments of principal and interest in shares of common stock will be equal to the Conversion Price if the average price of the Company’s stock is at least 115% of the Conversion Price. If the average price of the Company’s stock is not at least 115% of the Conversion Price, the conversion price used for payments of principal and interest in shares of common stock will be equal to 85% of the average of the five lowest daily volume weighted average prices of the Company’s common stock for the ten trading days before the date the Company elects to pay in shares of common stock. Upon the occurrence of certain events as set forth in the Convertible Notes, the Convertible Note Holders may require the Company to prepay the Convertible Notes at 110% of the remaining principal amount of the Convertible Notes or redeem the Convertible Notes and under certain events, the related warrants at the then fair value determined by the related agreement.
The conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of June 30, 2007, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $20,000 and $50,000, respectively. As of December 31, 2006, the derivative liabilities had a fair value of $119,000 and $110,000, for the conversion and prepayment feature and the warrants, respectively. The aggregate change in fair value of these derivatives decreased and accordingly, the Company recognized a benefit of $40,000 and $694,000 during the three months ended June 30, 2007 and 2006, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations. The Company recognized a benefit of $159,000 and $1.2 million during the six months ended June 30, 2007 and 2006, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.

The debt discount of $2.4 million is being accreted over the life of the Convertible Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. The Company recorded additional interest expense for the three months ended June 30, 2007 and 2006 of $64,000 and $371,000, respectively, related to this accretion. The Company recorded additional interest expense for the six months ended June 30, 2007 and 2006 of $217,000 and $798,000, respectively, related to this accretion. The unamortized debt discount at June 30, 2007 and December 31, 2006 was $0 and $217,000, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Convertible Notes. The net balance of the deferred financing costs as of June 30, 2007 and December 31, 2006 was $0 and $79,000, respectively. For the three months ended June 30, 2007 and 2006, the Company recorded $24,000 and $111,000, respectively, of interest expense related to the amortization of the deferred financing costs. For the six months ended June 30, 2007 and 2006, the Company recorded $79,000 and $231,000, respectively, of interest expense related to the amortization of the deferred financing costs. At June 30, 2007 and December 31, 2006, $2,000 and $16,000, respectively, of accrued interest related to the Convertible Notes was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.
Based upon the terms of the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 2,987,211 and 702,127 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, for the principal and interest payments.
On July 2, 2007, the Company made the final payment under the Note and Warrant Purchase Agreement, as amended, with a combination of cash and its common stock and as a result, the Company paid $78,014 in cash and issued 504,390 shares of common stock. After this final payment, there were no remaining shares of common stock available for issuance under the 2007 Registration Statement.
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
The debt discount of $1.5 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is April 1, 2008) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 19.1%. The Company recorded additional interest expense for the three months ended June 30, 2007 and 2006 of $82,000 and $222,000, respectively, related to this amortization. The Company recorded additional interest expense for the six months ended June 30, 2007 and 2006 of $160,000 and $222,000, respectively, related to this amortization. The unamortized debt discount at June 30, 2007 and December 31, 2006 was approximately $271,000 and $431,000, respectively. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of June 30, 2007 and December 31, 2006 was approximately $42,000 and $55,000, respectively. The Company recorded $7,000 and $25,000 of interest expense related to the amortization of the deferred financing costs for the three months ended June 30, 2007 and 2006, respectively. The Company recorded $12,000 and $25,000 of interest expense related to the amortization of the deferred financing costs for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, $165,000 and $160,000, respectively, of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.
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

As of June 30, 2007, we are in compliance with the terms of the Discount Note.
(6) Series B Preferred Stock
On June 1, 2007, Verticalnet, Inc. (the “Company”) entered into a Share and Warrant Purchase Agreement (“Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock (the “Preferred Stock”) for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in cash and $600,000 of debt loaned to the Company in early May that automatically converted into the Preferred Stock on a dollar-for-dollar basis.
The Preferred Stock accrues interest at a rate of 12% per annum, payable in additional shares of Preferred Stock, and is subject to redemption at each Investor’s discretion after 24 months. Pursuant to the Purchase Agreement, the Company agreed to seek shareholder approval at its next annual meeting of shareholders of certain proposals (the “Proposals”), including proposals to enable all the Preferred Stock to be convertible into shares of the Company’s common stock and to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock by at least 35,000,000 shares. Under the terms of the Proposals, Investors would be entitled to convert their shares of Preferred Stock into shares of common shares on a one-for-one basis, subject to adjustment in the event that the Company failed to enter into a subsequent financing transaction in which the Company receives gross proceeds of at least $6,000,000, when combined with the gross process received by the Company under the Purchase Agreement.
Upon receiving shareholder approval of the Proposals: (i) the Company will issue the Investors warrants to purchase 4,350,000 shares of common stock with an exercise price per share equal to the closing bid price on the day prior to closing under the Purchase Agreement and warrants to purchase 4,350,000 shares of common stock with an exercise price per share equal to $0.70; (ii) all accrued interest on the Preferred Stock will be deemed paid in full; (iii) the shares of Preferred Stock will cease to accrue interest thereafter; and (iv) the redemption feature on the shares of Preferred Stock will be eliminated.
In the event that the shareholders do not approve the Proposals: (i) a portion of the Preferred Stock will be convertible into 2,480,605 shares of the Company’s common stock, which represents 19.9% of the Company’s outstanding common stock on the day prior to the closing date of the Purchase Agreement; (ii) with respect to those shares of Preferred Stock not entitled to be converted into shares of the Company’s common stock, the redemption feature will be retained and the interest rate for such shares will increase at a rate of 25% per annum, payable in additional shares of Preferred Stock; and (iii) the Company will issue the Investors warrants to purchase approximately 27.0 million shares of the Company’s common stock at an exercise price equal to the closing bid price on the day prior to the next annual shareholders meeting.
In addition, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Preferred Stock and upon exercise of the warrants to be issued in the transaction (the “Registration Statement”). Pursuant to the Registration Rights Agreement, the Company agreed that in the event that either the Company fails to file the Registration Statement on a timely basis or the Registration Statement is not declared effective within 120 days after the applicable filing date, the Company will pay to each Investor an amount equal to 1% of such Investor’s purchase price for the Preferred Stock for each month during which the Registration Statement has either not been filed or is not effective, as applicable.
The transaction resulted in net proceeds to the Company of approximately $1.95 million after deducting the estimated offering costs and fees. The Company intends to use the proceeds of the transaction for working capital, the repayment of its final two payments of senior secured convertible notes, and the partial repayment of the Company’s subordinated discount note.

In connection with the Series B Preferred Stock issuance, the Company will issue a minimum of 8,700,000 warrants. These warrants were valued at the date of issuance at $1,735,650. These warrants are accounted for as a liability due to the existence of certain provisions in this instrument. Changes in the fair value of this derivative liability are recorded in the consolidated statement of operations. As of June 30, 2007, the fair value of these warrants was $3,182,132, resulting in other expense of $1,446,482 during the three months ended June 30, 2007. The warrants have the following terms: 4,350,000 warrants are exercisable at an exercise price of $.33 per share, and 4,350,000 warrants are exercisable at an exercise price of $.70 per share. The warrants are exercisable after August 16, 2007 and have a 5 year term.

The Company incurred costs of $386,824, consisting of cash and warrants issued to the placement agent. The placement agent received 870,000 warrants with 435,000 of the warrants exercisable at $.33 per share and 435,000 of the warrants exercisable at $.70 per share. These warrants are accounted for as a derivative liability due to the existence of certain provisions in this instrument. Changes in the fair value of this derivative liability are recorded in the consolidated statement of operations. As of June 30, 2007 the fair value of these warrants was $317,550, resulting in other expense of $143,984 during the three months ended June 30, 2007.

The Company recorded dividends at 12% for the three months ended June 30, 2007 in the amount of $20,737, and accretion of issuance costs of $16,118.

(7) Commitments and Contingencies
Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2007 (a)	$385	$45	$430
2008	564	38	602
2009	373	1	374
2010	365	—	365

	1,687	84	1,771
Less interest	—	(6)	(6)

Total	$1,687	$78	$1,765

(a)	Reflects amounts payable over the last six months of 2007.
These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of June 30, 2007.
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
The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. These agreements provide for minimum salaries of $490,000 for the remainder of 2007, $385,000 for 2008, and $160,000 for a portion of 2009. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $904,000.
On July 24, 2007, Verticalnet, Inc. (the “Company”) entered into a Second Amendment to the employment agreement of Nathanael Lentz, the Company’s President and Chief Executive Officer (the “Amendment”). The Amendment, as approved by the Compensation Committee of Company’s Board of Directors on or about June 1, 2007, amended the employment agreement between the Company and Mr. Lentz dated December 23, 2002, as amended (the “Employment Agreement”).
As previously disclosed, on June 1, 2007, the Company entered into that certain Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), whereby the Company sold certain Class B Preferred Stock to the Investors. As a condition to entering into the Purchase Agreement, the Investors requested that Mr. Lentz and the Company agree to amend the Employment Agreement to provide (i) that Mr. Lentz’s salary be reduced to $300,000 and (ii) that the Employment Agreement have a term of two years from the closing of the Series B Preferred Stock financing.
Prior to the Amendment, the Employment Agreement provided that (i) the initial term of the agreement was 2 years after the effective date of November 12, 2002 and that the term would renew for successive a one-year renewal terms thereafter, and (ii) the initial salary paid to Mr. Lentz would be $350,000 and that Mr. Lentz’s salary would never be less than the initial salary. At the time of the Amendment, Mr. Lentz’s annual salary was $385,000.
The Amendment provides that effective July 1, 2007, (i) the Employment Term shall extend to June 1, 2009 and that the term would renew for successive one-year renewal terms thereafter; and (ii) Mr. Lentz’s salary shall be $300,000, but that for purposes of the calculation of any bonus paid to Mr. Lentz or for the calculation of any severance due to Mr. Lentz, Mr. Lentz’s salary shall be deemed to be the greater of $385,000 or Mr. Lentz’s then current salary.
The Amendment also provides that (i) upon the closing of a Subsequent Financing (as defined in the Purchase Agreement), Mr. Lentz salary shall be $385,000; and (ii) upon the closing of a Subsequent Financing or a Change of Control of the Company (as defined in the Employment Agreement), the Company shall pay Mr. Lentz the difference between (a) the portion of the salary received by Mr. Lentz during the period between July 1, 2007 and the closing of the Subsequent Financing or Change in Control of the Company, and (b) the portion of salary Mr. Lentz would have received if the salary had been $385,000 during such period.

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
On September 30, 2004, the Company was served with a complaint (the “Complaint”) filed against the Company and several of its former officers and directors in the U.S. District Court for the Eastern District of Pennsylvania in an action captioned Jodek Charitable Trust, R.A., Individually and as Assignee of Zvi Schreiber, LLC et al. (“Jodek”) v. Vertical Net Inc., et al., C.A. No. 04-4455 (“Jodek Case”). The Complaint alleged that, with regards to the issuance of the Company’s stock to the plaintiff’s predecessors in interest in connection with the Company’s acquisition of Tradeum, Inc. in March 2000, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. On May 5, 2006, the Company was informed that its insurer was largely denying the Company’s claim for coverage under the Company’s directors and officers insurance policy (the “D&O Policy”). On August 11, 2006, the Company and Jodek entered into a Settlement Agreement (the “Settlement Agreement”), that provided for the settlement of the Jodek Case. Pursuant to the Settlement Agreement: (i) the settlement amount was fixed at $5,563,000; (ii) the Company agreed to pay the balance of its $500,000 retention obligation under the D&O Policy (less than $100,000) to the plaintiff (which amount has been paid); (iii) the Company agreed to prosecute an action, at the plaintiff’s expense, against the Company’s insurer to require the insurer to pay the balance of the settlement amount for the benefit of plaintiff; and (iv) the plaintiff agreed to release the Company of all claims. Pursuant to the Settlement Agreement, the Company will only be required to pay the balance of the settlement amount ($5,563,000) if any of the Company’s claim is paid by the insurer to the Company and then, only to the extent of the amount paid; therefore, this amount is not recorded as a liability in the accompanying condensed consolidated balance sheet. On August 22, 2006, the U.S. District Court for the Eastern District of Pennsylvania entered an order approving the Settlement Agreement and entering it as an order of the Court. On September 22, 2006, in accordance with the Settlement Agreement, the Company instituted an action in the U.S. District Court for the Eastern District of Pennsylvania captioned Verticalnet, Inc. v. U.S. Specialty Insurance Company (“U.S. Specialty”) at Civil Action No. 06-4245 (the “Second Jodek Case”). Pursuant to the Settlement Agreement, the attorney representing the Company in the Second Jodek Case was selected by and is being paid for solely by Jodek.
On June 22, 2007, the parties to the Second Jodek Case entered into a Settlement Agreement and Release whereby (i) U.S. Specialty agreed to pay $3,500,000 directly to Jodek, (ii) the Company received a release of all claims from U.S. Specialty, and (iii) the Company released U.S. Specialty. The Company did not receive any proceeds from the settlement of the Second Jodek Case. The Second Jodek Case was dismissed by Order of the Court on June 14, 2007.
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

(iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNet’s CEDL technology. During the six months ended June 30, 2006, the Company recorded $730,000 in litigation and settlement costs for the CombineNet Settlement Agreement and related costs. As of June 30, 2007, the Company has paid $400,000 of the total settlement obligation, and has a remaining obligation of $250,000.
We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.
(9) Capital Stock
At June 30, 2007 and December 31, 2006, our amended and restated Articles of Incorporation provide us the authority to issue 21,428,571 shares of common stock and 10,000,000 shares of blank check preferred stock.
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
On January 30, 2007, the Company granted 16,477 shares of restricted stock awards to employees. The fair market value at the time of grant was $11,000. The restricted stock grant vests on the one year anniversary from the date of grant. During the six months ended June 30, 2007, the Company did not grant any stock options.
Stock-based Compensation Expense
Total stock-based compensation relating to stock option and restricted stock was recorded for the three and six months ended June 30, 2007 and 2006, respectively, to various operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$8	$100	$10	$214
Research and development	11	68	30	138
Sales and marketing	17	142	47	242
General and administrative	9	274	37	470

	$45	$584	$124	$1,064

There were no exercises of restricted units during the three months ended June 30, 2007. The Company received $6,000 in cash for the exercise of restricted units during the three months ended June 30, 2006. The Company received $3,000 and $8,000 in cash for the exercise of restricted units during the six months ended June 30, 2007 and 2006, respectively. There were no exercises of stock options during the three and six months ended June 30, 2007 and 2006.
(10) Restructuring
During the six months ended June 30, 2007, there were no restructuring charges recorded.
During the six months ended June 30, 2006, we incurred additional net restructuring charges of $238,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at June 30, 2006 was $112,000. The Company completed all payments relating to this restructuring accrual by January 2007.

(11) Segment Information
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
Information regarding revenues for the three and six months ended June 30, 2007 and 2006 and long-lived assets (excluding goodwill and intangibles) in geographic areas as of June 30, 2007 and December 31, 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
United States	$2,756	$3,403	$5,412	$6,884
International	660	782	1,421	1,217

Total revenues	$3,416	$4,185	$6,833	$8,101

	June 30,	December 31,
	2007	2006
Long-lived Assets:
United States	$1,177	$1,300
International	17	36

	$1,194	$1,336

Revenues are allocated to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.
(12) Interest and Other Expense, Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense, net	$375	$868	$869	$1,508
Perpetual licensing transaction	(777)	—	(777)	—
Change in fair value of derivative liabilities	(40)	(694)	(159)	(1,201)
Change in fair value of warrant liabilities	1,590	—	1,590	—
Transaction loss	1	17	7	38
Other expenses (income), net	—	—	1	(1)

	$1,149	$191	$1,531	$344

During the second quarter of 2007, the Company entered into an agreement with a third party, which allowed the third party access to the source code and object code to a Company’s legacy software platform, and provided access to other customers with the possibility of assigning their existing contracts for up to $1,000,000. As part of the transaction, Verticalnet granted the customer an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid-up, right and license of a legacy software, in both source code and object code forms. It was determined that the transaction did not satisfy the definition of revenue but was a sale of assets. Therefore, the Company recorded this transaction as part of interest and other (income) expense, net.

Upon assignment of the Existing Agreements, the third party shall assume full relationship and contractual responsibility for each Customer account covered by each such Existing Agreement, including maintenance of production environments, customer support, hosting, Updates of the Licensed Software and all other obligations of Verticalnet set forth in the Existing Agreements. The third party will be responsible for all hardware and third party software costs required to create necessary environments required for development, deployment, testing and production environments. Prior to the assignment of the Existing Agreements, Verticalnet shall continue to provide all maintenance of production environments, customer support, hosting, Updates of the Licensed Software and all other obligations of Verticalnet set forth in the Existing Agreements. For those customer contracts that are assigned Verticalnet will be entitled to 80% of future contract billings and up to 50% of the first year billings on any renewals.

As a result of certain features contained in our Series B Preferred Stock and related warrants, we were required under U.S. generally accepted accounting principles to record warrant liabilities, which have an aggregate fair value of $3.5 million as of June 30, 2007, and are recorded as part of warrant liabilities within non- current liabilities on the accompanying condensed consolidated balance sheet. Each quarter, we are required to revalue the warrants and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three and six months ended June 30, 2007, we recorded non-cash charge of $1.6 million. Changes in the fair value of the warrant liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of warrant liabilities in the condensed consolidated statement of operations. The fair value of the warrant liabilities are directly affected by the change in the market value of our stock.

As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $70,000 and $229,000 as of June 30, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the accompanying condensed consolidated balance sheet. Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended June 30, 2007 and 2006, we recorded a non-cash benefit of $40,000 and $694,000, respectively. During the six months ended June 30, 2007 and 2006, we recorded a non-cash benefit of $159,000 and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the three months ended June 30, 2007 and 2006, we recorded $64,000 and $371,000, respectively, as interest expense related to this amortization. During the six months ended June 30, 2007 and 2006, we recorded $217,000 and $798,000, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Note and recorded as additional interest expense. During the three months ended June 30, 2007 and 2006, we recorded $82,000 and $222,000, respectively, as interest expense related to this amortization. During the six months ended June 30, 2007 and 2006, we recorded $160,000 and $220,000, respectively, as interest expense related to this amortization.
During the three months ended June 30, 2007 and 2006, the Company recorded $32,000 and $136,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the six months ended June 30, 2007 and 2006, the Company recorded $91,000 and $256,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note.
(13) Subsequent Event
On August 6, 2007, the Company and 261 Fifth Avenue TIC Owner LLC and Normandy 261 5th Ave, LLC (collectively, the “Landlord”) entered into a Cancellation Agreement (the “Cancellation Agreement”). The Cancellation Agreement terminated the Agreement of Lease (the “Lease”) entered into with respect to certain office space leased by the Company in New York, New York (the “Premises”). The Lease was entered into in August 2000 by Tigris Corp. and was transferred to the Company when it acquired Tigris Corp. in January 2004. The expiration date of the Lease was originally December 31, 2010.
The Cancellation Agreement provides, among other things, that the Company is released from all remaining obligations under the Lease, including all remaining financial obligations of approximately $997,000, in exchange for the Company’s (i) surrender of the Premises and all furniture located therein on July 6, 2007 to the Landlord; (ii) payment to the Landlord of $48,766, representing the rent and electric charges for the months of July and August 2007, which payment was made on July 5, 2007; and (iii) payment to the Landlord of $125,000, representing liquidated damages for the cancellation of the Lease. The payment of $125,000 was offset against the Company’s security deposit of $155,380 held by the Landlord, and the balance of the security deposit in the amount of $30,380 will be refunded to the Company.
In May 2006, the Company engaged the services of Newmark Knight Frank as a broker to seek either a sublease or surrender of the Lease. Upon payment of the $30,380 to be refunded to the Company by the Landlord, the Company will pay Newmark the amount of $48,982 in satisfaction of all amounts owed for its services.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six month period ending June 30, 2007 as set forth herein.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Software and software related	48.6%	45.2%	47.1%	42.4%
Services	51.4%	54.8%	52.9%	57.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	10.3%	13.7%	10.4%	14.5%
Cost of services	34.2%	34.2%	33.3%	38.1%
Amortization of acquired technology and customer contracts	7.3%	5.9%	7.3%	6.1%

Total cost of revenues	51.8%	53.9%	51.0%	58.7%

Gross profit	48.2%	46.1%	49.0%	41.3%

Operating expenses:
Research and development	29.4%	33.4%	29.1%	35.5%
Sales and marketing	37.8%	45.4%	38.5%	47.3%
General and administrative	28.6%	40.3%	34.7%	41.2%
Litigation and settlement costs	—	0.2%	—	12.7%
Restructuring charges (reversals)	—	(0.5%)	—	2.7%
Impairment charge for goodwill	—	236.0%	—	121.9%
Amortization of other intangible assets	2.5%	4.8%	3.0%	5.7%

Total operating expenses	98.4%	359.6%	105.2%	266.9%

Operating loss	(50.1%)	(313.5%)	(56.2%)	(225.6%)

Interest and other expense, net	33.6%	4.6%	22.4%	4.2%

Net loss	(83.6%)	(318.1%)	(78.6%)	(229.8%)
Preferred stock dividends	1.1%	—	0.6%	—

Net loss applicable to common shareholders	(84.8%)	(318.1%)	(79.1%)	(229.8%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	June 30,
	2007			2006
		Dedicated			Dedicated
		Offshore			Offshore
	Employees	Consultants	Total	Employees	Consultants	Total
Cost of revenues	29	9	38	38	5	43
Research and development	18	15	33	25	22	47
Sales and marketing	22	—	22	26	—	26
General and administrative	15	—	15	20	—	20

Total	84	24	108	109	27	136

     Revenues

	Three months ended				Six months ended
	June 30,		Difference		June 30,		Difference
(in thousands)	2007	2006	$	%	2007	2006	$	%
Software and software related	$1,660	$1,890	$(230)	(12.2%)	$3,219	$3,431	$(212)	(6.2%)
Services	1,756	2,295	(539)	(23.5%)	3,614	4,670	(1,056)	(22.6%)

Total revenues	$3,416	$4,185	$(769)	(18.4%)	$6,833	$8,101	$(1,268)	(15.7%)

Revenue Concentration
As of and for the six months ended June 30, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$177	$345	5.0%	$365	$1,220	15.1%
B	108	429	6.3	274	1,036	12.8
All others, net of allowance (b)	4,101	6,059	88.7	4,738	5,845	72.2

Total	$4,386	$6,833	100.0%	$5,377	$8,101	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Total includes unbilled amounts as of June 30, 2007 and 2006 of $809,000 and $467,000, respectively.
Revenues from the same customer for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007		2006
		% of Total		% of Total
Customer	Revenues	Revenues	Revenues	Revenues
A	$175	5.1%	$513	12.3%
B	311	9.1	437	10.4
All others, net of allowance (b)	2,930	85.8	3,235	77.3

Total	$3,416	100.0%	$4,185	100.0%

Software and software related revenues are comprised of software licenses, third party software reseller commissions, hosting, and maintenance revenues. Services revenues represent revenue derived from consulting services.
Due to the different accounting treatment of our revenue streams under applicable accounting guidance, each type of revenue has a different impact on our condensed consolidated financial statements. For our on-demand hosted term-based licensed solutions, the prices are generally fixed for a specific period of time, and revenue is recognized ratably over the term. Therefore, a hosted term-based license will result in significantly lower current-period revenue than an equal-sized perpetual license, but with higher revenue recognized in future periods. Similarly, maintenance fees are generally fixed for a specific period of time, and revenue is recognized ratably over the maintenance term. Maintenance contracts are typically entered into when new software licenses are purchased, at a specified percentage of the software license fee. In addition, most of our customers renew their maintenance contracts annually to continue receiving product updates and product support. Service revenues are driven by a contract or statement of work, in which the fees may be fixed for specific services to be provided over time or billed on a time and materials basis. Like subscription and maintenance fees, service fees revenue is recognized over the course of the fixed time or project period. As a result, cash flows from these licenses and or services will precede revenue recognition and are included in deferred revenue until they are recognized. To the extent that revenue precedes cash flows or contractual billing terms, the amounts are included in unbilled accounts receivable.
As presented in the table above, the decrease in total revenues for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the decrease in revenues generated from our two largest customers in 2006, which decreased by approximately $1.5 million. This decrease was offset by a continuing increase in revenues from our core offerings. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle of the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regard to Customer A, we have experienced a decrease in revenue levels in 2007 and we expect the decrease to continue. Historically, revenues generated from Customer A have varied significantly by quarter.

The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and six months ended June 30, 2007, the Company recorded $67,000 and $205,000, respectively, in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software. During the three and six months ended June 30, 2006, the Company recorded $324,000 in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software.
The Company continues to sign additional software and software related agreements. During the three months ended June 30, 2007, the Company entered into 4 new software and software related agreements with customers for a total value of $1.1 million compared to 8 new software and software related agreements for a total value of $855,000 during the same period in 2006. During the six months ended June 30, 2007, the Company entered into 10 new software and software related agreements with customers for a total value of $2.5 million compared to 16 new software and software related agreements for a total value of $2.2 million during the same period in 2006. However, as discussed above, under applicable accounting guidance we recognize the software revenues ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during the three and six months ended June 30, 2007.
Since the second quarter of 2006 the Company has seen a decrease in billings, excluding perpetual source code licenses. Total billings for the second quarter were $4.0 million, which includes $700,000 associated with the sale of a perpetual source code license, compared to $4.9 million for the same period in 2006. For the six months ended June 30, 2007 the Company billings, excluding billings for perpetual source code licenses, were $6.7 million compared to $8.9 million for the same period in 2006.
The decrease in billings, excluding perpetual source code licenses, are a result of the decrease in billings to our two largest customers, the change in customer billings terns and the challenge we face in closing term base licenses due to customer concerns around financial viability.
Cost of Revenues

	Three months ended				Six months ended
	June 30,		Difference		June 30,		Difference
(in thousands)	2007	2006	$	%	2007	2006	$	%
Cost of software and software related	$351	$575	$(224)	(39.0%)	$708	$1,173	$(465)	(39.6%)
Cost of services	1,167	1,432	(265)	(18.5%)	2,274	3,084	(810)	(26.3%)
Amortization of acquired technology and customer contracts	250	249	1	0.4%	500	496	4	0.8%

Total cost of revenues	$1,768	$2,256	$(488)	(21.6%)	$3,482	$4,753	$(1,271)	(26.7%)

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
Software and software related costs decreased by approximately $224,000 during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily due to the reduction in hosting costs, headcount related costs, off-shore resources, and stock based compensation of $113,000, $47,000, $35,000, and $29,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider.
Software and software related costs decreased by approximately $465,000 during the six months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily due to the reduction in hosting costs, headcount related costs, off-shore resources, and stock based compensation of $226,000, $128,000, $68,000, and $43,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider.

Cost of Services
Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.
The decrease in service related costs during the three months ended June 30, 2007 was attributed to a reduction in headcount related costs, travel and entertainment costs, stock based compensation, and infrastructure costs of $213,000, $98,000, $62,000, and $47,000, respectively, as compared to the same period in 2006. These decreases were offset by increases third-party consulting and other service costs of $131,000 and $24,000, respectively, as compared to the same period in 2006.
The decrease in service related costs during the six months ended June 30, 2007 was attributed to a reduction in headcount related costs, travel and entertainment costs, stock based compensation, and infrastructure costs of $552,000, $248,000, $160,000, and $90,000, respectively, as compared to the same period in 2006. These decreases were offset by increases third-party consulting and other service costs of $198,000 and $42,000, respectively, as compared to the same period in 2006.
Amortization of Acquired Technology and Customer Contracts
Amortization of acquired technology and customer contracts increased slightly for the three and six months ended June 30, 2007 as compared to the same period in 2006.
Operating Expenses

	Three months ended				Six months ended
	June 30,		Difference		June 30,		Difference
(in thousands)	2007	2006	$	%	2007	2006	$	%
Research and development	$1,004	$1,398	$(394)	(28.2%)	$1,987	$2,873	$(886)	(30.8%)
Sales and marketing	1,292	1,899	(607)	(32.0%)	2,632	3,834	(1,202)	(31.4%)
General and administrative	978	1,688	(710)	(42.1%)	2,369	3,338	(969)	(29.0%)
Litigation and settlement costs	—	8	(8)	(100.0%)	—	1,026	(1,026)	(100.0%)
Restructuring charges (reversals)	—	(22)	22	(100.0%)	—	216	(216)	(100.0%)
Impairment charges for goodwill and other intangible assets	—	9,877	(9,877)	(100.0%)	—	9,877	(9,877)	(100.0%)
Amortization of other intangible assets	86	201	(115)	(57.2%)	202	459	(257)	(56.0%)

Total operating expenses	$3,360	$15,049	$(11,689)	(77.7%)	$7,190	$21,623	$(14,433)	(66.7%)

Operating expenses, including cost of revenues, decreased to $5.1 million in the three months ended June 30, 2007 compared to $17.3 million in the three months ended June 30, 2006. The decrease in operating expenses is primarily attributable to an impairment charge for goodwill of $9.9 million and an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006.
Operating expenses, including cost of revenues, decreased to $10.7 million in the six months ended June 30, 2007 compared to $26.4 million in the six months ended June 30, 2006. The decrease in operating expenses is primarily attributable to the elimination of litigation and settlement costs and restructuring charges, an impairment charge for goodwill of $9.9 million, and an overall decline in operating costs due to the cost cutting measures initiated in 2005 and 2006.
Research and Development
Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.
During the three months ended June 30, 2007, the decrease in research and development costs were primarily the result of the reduction in historical headcount related costs, third-party consulting costs (other than off-shore development), stock based compensation, and off-shore resources of $131,000, $124,000, $57,000, and $37,000, respectively. These costs were further reduced by a decrease in other related costs and software license costs of $22,000 and $23,000, respectively. The Company has taken many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.
During the six months ended June 30, 2007, the decrease in research and development costs were primarily the result of the reduction in historical headcount related costs, third-party consulting costs (other than off-shore development), off-shore resources, and stock based compensation of $401,000, $165,000, $134,000, and $108,000, respectively. These costs were further reduced by a decrease in software license costs, and other related costs of $40,000 and $38,000, respectively. The Company has taken many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.
As of June 30, 2007, the Company had a total of 33 people dedicated to development, which includes 15 dedicated offshore developers, compared to a total development headcount of 47, including 22 dedicated offshore developers as of June 30, 2006.

Sales and Marketing
Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.
There was a decrease in sales and marketing expenses for the three months ended June 30, 2007 as compared to the same period in 2006. Accounting for the decrease were decreases in historical headcount related costs, stock based compensation, marketing expenses, such as advertising, public relations, and trade show costs, travel and entertainment costs, infrastructure and other sales and marketing costs of $259,000, $125,000, $114,000, $44,000, $41,000 and $24,000, respectively. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.
There was a decrease in sales and marketing expenses for the six months ended June 30, 2007 as compared to the same period in 2006. Accounting for the decrease were decreases in historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, stock based compensation, travel and entertainment costs, infrastructure and other sales and marketing costs of $520,000, $268,000, $195,000, $118,000, $53,000 and $48,000, respectively. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.
General and Administrative
General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include directors and officers insurance, and audit, legal, and other professional fees.
The decrease in general and administrative expenses for the three months ended June 30, 2007 was primarily a result of historical headcount costs, stock based compensation, professional fees, tax expense, insurance costs, travel and entertainment, and other general and administrative costs of $324,000, $265,000, $65,000, $32,000, $28,000, $3,000 and $27,000, respectively, as compared to the same period in 2006. These costs were offset by an increase in infrastructure costs of $34,000 as compared to the same period in 2006. These decreases are a result of the Company’s continuing commitment to control its costs.
The decrease in general and administrative expenses for the six months ended June 30, 2007 was primarily a result of stock based compensation, historical headcount costs, insurance costs, tax expense, travel and entertainment, professional fees, and other general and administrative costs of $433,000, $370,000, $81,000, $70,000, $34,000, $20,000, and $56,000, respectively, as compared to the same period in 2006. These costs were offset by an increase in infrastructure costs of $95,000 as compared to the same period in 2006. These decreases are a result of the Company’s continuing commitment to control its costs.
Litigation and Settlement Costs
During the three and six months ended June 30, 2007, there were no litigation and settlement costs recorded.
During the three months ended June 30, 2006, the Company recorded $8,000 of general litigation expenses. For the six months ended June 30, 2006, the Company recorded $730,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company incurred litigation related expenses of $296,000 relating to the Jodek Case (see Note 8 to the condensed consolidated financial statements).
Restructuring Charges
During the three and six months ended June 30, 2007, there were no restructuring charges recorded.
During the three months ended June 30, 2006, we reversed $22,000 of the $238,000 restructuring charges previously recorded during the three months ended March 31, 2006. These restructuring charges were recorded in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

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
As of June 30, 2007 and July 31, 2007, the fair value of the Company (based on market capitalization) was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of June 30, 2007, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
Amortization of Other Intangible Assets
The decrease in amortization of other intangible assets during the three and six month ended June 30, 2007 as compared to the same periods in 2006 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.
Interest and Other Expense, Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense, net	$375	$868	$869	$1,508
Perpetual licensing transaction	(777)	—	(777)	—
Change in fair value of derivative liabilities	(40)	(694)	(159)	(1,201)
Change in fair value of warrant liabilities	1,590	—	1,590
Transaction loss	1	17	7	38
Other expenses (income), net	—	—	1	(1)

	$1,149	$191	$1,531	$344

During the second quarter of 2007, the Company entered into an agreement with a third party, which allowed the third party access to the source code and object code to a Company’s legacy software platform, and provided access to other customers with the possibility of assigning their existing contracts for up to $1,000,000. As part of the transaction, Verticalnet granted the customer an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid-up, right and license of a legacy software, in both source code and object code forms. It was determined that the transaction did not satisfy the definition of revenue but was a sale of assets. Therefore, the Company recorded this transaction as part of interest and other (income) expense, net.
Upon assignment of the Existing Agreements, the third party shall assume full relationship and contractual responsibility for each Customer account covered by each such Existing Agreement, including maintenance of production environments, customer support, hosting, Updates of the Licensed Software and all other obligations of Verticalnet set forth in the Existing Agreements. The third party will be responsible for all hardware and third party software costs required to create necessary environments required for development, deployment, testing and production environments. Prior to the assignment of the Existing Agreements, Verticalnet shall continue to provide all maintenance of production environments, customer support, hosting, Updates of the Licensed Software and all other obligations of Verticalnet set forth in the Existing Agreements. For those customer contracts that are assigned Verticalnet will be entitled to 80% of future contract billings and up to 50% of the first year billings on any renewals.

As a result of certain features contained in our Series B Preferred Stock and related warrants, we were required under U.S. generally accepted accounting principles to record warrant liabilities, which have an aggregate fair value of $3.5 million as of June 30, 2007, and are recorded as part of warrant liabilities within non- current liabilities on the accompanying condensed consolidated balance sheet. Each quarter, we are required to revalue the warrants and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three and six months ended June 30, 2007, we recorded non-cash charge of $1.6 million. Changes in the fair value of the warrant liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of warrant liabilities in the condensed consolidated statement of operations. The fair value of the warrant liabilities are directly affected by the change in the market value of our stock.

As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $70,000 and $229,000 as of June 30, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the accompanying condensed consolidated balance sheet. Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended June 30, 2007 and 2006, we recorded a non-cash benefit of $40,000 and $694,000, respectively. During the six months ended June 30, 2007 and 2006, we recorded a non-cash benefit of $159,000 and $1.2 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the three months ended June 30, 2007 and 2006, we recorded $64,000 and $371,000, respectively, as interest expense related to this amortization. During the six months ended June 30, 2007 and 2006, we recorded $217,000 and $798,000, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Note and recorded as additional interest expense. During the three months ended June 30, 2007 and 2006, we recorded $82,000 and $222,000, respectively, as interest expense related to this amortization. During the six months ended June 30, 2007 and 2006, we recorded $160,000 and $220,000, respectively, as interest expense related to this amortization.
During the three months ended June 30, 2007 and 2006, the Company recorded $32,000 and $136,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the six months ended June 30, 2007 and 2006, the Company recorded $91,000 and $256,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note.

LIQUIDITY AND CAPITAL RESOURCES
The following table highlights key financial measurements of the Company:

	June 30,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$1,238	$2,809
Accounts receivable, net	$4,386	$3,877
Working capital (deficit)	$(8,657)	$(4,160)
Current ratio	0.44	0.64
Deferred revenues	$4,610	$4,613
Total debt and other non-current liabilities, including current portion and derivative liabilities	$6,348	$7,669

	Six Months Ended June 30,
	2007	2006
Cash flow activities:
Net cash used in operating activities	$(2,577)	$(3,798)
Net cash provided by (used in) investing activities	(29)	32
Net cash provided by financing activities	1,038	3,343
Historically, the Company has funded itself primarily through the sale of equity and debt instruments, as well as revenue from operations.
Operating activities
During the six months ended June 30, 2007, net cash used in operating activities was approximately $2.6 million and was primarily a result of the net loss from operations of $5.4 million, offset by a $3.3 million in other non-cash charges, an increase of $194,000 in accounts payable and accrued expenses, an increase of $509,000 in accounts receivable, a decrease in deferred revenues of $3,000, and a decrease of $141,000 in prepaid expenses and other assets.
Investing activities
During the six months ended June 30, 2007, net cash used in investing activities was $29,000 solely due to capital expenditures.
Financing activities
Due to our lower than expected billings for the first six months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result, we have begun to reduce and expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note ( the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note. In the near term, we expect to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of August 1, 2007 was $0.25 per share, may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.

We are also considering other strategic alternatives which may include a sale of all or part of the Company. However, no assurance can be given that if we explore strategic alternatives we will enter into any definitive agreements or be able to complete a proposed transaction. In addition, no assurances can be given that if we complete a strategic transaction such transaction will result in our shareholders receiving value equal to or greater than our current share price.
As of June 30, 2007, the outstanding principal amount of $5.5 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. As of July 31, 2007, the outstanding balance under this Discount Note was $5.3 million. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders.         . In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of June 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.
On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.
The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount note as well as interest under both notes. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.
On September 27, 2006, we received written notification, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), (the “Rule”). We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the Rule.
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet The Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) we did not meet the minimum bid price requirement pursuant to the Rule, and (iii) that our stock would be delisted on April 5, 2007, unless we filed an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel (the “Panel”). On May 17, 2007, we met with the Panel to present our plan to regain compliance with Nasdaq’s listing requirements. The plan included a request for a grace period in which we would seek shareholder approval for a reverse stock split and time for us to complete a planned equity financing.
On May 23, 2007, we received an additional notification from Nasdaq that our common stock is subject to delisting from The Nasdaq Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3), which requires us to maintain a minimum shareholders’ equity of $2.5 million. The notification stated that this matter would serve as an additional basis for delisting our securities from The Nasdaq Capital Market. We were given an opportunity to respond to the Panel regarding this notification and did so on May 30, 2007.
On July 5, 2007, we received a notification from Nasdaq that the Panel granted our request for continued listing, subject to our complying with three principal conditions. First, on or before August 15, 2007, we must inform the Panel that our shareholders have approved a reverse stock split. Second, on or before August 16, 2007, we must disclose, on Form 8-K, pro forma financial statements evidencing shareholders’ equity of at least $2.5 million which disclosure should include a discussion of the accounting treatment of our recent issued Series B Preferred Stock, and whether our shareholders approved a conversion feature for the Series B Preferred Stock. Finally, on or before August 29, 2007, our common stock must have evidenced a closing bid price of at least $1.00 for the ten previous consecutive trading days. In order to fully comply with the terms of these conditions, we must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. If we are unable to do so, our securities may be suspended from The Nasdaq Stock Market.
Our Annual Shareholders Meeting is scheduled for August 15, 2007, at which time we expect to receive shareholder approval of a reverse stock split of our outstanding common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10 and shareholder approval to issue shares of our common stock upon conversion of our Series B Preferred Stock in an aggregate amount exceeding 19.99% of our outstanding shares of common stock. With these approvals, we expect to file a Form 8-K on or before August 16, 2007 disclosing our receipt of these shareholder approvals and pro forma financial statements evidencing shareholders’ equity of at least $2.5 million. As a result, we expect to satisfy the first two conditions Nasdaq requires for our continued listing on The Nasdaq Capital Market.

With respect to the condition that on or before August 29, 2007 our common stock evidence a closing bid price of at least $1.00 for the ten previous consecutive trading days, we expect that our board of directors will authorize a reverse stock split immediately following the receipt of shareholder approval. As a result, we expect that the immediate effect of the reverse stock split will be to reduce the number of shares of our outstanding common stock and increase the trading price of our common stock. However, we cannot predict the effect of any reverse stock split upon the market price of our common stock, and the history of reverse stock splits for companies in similar circumstances sometimes improves stock performance and sometimes does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock or that the trading price would remain above $1.00 per share as required by the Nasdaq. The trading price of our common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.
In addition, no assurance can be given that we will be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market, or that our stock will remain listed. To the extent that we are delisted from The Nasdaq Capital Market, we believe that we will be able to list our shares on the OTC Bulletin Board. If our securities are delisted from The Nasdaq Capital Market, the liquidity for our securities could be adversely effected and our ability to raise additional capital would be impaired.
Contractual Commitments
The following table outlines future contractual commitments (see Notes 2, 5, 7, and 8 to the condensed consolidated financial statements):
Expected Cash Payment by Period
(in thousands)

	2007(a)	2008	2009	2010	2011	Thereafter	Total
Senior secured convertible promissory notes (b)	$295	$—	$—	$—	$—	$—	$295
Senior subordinated discount notes (c)	330	5,830	—	—	—	—	6,160
Operating leases	385	564	373	365	—	—	1,687
Capital leases (d)	45	38	1	—	—	—	84
Liability settlement (e)	100	150	—	—	—	—	250
Tenant improvement loan (f)	6	7	—	—	—	—	13
Insurance financing (g)	352	36	—	—	—	—	388
Employment agreements (h)	490	385	160	—	—	—	1,035
Other obligations (i)	83	12	—	—	—	—	95

Total	$2,086	$7,022	$534	$365	$—	$—	$10,007

(a)	Reflects amounts payable over the last six months of 2007.

(b)	Senior secured convertible promissory notes include future interest obligations.

(c)	Senior subordinated discount note include future interest obligations.

(d)	Capital lease balances include future interest obligations.

(e)	Liability settlement balances include future interest obligations.

(f)	Tenant improvement loan balances include future interest obligations.

(g)	Relates to insurance policy financing in 2007.

(h)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $904,000.

(i)	Relates to third-party hosting facilities and minimum off-shore development resources commitments.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2007 and December 31, 2006, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the six months ended June 30, 2007 and 2006, approximately 21%, and 15%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. For both the three months ended June 30, 2007 and 2006, approximately 19% of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.
Interest Rate Risk
Other than the Convertible Notes and the Discount Note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.2% at June 30, 2007. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.
Derivatives
On August 16, 2005, the Company issued the Convertible Notes to the Convertible Note Holders (see Note 5 to the condensed consolidated financial statements). The Convertible Notes are convertible into shares of Verticalnet’s common stock, at the option of the convertible note holders, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. As of June 30, 2007, 60,142 shares would be issuable if the convertible note holders elected to convert the remaining principal amount of the Convertible Notes and accrued interest. The Company also issued to the convertible note holders warrants to purchase an aggregate of 674,143 shares of Verticalnet common stock at an exercise price of $0.88 per share. The warrants are exercisable after six months from the closing date of the Convertible Notes for a period of five years from the closing date. The term of the warrants can be extended by the convertible note holders for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the convertible note holders are not permitted to use the prospectus included in the registration statement for the resale of the shares.
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

In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of June 30, 2007, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $50,000 and $20,000, respectively. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively.
Based upon the terms of the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 2,987,211 and 702,127 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, for the principal and interest payments.
On July 2, 2007, the Company made the final payment under the Note and Warrant Purchase Agreement, as amended, with a combination of cash and its common stock and as a result, the Company issued 504,390 shares of common stock. After this final payment under the Note and Warrant Purchase Agreement, as amended, we had zero shares of common stock remaining available for issuance under the 2007 Registration Statement.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2007 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Due to our lower than expected billings for the first six months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result, we have begun to reduce and expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note ( the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note. In the near term, we expect to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of August 1, 2007 was $0.25 per share, may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.
We are also considering other strategic alternatives which may include a sale of all or part of the Company. However, no assurance can be given that if we explore strategic alternatives we will enter into any definitive agreements or be able to complete a proposed transaction. In addition, no assurances can be given that if we complete a strategic transaction such transaction will result in our shareholders receiving value equal to or greater than our current share price.
As of June 30, 2007, the outstanding principal amount of $5.5 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. As of July 31, 2007, the outstanding balance under this Discount Note was $5.3 million. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders. In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of June 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.
On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.
The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount note as well as interest under both notes. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.
On September 27, 2006, we received written notification, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4), (the “Rule”). We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the Rule.
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet The Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) we did not meet the minimum bid price requirement pursuant to the Rule, and (iii) that our stock would be delisted on April 5, 2007, unless we filed an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to a Listing Qualifications Panel (the “Panel”). On May 17, 2007, we met with the Panel to present our plan to regain compliance with Nasdaq’s listing requirements. The plan included a request for a grace period in which we would seek shareholder approval for a reverse stock split and time for us to complete a planned equity financing.
On May 23, 2007, we received an additional notification from Nasdaq that our common stock is subject to delisting from The Nasdaq Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3), which requires us to maintain a minimum shareholders’ equity of $2.5 million. The notification stated that this matter would serve as an additional basis for delisting our securities from The Nasdaq Capital Market. We were given an opportunity to respond to the Panel regarding this notification and did so on May 30, 2007.

On July 5, 2007, we received a notification from Nasdaq that the Panel granted our request for continued listing, subject to our complying with three principal conditions. First, on or before August 15, 2007, we must inform the Panel that our shareholders have approved a reverse stock split. Second, on or before August 16, 2007, we must disclose, on Form 8-K, pro forma financial statements evidencing shareholders’ equity of at least $2.5 million which disclosure should include a discussion of the accounting treatment of our recent issued Series B Preferred Stock, and whether our shareholders approved a conversion feature for the Series B Preferred Stock. Finally, on or before August 29, 2007, our common stock must have evidenced a closing bid price of at least $1.00 for the ten previous consecutive trading days. In order to fully comply with the terms of these conditions, we must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. If we are unable to do so, our securities may be suspended from The Nasdaq Stock Market.
Our Annual Shareholders Meeting is scheduled for August 15, 2007, at which time we expect to receive shareholder approval of a reverse stock split of our outstanding common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10 and shareholder approval to issue shares of our common stock upon conversion of our Series B Preferred Stock in an aggregate amount exceeding 19.99% of our outstanding shares of common stock. With these approvals, we expect to file a Form 8-K on or before August 16, 2007 disclosing our receipt of these shareholder approvals and pro forma financial statements evidencing shareholders’ equity of at least $2.5 million. As a result, we expect to satisfy the first two conditions Nasdaq requires for our continued listing on The Nasdaq Capital Market.
With respect to the condition that on or before August 29, 2007 our common stock evidence a closing bid price of at least $1.00 for the ten previous consecutive trading days, we expect that our board of directors will authorize a reverse stock split immediately following the receipt of shareholder approval. As a result, we expect that the immediate effect of the reverse stock split will be to reduce the number of shares of our outstanding common stock and increase the trading price of our common stock. However, we cannot predict the effect of any reverse stock split upon the market price of our common stock, and the history of reverse stock splits for companies in similar circumstances sometimes improves stock performance and sometimes does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock or that the trading price would remain above $1.00 per share as required by the Nasdaq. The trading price of our common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.
In addition, no assurance can be given that we will be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market, or that our stock will remain listed. To the extent that we are delisted from The Nasdaq Capital Market, we believe that we will be able to list our shares on the OTC Bulletin Board. If our securities are delisted from The Nasdaq Capital Market, the liquidity for our securities could be adversely effected and our ability to raise additional capital would be impaired.
Our indebtedness and debt service obligations may adversely affect our cash flows.
Our indebtedness could have significant negative consequences, including, but not limited to:
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

Our Discount Note provides that upon the occurrence of various events of default and change of control transactions, the holder would be entitled to require us to prepay the Discount Note, which could leave us with little or no working capital for operations or capital expenditures.
Our Discount Note allows the holder thereof to require us to prepay the Discount Note upon the occurrence of various events of default, such as the failure to list our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or our receiving a qualification from our auditors as to our ability to continue as a “going concern.” If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note, including any accrued interest and penalties. There can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of June 30, 2007.
We may also be required to prepay the Discount Note upon the occurrence of specified change of control transactions. If an event of default or a change in control occurs, we may be unable to prepay the entire amount due under the Discount Note in cash. Even if we were able to prepay the entire amount in cash, any such prepayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the Discount Note, nor do we anticipate doing so.
We generate a significant portion of our revenues and accounts receivable from certain customers.
For the six months ended June 30, 2007, our two largest customers accounted for $774,000 or 11.3% of our total revenues. During the same period in 2006, these same two customers accounted for $2.3 million or 27.9% of our total revenues.
As of June 30, 2007, these two customers accounted for $285,000 or 6.5% of our accounts receivable balance, of which $133,000 has been collected as of August 1, 2007. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.
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
On September 27, 2006, we received written notification, from Nasdaq that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing under the Rule. We were provided an initial period of 180 calendar days, or until March 26, 2007, to regain compliance with the Rule.
On March 27, 2007, we received written notification from Nasdaq that the staff had determined that (i) we did not meet The Nasdaq Capital Market initial listing criteria of having shareholders’ equity of at least $5 million as set forth in Marketplace Rule 4310(c),(ii) we did not meet the minimum bid price requirement pursuant to the Rule, and (iii) that our stock would be delisted on April 5, 2007, unless we filed an appeal of the staff’s determination. On April 2, 2007, we filed an appeal of the staff’s determination to delist our securities to the Panel. On May 17, 2007, we met with the Panel to present our plan to regain compliance with Nasdaq’s listing requirements. The plan included a request for a grace period in which we would seek shareholder approval for a reverse stock split and time for us to complete a planned equity financing.
On May 23, 2007, we received an additional notification from Nasdaq that our common stock is subject to delisting from The Nasdaq Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3), which requires us to maintain a minimum shareholders’ equity of $2.5 million. The notification stated that this matter would serve as an additional basis for delisting our securities from The Nasdaq Capital Market. We were given an opportunity to respond to the Panel regarding this notification and did so on May 30, 2007.
On July 5, 2007, we received a notification from Nasdaq that the Panel granted our request for continued listing, subject to our complying with three principal conditions. First, on or before August 15, 2007, we must inform the Panel that our shareholders have approved a reverse stock split. Second, on or before August 16, 2007, we must disclose, on Form 8-K, pro forma financial statements evidencing shareholders’ equity of at least $2.5 million which disclosure should include a discussion of the accounting treatment of our recent issued Series B Preferred Stock, and whether our shareholders approved a conversion feature for the Series B Preferred Stock. Finally, on or before August 29, 2007, our common stock must have evidenced a closing bid price of at least $1.00 for the ten previous consecutive trading days. In order to fully comply with the terms of these conditions, we must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. If we are unable to do so, our securities may be suspended from The Nasdaq Stock Market.

Our Annual Shareholders Meeting is scheduled for August 15, 2007, at which time we expect to receive shareholder approval of a reverse stock split of our outstanding common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10 and shareholder approval to issue shares of our common stock upon conversion of our Series B Preferred Stock in an aggregate amount exceeding 19.99% of our outstanding shares of common stock. With these approvals, we expect to file a Form 8-K on or before August 16, 2007 disclosing our receipt of these shareholder approvals and pro forma financial statements evidencing shareholders’ equity of at least $2.5 million. As a result, we expect to satisfy the first two conditions Nasdaq requires for our continued listing on The Nasdaq Capital Market.
With respect to the condition that on or before August 29, 2007 our common stock evidence a closing bid price of at least $1.00 for the ten previous consecutive trading days, we expect that our board of directors will authorize a reverse stock split immediately following the receipt of shareholder approval. As a result, we expect that the immediate effect of the reverse stock split will be to reduce the number of shares of our outstanding common stock and increase the trading price of our common stock. However, we cannot predict the effect of any reverse stock split upon the market price of our common stock, and the history of reverse stock splits for companies in similar circumstances sometimes improves stock performance and sometimes does not. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split. Also, we cannot assure you that a reverse stock split would lead to a sustained increase in the trading price of our common stock or that the trading price would remain above $1.00 per share as required by the Nasdaq. The trading price of our common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.
In addition, no assurance can be given that we will be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market, or that our stock will remain listed. To the extent that we are delisted from The Nasdaq Capital Market, we believe that we will be able to list our shares on the OTC Bulletin Board. If our securities are delisted from The Nasdaq Capital Market, the liquidity for our securities could be adversely effected and our ability to raise additional capital would be impaired.
Issuance of shares of common stock upon conversion of our Series B Preferred Stock and exercise of warrants will dilute the ownership interests of existing shareholders and could adversely affect the market price of our common stock.
We may issue shares of common stock upon conversion of some or all of our Series B Preferred Stock and upon exercise of warrants. Any of these issuances will dilute the ownership interests of existing shareholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of warrants may encourage short selling by market participants. Holders of our Series B Preferred Stock have certain registration rights. The exercise of these rights could adversely affect the market price of our common stock.
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

Date: August 14, 2007

By:	/s/ JONATHAN T. COHEN
Name:	Jonathan T. Cohen
Vice President and
Chief Accounting Officer
(principal financial and accounting officer)

Date: August 14, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.