Form 10-Q
period 2007-09-30
VERTICALNET INC
filed 2007-11-19
CIK 1043946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 12, 2007 was 1,610,845.

VERTICALNET, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

ii

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
VERTICALNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$642	$2,809
Accounts receivable, net	3,476	3,877
Prepaid expenses and other current assets	1,148	778

Total current assets	5,266	7,464

Property and equipment, net	348	920
Goodwill	9,765	9,709
Other intangible assets, net	1,308	2,184
Other assets	127	416

Total assets	$16,814	$20,693

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, convertible notes, and other non-current liabilities	$5,623	$2,170
Accounts payable and accrued expenses	5,701	5,698
Deferred revenues	3,391	3,756

Total current liabilities	14,715	11,624

Non-current portion of deferred revenues	1,489	857
Long-term debt and other non-current liabilities	25	5,270

Total liabilities	16,229	17,751

Series B Convertible Preferred Stock	147	—

Commitments and contingencies (see Notes 2, 5, 6, 7 and 8)

Shareholders’ equity:
Preferred stock $.01 par value, 35,000,000 shares authorized, 8,700,000 shares issued at September 30, 2007 and 10,000,000 shares authorized and none issued at December 31, 2006	—	—
Common stock $.01 par value, 15,000,000 shares authorized, 1,613,549 shares issued at September 30, 2007 and 2,678,571 shares authorized, 1,171,586 shares issued at December 31, 2006	129	94
Additional paid-in capital	1,234,903	1,230,501
Accumulated other comprehensive (loss) income	32	(33)
Accumulated deficit	(1,233,821)	(1,226,815)

	1,243	3,747

Treasury stock at cost, 1,173 shares at September 30, 2007 and December 31, 2006	(805)	(805)

Total shareholders’ equity	438	2,942

Total liabilities and shareholders’ equity	$16,814	$20,693

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software and software related	$1,671	$2,343	$4,890	$5,774
Services	1,367	1,830	4,981	6,500

Total revenues	3,038	4,173	9,871	12,274

Cost of revenues:
Cost of software and software related	345	529	1,053	1,702
Cost of services	904	1,047	3,178	4,131
Amortization of acquired technology and customer contracts	117	272	617	768

Total cost of revenues	1,366	1,848	4,848	6,601

Gross profit	1,672	2,325	5,023	5,673

Operating expenses:
Research and development	824	1,201	2,811	4,074
Sales and marketing	1,172	1,630	3,804	5,464
General and administrative	1,276	1,547	3,645	4,885
Litigation and settlement costs	—	6	—	1,032
Restructuring charges (reversals)	—	(21)	—	195
Impairment charge for goodwill	—	—	—	9,877
Amortization of other intangible assets	86	201	288	660

Total operating expenses	3,358	4,564	10,548	26,187

Operating loss	(1,686)	(2,239)	(5,525)	(20,514)
Interest and other expense (income), net	(297)	1,145	1,234	1,489

Net loss before preferred stock dividends	(1,389)	(3,384)	(6,759)	(22,003)
Preferred stock — deemed dividends	210	—	247	—

Net loss applicable to common shareholders	$(1,599)	$(3,384)	$(7,006)	$(22,003)

Basic and diluted loss per common share	$(.99)	$(3.36)	$(4.76)	$(23.11)

Basic and diluted weighted average common shares outstanding (Note 1)	1,616	1,008	1,473	952

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(7,006)	$(22,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204	1,839
Stock-based compensation	144	1,414
Impairment of goodwill	—	9,877
Accretion of promissory notes and non-cash interest	639	1,820
Change in the fair value of derivative liabilities	438	(1,265)
Loss on asset disposal	316	—
Amortization of deferred financing costs	103	467
Prefered stock — deemed dividends	247	—
Other non-cash items	1	9
Change in assets and liabilities, net:
Accounts receivable	401	331
Prepaid expenses and other assets	288	345
Accounts payable and accrued expenses	178	1,479
Deferred revenues	267	1,212

Net cash used in operating activities	(2,780)	(4,475)

Investing activities:
Capital expenditures	(39)	(77)
Acquisitions related payments	—	(57)
Restricted cash	155	155

Net cash provided by investing activities	116	21

Financing activities:
Principal payments on long-term debt and obligations under capital leases	(1,437)	(1,364)
Proceeds from issuance of senior subordinated discount note, net	—	3,677
Proceeds from issuance of preferred stock, net	1,954	—
Proceeds from exercise of restricted stock and issuance of common stock	3	11

Net cash provided by financing activities	520	2,324

Effect of exchange rate fluctuation on cash and cash equivalents	(23)	21

Net decrease in cash and cash equivalents	(2,167)	(2,109)
Cash and cash equivalents — beginning of period	2,809	4,576

Cash and cash equivalents — end of period	$642	$2,467

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$561	$260
Supplemental schedule of non-cash investing and financing activities:
Conversion of and payments on senior convertible promissory notes and accrued interest into/with common stock	$1,523	$2,394
Financed insurance policies	570	663
Capital expenditures financed through capital lease arrangements	—	42
See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Stock	Equity
Balance, January 1, 2007 (Note 1)	1,172	$94	$1,230,501	$(33)	$(1,226,815)	$(805)	$2,942

Exercise of stock options, non-vested stock, and restricted units	5	—	3	—	—	—	3

Preferred stock — deemed dividends			247				247

Reclass of net Warrant liabilities			2,520				2,520

Conversion of and payments on senior convertible promissory notes and accrued interest into / with common stock (Note 5)	436	35	1,488	—	—	—	1,523

Issuance of non-vested stock	1	—	—	—	—	—	—

Stock-based compensation expense	—	—	144	—	—	—	144

Net loss	—	—	—	—	(7,006)	—	(7,006)

Other comprehensive income	—	—	—	65	—	—	65

Balance, September 30, 2007 (unaudited)	1,614	$129	$1,234,903	$32	$(1,233,821)	$(805)	$438

See accompanying notes to condensed consolidated financial statements.

VERTICALNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss to common shareholders	$(1,599)	$(3,384)	$(7,006)	$(22,003)
Foreign currency translation adjustment	20	73	65	276

Comprehensive loss	$(1,579)	$(3,311)	$(6,941)	$(21,727)

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and accordingly the financial statements do not include any adjustments (see Note 2).
Reverse Stock Splits
All references relating to 2007 and 2006 in the condensed consolidated financial statements and accompanying notes to shares and per shares amounts have been adjusted for the reverse splits discussed below.
2007 Reverse Split
At the Company’s 2007 Annual Meeting of Shareholders held on August 15, 2007, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of not less than one-for-five and not more than one-for-ten, and authorized the Company’s Board of Directors to implement a reverse stock split within this range at any time prior to the 2008 Annual Meeting of Shareholders.
On August 16, 2007, the Company effected a one-for-eight reverse split of its outstanding shares of common stock, par value $0.01 per share (the “2007 Reverse Split”). Pursuant to the 2007 Reverse Split, each holder of eight shares of the Company’s common stock became the holder of one share of the Company’s common stock. All outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of common stock other than the Series B Preferred stock, were adjusted in accordance with their terms and pursuant to the ratio of the 2007 Reverse Split. No fractional shares were issued in connection with the 2007 Reverse Split. Any fractional shares resulting from the 2007 Reverse Split were rounded up to the nearest whole shares and no cash payment was made in respect to such rounding.
On August 15, 2007, the Company filed an Amendment to its Amended and Restated Articles of Incorporation (the “2007 Amendment”) with the Secretary of State of the Commonwealth of Pennsylvania to effect: (i) the Reverse Stock Split; (ii) an increase in the number of authorized shares of Common Stock to 120,000,000 shares; and (iii) an increase in the number of authorized shares of Preferred Stock to 35,000,000 shares.

2006 Reverse Split
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
On June 12, 2006, the Company effected a one-for-seven reverse split of its outstanding shares of common stock, par value $0.01 per share (the “2006 Reverse Split”). Pursuant to the 2006 Reverse Split, each holder of seven shares of the Company’s common stock became the holder of one share of the Company’s common stock. All outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of common stock, were adjusted in accordance with their terms and pursuant to the ratio of the 2006 Reverse Split. No fractional shares were issued in connection with the 2006 Reverse Split. Any fractional shares resulting from the 2006 Reverse Split were rounded up to the nearest whole shares and no cash payment was made in respect to such rounding.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash, money market investments, and other highly-liquid investments with purchased maturities of three months or less. Cash equivalents were approximately $37,000 and $228,000 at September 30, 2007 and December 31, 2006, respectively.
Restricted Cash
Restricted cash balances represent certificates of deposit held pursuant to a building lease agreement. At December 31, 2006, we had approximately $155,000 of restricted cash classified as other non-current assets on the condensed consolidated balance sheet. In August 2007, the Company entered into a cancellation agreement with the landlord of our New York City office space. The certificates of deposit was held pursuant to the New York City office space lease agreement. As a result of the cancellation agreement, the landlord retained $125,000 of the restricted cash and the balance was returned to the Company (see Note 12).
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
We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2006, and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and, therefore, no impairment charge was deemed necessary. As of September 30, 2007 and October 31, 2007, the fair value of the Company (based on market capitalization as well as the transaction described in Note 13) was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of September 30, 2007, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
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
Financial Instruments
We have determined the estimated fair value of our financial instruments using available market information and valuation methodologies. As of September 30, 2007 and December 31, 2006, our financial instruments included cash equivalents, accounts receivable, accounts payable, capital leases, derivative and other liabilities, convertible notes and a discount note. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. However, we believe the carrying values of these assets and liabilities, with the exception of the capital leases, derivative and other liabilities, and the discount note are a reasonable estimate of their fair market values at September 30, 2007 and December 31, 2006 due to the short maturities of such items. The Company believes that the fair values of the capital leases, discount note, and other liabilities are not materially different from the carrying values. The derivative liabilities are recorded at fair value on the condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006.
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
The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and nine months ended September 30, 2007, the Company recorded $151,000 and $356,000, respectively, in third party software reseller commissions. During the three and nine months ended September 30, 2006, the Company recorded $68,000 and $302,000 in third party software reseller commissions. These third party software reseller commissions were primarily a result of our relationship with IBM in the United Kingdom and the sale of their software.
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
Services revenues
Consulting contracts with fixed-priced arrangements are recognized using the proportional performance method of accounting. Proportional performance accounting involves calculating the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and results of operations and are reflected in the condensed consolidated financial statements in the period in which they are first identified. Consulting services with fees based on time and materials or cost-plus are recognized in accordance with SAB No. 104 as the services are performed (as measured by time incurred) and amounts earned.
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
As of and for the nine months ended September 30, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$59	$457	4.60%	$154	$1,460	11.9%
B	44	564	5.7	85	2,049	16.7
All others, net of allowance (b)	3,373	8,850	89.7	4,618	8,765	71.4

Total	$3,476	$9,871	100.0%	$4,857	$12,274	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Total includes unbilled amounts as of September 30, 2007 and 2006 of $343,000 and $817,000, respectively.

Revenues from the same customers for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007		2006
		% of Total		% of Total
Customer	Revenues	Revenues	Revenues	Revenues
A	$112	3.7%	$240	5.8%
B	135	4.4	1,013	24.3
All others	2,791	91.9	2,920	69.9

Total	$3,038	100.0%	$4,173	100.0%

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.
During the three months ended September 30, 2007 and 2006, the Company recorded a stock-based compensation charge in accordance with SFAS No. 123R of $10,000 and $142,000, respectively, for stock options. Additionally, during the three months ended September 30, 2007 and 2006, the Company recorded a compensation charge of $10,000 and $208,000, respectively, related to the amortization of restricted stock grants.
During the nine months ended September 30, 2007 and 2006, the Company recorded a stock-based compensation charge in accordance with SFAS No. 123R of $98,000 and $527,000, respectively, for stock options. Additionally, during the nine months ended September 30, 2007 and 2006, the Company recorded a compensation charge of $46,000 and $887,000, respectively, related to the amortization of restricted stock grants.
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

During the three and nine months ended September 30, 2007 and 2006, the diluted loss per common share calculation was the same as the basic loss per common share calculation as all potentially dilutive securities were anti-dilutive.
As a result, potentially dilutive common shares of 5,812,866 and 392,163 as of September 30, 2007 and 2006, respectively, were excluded from the computation of diluted loss per common share because their effect was anti-dilutive.
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
In September 2006, the FASB issued FASB No. 157, Fair Value Measurements. SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by U.S. Generally Accepted Accounting Principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008, with early adoption permitted. The Company is accessing the impact of this standard.
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
(2) Liquidity
On October 25, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BravoSolution S.p.A, a corporation organized under the laws of Italy (“BravoSolution”), and BravoSolution U.S.A., Inc., a Pennsylvania corporation and wholly-owned subsidiary of BravoSolution (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of BravoSolution (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger: (i) all outstanding shares of common stock of the Company will be converted into the right to receive $2.56 per share in cash without interest (the “Common Consideration”); (ii) all outstanding shares of Series B Preferred Stock of the Company will be converted into the right to receive either $0.38750 or $0.26875 per share in cash (in accordance with the Merger Agreement) without interest; and (iii) all outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company (the “Series C Preferred Stock”) will be canceled and retired, and no payment or distribution shall be made with respect thereto.

We will call and hold a special shareholder meeting as soon as reasonably practicable for the purpose of voting on the adoption of the Merger Agreement and the related Plan of Merger, and the approval of the Merger. Our Board of Directors has unanimously approved the Merger Agreement, the related Plan of Merger and the Merger, and recommends that our shareholders approve the Merger. Consummation of the Merger is subject to customary conditions, including, among other things, approval of the Merger Agreement and the related Plan of Merger by our shareholders. However, no assurance can be given that we will be able to complete the Merger.
In connection with the execution of the Merger Agreement, on October 25, 2007, we entered into a Stock Purchase Agreement (“Series C Purchase Agreement”) with Merger Sub. Pursuant to the Series C Purchase Agreement, Merger Sub purchased 322,007 shares of Series C Preferred Stock for a purchase price of $824,338. The shares of Series C Preferred Stock were issued at the closing of the transactions contemplated by the Series C Purchase Agreement on October 31, 2007. The Series C Preferred Stock transaction resulted in net proceeds to the Company of approximately $800,000 after deducting the estimated offering costs and fees. In specific circumstances termination fees must be paid if the merger is not completed.
Pursuant to the Merger Agreement, the Company will solicit alternative acquisition proposals from third parties through November 19, 2007. After this period, the Company is not permitted to solicit other proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement.
In the event that the transaction discussed above or an alternative transaction is not completed within the timeframe described above, the company’s current liquidity position will continue to create challenges for the business. Due to our lower than expected billings for the first nine months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result we have taken action over the last twelve months to reduce expenses and would expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note (the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note.
Over the last year we have undertaken a lengthy and extensive process to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future, should the BravoSolution transaction or an alternative transaction not occur. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of September 30, 2007 was $2.00 per share (as adjusted for the reverse stock split), may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.
As of September 30, 2007, the outstanding principal amount of $5.3 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by approximately $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders. In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of September 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.
On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Series B Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Series B Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.

The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount Note. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.
(3) Detail of Certain Balance Sheet Accounts
Accounts receivable, net consists of the following balances (in thousands):

	September 30,	December 31,
	2007	2006
Accounts Receivable, trade	$3,230	$2,889
Unbilled accounts receivable	343	1,077
Retainage	—	8

	3,573	3,974
Less: allowance for doubtful accounts	(97)	(97)

	$3,476	$3,877

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
Property and equipment, net consists of the following balances (in thousands):

	September 30,	December 31,
	2007	2006
Software	$1,720	$1,720
Computer equipment	2,046	2,000
Office equipment and furniture	264	264
Leasehold improvements	251	890

	4,281	4,874
Less: accumulated depreciation and amortization	(3,933)	(3,954)

	$348	$920

From time to time, we enter into capital lease arrangements for property and equipment. As of September 30, 2007 and December 31, 2006, the gross amount included in computer equipment related to capital leases was $353,000. Accumulated amortization applicable to capital leases was $306,000 and $255,000 as of September 30, 2007 and December 31, 2006, respectively.
Depreciation and amortization related to property and equipment was $86,000 and $134,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization applicable to property and equipment under capital leases of $17,000 and $23,000 for the three months ended September 30, 2007 and 2006, respectively, are included in such expense.
Depreciation and amortization related to property and equipment was $298,000 and $411,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization applicable to property and equipment under capital leases of $51,000 and $76,000 for the nine months ended September 30, 2007 and 2006, respectively, are included in such expense.
Accounts payable and accrued expenses consist of the following balances (in thousands):

	September 30,	December 31,
	2007	2006
Accounts payable	$3,706	$2,908
Accrued taxes	683	788
Compensation and related costs	213	577
Professional fees	324	318
Financial printing	159	175
Convertible and discount note interest	159	176
Commission due to sales chain partners	172	358
Derivative liabilities	76	229
Other	209	169

	$5,701	$5,698

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
We perform the annual goodwill impairment test in the fourth quarter of each fiscal year. This test requires a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The Company consists of one reporting unit. For purposes of the impairment test, we consider the market capitalization of the Company to be representative of its fair value. Accordingly, we estimated the fair value of the Company based on the total number of shares outstanding multiplied by the closing stock price on November 30, 2006 and compared such amount to the carrying value of the Company’s net assets at that time. Based on our analysis, the Company’s fair value exceeded the carrying value of the Company’s net assets and, therefore, no impairment charge was deemed necessary. As of September 30, 2007 and October 31, 2007, the fair value (based on market capitalization) of the Company was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of September 30, 2007 and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
Long-lived assets, other than goodwill, are reviewed for impairment whenever, in management’s judgment, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair market value based on an estimate of its discounted cash flows. Management believes that no impairment is necessary at September 30, 2007.
The following table reflects the components of amortizable intangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
September 30, 2007:
Acquired technology	$3,739	3,739	$—
Customer contracts and relationships	7,024	5,769	1,255
Non-compete agreements	252	199	53
Trademarks	12	12	—

	$11,027	$9,719	$1,308

December 31, 2006:
Acquired technology	$3,733	$3,431	$302
Customer contracts and relationships	6,958	5,162	1,796
Non-compete agreements	251	165	86
Trademarks	11	11	—

	$10,953	$8,769	$2,184

During the three months ended September 30, 2007 and 2006, we recognized $203,000 and $473,000, respectively, in intangible asset amortization expense.
During the nine months ended September 30, 2007 and 2006, we recognized $905,000 and $1.4 million respectively, in intangible asset amortization expense.

(5) Long-term Debt, Convertible Notes, and Other Non-Current Liabilities
Long-term debt and convertible notes consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Capital leases	$60	$111
Senior secured convertible promissory notes	—	1,894
Senior subordinated discount notes	5,132	5,069
Other long-term liabilites	456	366

	5,648	7,440

Less: current portion of long-term debt, convertible notes, and other non-current liabilities	(5,623)	(2,170)

Long-term debt, convertible notes, and other non-current liabilities	$25	$5,270

Senior Secured Convertible Promissory Notes
On August 16, 2005, Verticalnet and certain investors (the “Convertible Note Holders”) entered into a Note and Warrant Purchase Agreement, as amended, pursuant to which: (i) the Company issued and sold to the Convertible Note Holders certain Convertible Notes; and (ii) the Company issued Warrants, dated as of August 16, 2005 (each, a “Warrant”), to the Convertible Note Holders, to purchase shares of the Company’s common stock at an exercise price of $7.04 per share, as adjusted for the Company’s June 12, 2006 one-for-seven reverse stock split and August 16, 2007 one-for-eight reverse stock split.
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
The conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of September 30, 2007, the remaining derivative liability for the warrants was $76,000. As of December 31, 2006, the derivative liabilities had a fair value of $119,000 and $110,000, for the conversion and prepayment feature and the warrants, respectively. The aggregate change in fair value of these derivatives increased during the three months ended September 30, 2007 and decreased during the three months ended September 30, 2006 and accordingly, the Company recognized a charge of $26,000 and a benefit of $64,000 respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations. The Company recognized a benefit of $153,000 and $1.3 million during the nine months ended September 30, 2007 and 2006, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.
The debt discount of $2.4 million is being accreted over the life of the Convertible Notes using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to accrete the debt discount is 56.3%. The Company recorded additional interest expense for the three and nine months ended September 30, 2006 of $308,000 and $1.1 million, respectively related to this accretion. The unamortized debt discount at September 30, 2007 and December 31, 2006 was $0 and $217,000, respectively. The Company incurred $684,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. Included in the costs are $35,000 related to the issuance of 20,205 warrants to the placement agent. The deferred financing costs are being amortized using the effective interest method over the life of the Convertible Notes. The net balance of the deferred financing costs as of September 30, 2007 and December 31, 2006 was $0 and $79,000, respectively. For the three and nine months ended September 30, 2006, the Company recorded $98,000 and $329,000, respectively, of interest expense related to the amortization of the deferred financing costs. At December 31, 2006, $16,000 of accrued interest related to the Convertible Notes was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Based upon the terms of the Convertible Notes, the Company, at its discretion, may pay the monthly principal and interest payments in cash, common stock, or a combination of cash and common stock. The Company issued 436,451 and 132,256 shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, for the principal and interest payments.
On July 2, 2007, the Company made the final payment under the Note and Warrant Purchase Agreement, as amended, with a combination of cash and its common stock and as a result, the Company paid $78,014 in cash and issued 504,390 shares of common stock. After this final payment, there were no remaining shares of common stock available for issuance under the 2007 Registration Statement. As of September 30, 2007, the Senior Secured Convertible Promissory notes have been paid in full.
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
The debt discount of $1.5 million is being amortized over the period ending on the earliest date the May Investor can call the Discount Note (which is April 1, 2008) using the effective interest rate method and is being recorded as additional interest expense in the statement of operations. The effective interest rate used to amortize the debt discount is 19.1%. The Company recorded additional interest expense for the three months ended September 30, 2007 and 2006 of $93,000 and $452,000, respectively, related to this amortization. The Company recorded additional interest expense for the nine months ended September 30, 2007 and 2006 of $252,000 and $674,000, respectively, related to this amortization. The unamortized debt discount at September 30, 2007 and December 31, 2006 was approximately $178,000 and $431,000, respectively. The Company incurred $324,000 of costs related to completing the private placement, which is included in other assets on the condensed consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the same period as the debt discount. The net balance of the deferred financing costs as of September 30, 2007 and December 31, 2006 was approximately $70,000 and $55,000, respectively. The Company recorded $31,000 and $113,000 of interest expense related to the amortization of the deferred financing costs for the three months ended September 30, 2007 and 2006, respectively. The Company recorded $43,000 and $138,000 of interest expense related to the amortization of the deferred financing costs for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, $160,000 and $160,000, respectively, of accrued interest related to the Discount Note was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.
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
On March 28, 2007, the Company and the Discount Note Holder entered into an Amendment Number 2 to Senior Subordinated Discount Note, whereby the Company and the Discount Note Holder agreed to amend the Discount Note to give the Company the option to extend the stated maturity date of the Discount Note from April 1, 2008 to September 30, 2008. The Company can exercise the option at any time on or before December 31, 2007. If the Company exercises the option, the outstanding principal amount of the Discount Note will automatically increase by $575,000. In addition, if the Company completes a qualified equity financing transaction and the Convertible Notes have been paid in full, the Company is required to pay the Discount Note Holder an amount equal to 25% of the gross proceeds raised in such qualified equity financing transaction, which will be applied as payment toward the then outstanding principal amount of the Discount Note. In consideration for the Discount Note Holder granting the Company the option to extend the stated maturity date of the Discount Note, the Company agreed to pay the Discount Note Holder $58,850 upon the date that the Convertible Notes are paid in full or the maturity date of the Discount Note, whichever happens first. All other terms of the Discount Note remained unchanged, including the term that the Discount Note becomes due and payable in full if the Company consummates a fundamental transaction, which is defined to include a sale of the Company.
As of September 30, 2007, we are in compliance with the terms of the Discount Note.
(6) Series B Preferred Stock
On June 1, 2007, Verticalnet, Inc. (the “Company”) entered into a Share and Warrant Purchase Agreement (“Series B Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Series B Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in cash and $600,000 of debt loaned to the Company in early May that automatically converted into the Preferred Stock on a dollar-for-dollar basis.

The Series B Preferred Stock accrues interest at a rate of 12% per annum, payable in additional shares of Series B Preferred Stock, and is subject to redemption at each Investor’s discretion after 24 months. Pursuant to the Series B Purchase Agreement, the Company agreed to seek shareholder approval at its next annual meeting of shareholders of certain proposals (the “Proposals”), including proposals to enable all the Series B Preferred Stock to be convertible into shares of the Company’s common stock and to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock by at least 35,000,000 shares. Under the terms of the Proposals, Investors would be entitled to convert their shares of Series B Preferred Stock into shares of common shares on a one-for-one basis, subject to adjustment in the event that the Company failed to enter into a subsequent financing transaction in which the Company receives gross proceeds of at least $6,000,000, when combined with the gross process received by the Company under the Series B Purchase Agreement.
Upon receiving shareholder approval of the Proposals: (i) the Company issued the Investors warrants to purchase 543,750 shares of common stock with an exercise price per share equal to the closing bid price on the day prior to closing under the Series B Purchase Agreement and warrants to purchase 543,750 shares of common stock with an exercise price per share equal to $5.60; (ii) all accrued interest on the Series B Preferred Stock was deemed paid in full; (iii) the shares of Series B Preferred Stock ceased to accrue interest thereafter; and (iv) the redemption feature on the shares of Preferred Stock was eliminated.
In addition, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants to be issued in the transaction (the “Registration Statement”). Pursuant to the Registration Rights Agreement, the Company agreed that in the event that either the Company fails to file the Registration Statement on a timely basis or the Registration Statement is not declared effective within 120 days after the applicable filing date, the Company will pay to each Investor an amount equal to 1% of such Investor’s purchase price for the Series B Preferred Stock for each month during which the Registration Statement has either not been filed or is not effective, as applicable.
The transaction resulted in net proceeds to the Company of approximately $1.95 million after deducting the estimated offering costs and fees. The Company used approximately $374,000 to repay part of the final two payments of senior secured convertible notes, approximately $190,000 to partial repay the Company’s subordinated discount note, and the remainder was used for working capital needs.
In connection with the Series B Preferred Stock issuance, on August 16, 2007, the Company issued the Investors warrants to purchase 543,750 shares of common stock with an exercise price per share equal to $2.64 and warrants to purchase 543,750 shares of common stock with an exercise price per share equal to $5.60. The warrants are exercisable after 185 days after August 16, 2007 and have a 5 year term. The warrants were valued by the Company at $1,736,000 as of the date of the closing of the Purchase Agreement. Prior to the increase in amount of authorized shares of common stock to 120,000,000 shares, the warrants were accounted for as a liability by the Company, and changes in the fair value of this derivative liability were recorded in the consolidated statement of operations. After receiving the increase authorization the warrants were reclassified into equity.
On August 16, 2007, the Company issued the placement agent for the Series B Preferred Stock transaction warrants to purchase 54,375 shares of common stock with an exercise price of $2.64 per share and warrants to purchase 54,375 shares of common stock with an exercise price of $5.60 per share. The warrants are exercisable after 185 days after August 16, 2007 and have a 5 year term. Prior to the increase in amount of authorized shares of common stock to 120,000,000 shares, the warrants were accounted for as a derivative liability, and changes in the fair value of this derivative liability were recorded in the consolidated statement of operations. After receiving the increase authorization the warrants were reclassfied into equity.
The Company incurred costs of $386,824, consisting of cash and warrants issued to the placement agent.
The aggregate change in fair value of these derivatives decreased during the three months ended September 30, 2007 and increase for the nine months ended September 30, 2007. Accordingly the company recognized a benefit of approximately $1.0 million and a charge of approximately $0.8 million for the three and nine months ended September 30, 2007, respectively, which is included in interest and other expense, net in the accompanying condensed consolidated statements of operations.
The Company recorded dividends at 12% for the three and nine months ended September 30, 2007 in the amount of $32,890, and $50,630, respectively.
For the Series B Preferred Stock issuance in June 2007, the proceeds were allocated to the Series B Preferred Stock and the warrants based on the relative fair values of each instrument. Accordingly, approximately $1,736,000 of the June 2007 proceeds was allocated to the warrants and approximately $439,000 of the proceeds was allocated to the Series B Preferred Stock. In addition, in accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of the conversion option but were considered in the calculation of the amount shown on the consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred Stock has a beneficial conversion feature (“BCF”) in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27. Accordingly, a BCF adjustment of approximately $147,000 was recorded, with respect to the Series B Preferred Stock. The value of the BCF is limited to the amount of proceeds allocated to the Series B ($147,000 balance of Series B). The value of the BCF was recorded in a manner similar to a deemed dividend, and since the Series B Preferred Stock has no maturity date and is convertible at the date of issuance, the BCF was fully amortized through additional paid in capital during the third quarter of 2007.
The Series B Preferred Stock is also subject to mandatory conversion upon the occurrence of certain triggering events, which includes any transaction that disposes of substantially all of our assets or any business combination with another entity such that the holders of our voting securities immediately prior to such combination hold 50% or less of the total outstanding voting securities of the surviving entity immediately following such combination. In such cases, subject to certain limitations on non-investor holders, each holder of Series B Preferred Stock can elect to receive either (i) an amount equal to the aggregate liquidation preference for their shares of Series B Preferred Stock or (ii) the number of fully paid and non-assessable shares of common stock to which he or she is entitled according to the conversion ratio described above. As a result, in accordance with EITF D-98, the Series B Preferred Stock is classified outside of permanent equity.

(7) Commitments and Contingencies
Future minimum lease payments remaining under our capital and operating leases for fiscal years ending December 31 (in thousands):

	Lease Obligations
	Operating	Capital	Total
2007 (a)	$106	$25	$131
2008	276	38	314
2009	83	1	84
2010	76	—	76

	541	64	605

Less interest	—	(4)	(4)

Total	$541	$60	$601

(a)	Reflects amounts payable over the last three months of 2007.
These future minimum lease payments include all facility leases for which we are contractually committed to make payments as of September 30, 2007.
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
The Company currently has employment agreements with certain senior executives that automatically renew each year unless either party gives at least thirty-days to one-year advance notice of non-renewal. These agreements provide for minimum salaries of $256,000 for the remainder of 2007, $456,000 for 2008, and $257,000 for a portion of 2009. The terms of these agreements include severance and health insurance coverage, ranging from three months to one year, as well as pro rated portions of target bonuses, up to an aggregate of approximately $904,000.
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
On June 1, 2007, the Company entered into that certain Stock and Warrant Purchase Agreement (the “Series B Purchase Agreement”) with certain investors (the “Investors”), whereby the Company sold certain Series B Preferred Stock to the Investors. As a condition to entering into the Purchase Agreement, the Investors requested that Mr. Lentz and the Company agree to amend the Employment Agreement to provide (i) that Mr. Lentz’s salary be reduced to $300,000 and (ii) that the Employment Agreement have a term of two years from the closing of the Series B Preferred Stock financing.
Prior to the Amendment, the Employment Agreement provided that (i) the initial term of the agreement was 2 years after the effective date of November 12, 2002 and that the term would renew for successive a one-year renewal terms thereafter, and (ii) the initial salary paid to Mr. Lentz would be $350,000 and that Mr. Lentz’s salary would never be less than the initial salary. At the time of the Amendment, Mr. Lentz’s annual salary was $380,000.
The Amendment provides that effective July 1, 2007, (i) the Employment Term shall extend to June 1, 2009 and that the term would renew for successive one-year renewal terms thereafter; and (ii) Mr. Lentz’s salary shall be $300,000, but that for purposes of the calculation of any bonus paid to Mr. Lentz or for the calculation of any severance due to Mr. Lentz, Mr. Lentz’s salary shall be deemed to be the greater of $380,000 or Mr. Lentz’s then current salary.
The Amendment also provides that (i) upon the closing of a Subsequent Financing (as defined in the Purchase Agreement), Mr. Lentz salary shall be $380,000; and (ii) upon the closing of a Subsequent Financing or a Change of Control of the Company (as defined in the Employment Agreement), the Company shall pay Mr. Lentz the difference between (a) the portion of the salary received by Mr. Lentz during the period between July 1, 2007 and the closing of the Subsequent Financing or Change in Control of the Company, and (b) the portion of salary Mr. Lentz would have received if the salary had been $380,000 during such period.

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
On December 5, 2006, the Second Circuit Court of Appeals vacated the District Court’s certification of the class action and remanded the case to the District Court for further proceedings. The District Court determined that the ruling by the Court of Appeals rendered it inappropriate to certify the settlement classes contemplated by the proposed settlement, and on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. On August 14, 2007, the plaintiffs filed (i) an Amended Master Complaint applicable to all cases in the coordinated proceedings, including the consolidated action against the Company, and (ii) six Supplemental Amended Complaints in six test cases (the “Focus Cases”). The action against the Company is not a Focus Case.
In September 2007, the individual officers and directors of Verticalnet named in the initial complaint entered into an addendum to a tolling agreement with the plaintiffs which extended the time by which plaintiffs could bring actions against the officers and directors until August 2010. In addition, by agreement with the plaintiffs, the time within which issuers not named in the Focus Cases, including the Company, must file motions to dismiss, answer or otherwise respond to the complaints in those actions was deferred pending further order of the Court. The Company does not believe that the outcome of these events will have a material impact on our financial position.
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

On May 9, 2006, CombineNet, Inc. (“CombineNet”) and Verticalnet entered into a Settlement Agreement and Release (the “CombineNet Settlement Agreement”) that resolved certain litigation commenced by CombineNet. The CombineNet Settlement Agreement provided, among other things, that (i) the Company pay CombineNet (a) $125,000 upon execution of the agreement; (b) $125,000 on July 31, 2006; and (c) beginning October 31, 2006, $50,000 per quarter for eight consecutive quarters; provided that this obligation will continue for so long as Verticalnet decides to continue offering certain optimization products; (ii) CombineNet granted Verticalnet a limited license to use the CombineNet’s technology through July 2006 in order to complete existing certain contracts; (iii) Verticalnet would permit an expert to review Verticalnet’s Advanced Sourcing RFX to determine whether certain elements of the RFX used or were derived from CombineNet’s technology; (iv) Verticalnet would permit the expert to review certain future Verticalnet optimization products to determine whether the new products used or were derived from CombineNet’s technology; and (v) that Verticalnet would pay the expert’s fees, both for an original review and for the future reviews set forth in sections (iii) and (iv) above. On June 16, 2006, the expert rendered his final report, and found that neither Verticalnet’s Advanced Sourcing RFX nor its new optimization products were derived from CombineNet’s CEDL technology. During the nine months ended September 30, 2006, the Company recorded $730,000 in litigation and settlement costs for the CombineNet Settlement Agreement and related costs. As of September 30, 2007, the Company has paid $450,000 of the total settlement obligation, and has a remaining obligation of $200,000.
We are also a party to various lawsuits and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolutions with respect to all of the above actions will not have a material adverse effect on our financial position, liquidity, or results of operations.
(9) Capital Stock
At September 30, 2007, our amended and restated Articles of Incorporation provide us the authority to issue 15,000,000 shares of common stock and 35,000,000 shares of blank check preferred stock.
At December 31, 2006, our amended and restated Articles of Incorporation provide us the authority to issue 2,678,571 shares of common stock and 10,000,000 shares of blank check preferred stock.
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
On January 30, 2007, the Company granted 16,477 shares of restricted stock awards to employees. The fair market value at the time of grant was $11,000. The restricted stock grant vests on the one year anniversary from the date of grant. During the nine months ended September 30, 2007, the Company did not grant any stock options.
Stock-based Compensation Expense
Total stock-based compensation relating to stock option and restricted stock was recorded for the three and nine months ended September 30, 2007 and 2006, respectively, to various operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$3	$24	$13	$238
Research and development	1	46	31	184
Sales and marketing	12	105	59	347
General and administrative	4	175	41	645

	$20	$350	$144	$1,414

There were no exercises of restricted units during the three months ended September 30, 2007. The Company received $3,000 in cash for the exercise of restricted units during the three months ended September 30, 2006. The Company received $3,000 and $11,000 in cash for the exercise of restricted units during the nine months ended September 30, 2007 and 2006, respectively. There were no exercises of stock options during the three ended September 30, 2007 and 2006.

(10) Restructuring
During the nine months ended September 30, 2007, there were no restructuring charges recorded.
During the nine months ended September 30, 2006, we incurred additional net restructuring charges of $195,000 in connection with strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs. The aggregate remaining restructuring accrual at September 30, 2006 was $8,000. The Company completed all payments relating to this restructuring accrual by January 2007.
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
Information regarding revenues for the three and nine months ended September 30, 2007 and 2006 and long-lived assets (excluding goodwill and intangibles) in geographic areas as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
United States	$2,236	$3,411	$7,648	$10,295
International	802	762	2,223	1,979

Total revenues	$3,038	$4,173	$9,871	$12,274

	September 30,	December 31,
	2007	2006
Long-lived Assets:
United States	$461	$1,300
International	14	36

	$475	$1,336

Revenues are allocated to countries based on the location of the Company’s subsidiaries providing the product or services. The Company’s international revenues were derived primarily from sales in Europe.
(12) Interest and Other Expense (Income), Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense, net	$433	$1,199	$1,301	$2,707
Perpetual licensing transaction	(23)	—	(800)	—
Change in fair value of derivative liabilities	6	(64)	(153)	(1,265)
Change in fair value of warrant liabilities	(994)	—	596	—
Loss on asset disposal	316	—	316	—
Transaction loss (gain)	1	9	8	47
Other expenses (income), net	(36)	1	(34)	—

	$(297)	$1,145	$1,234	$1,489

Interest Expense, net
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the three months ended September 30, 2006, we recorded $308,000, as interest expense related to this amortization. During the nine months ended September 30, 2007 and 2006, we recorded $217,000 and $1.1 million, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Note and recorded as additional interest expense. During the three months ended September 30, 2007 and 2006, we recorded $93,000 and $452,000, respectively, as interest expense related to this amortization. During the nine months ended September 30, 2007 and 2006, we recorded $252,000 and $674,000, respectively, as interest expense related to this amortization.
During the three months ended September 30, 2007 and 2006, the Company recorded $21,000 and $211,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the nine months ended September 30, 2007 and 2006, the Company recorded $120,000 and $467,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note.
Perpetual Licensing Transaction
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
Change in Fair Value of Derivative Liabilities
As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $76,000 and $229,000 as of September 30, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the accompanying condensed consolidated balance sheet.
Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended September 30, 2007 and 2006, we recorded a non-cash benefit of $6,000 and $64,000, respectively. During the nine months ended September 30, 2007 and 2006, we recorded a non-cash benefit of $153,000 and $1.3 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a charge to interest and other expense (income), net in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
Change in Fair Value of Warrant Liabilities
As a result of certain features contained in our Series B Preferred Stock and related warrants, we were required under U.S. generally accepted accounting principles to record warrant liabilities within non- current liabilities. As a result of proposals passed at our shareholder meeting on August 15, 2007 the certain features were no longer determined to be liabilities and therefore the Series B Preferred Stock and related warrants are now classified as part of shareholders’ equity on the accompanying condensed consolidated balance sheet. Until the shareholder’s meeting we were required to revalue the warrants and the change from the prior period was recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2007, we recorded a non-cash charge of $26,000 and a non-cash benefit of $64,000, respectively. Changes in the fair value of the warrant liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of warrant liabilities in the condensed consolidated statement of operations. The fair value of the warrant liabilities are directly affected by the change in the market value of our stock.

Loss on Asset Disposal
On August 6, 2007, the Company and 261 Fifth Avenue TIC Owner LLC and Normandy 261 5th Ave, LLC (collectively, the “Landlord”) entered into a Cancellation Agreement (the “Cancellation Agreement”). The Cancellation Agreement terminated the Agreement of Lease (the “Lease”) entered into with respect to certain office space leased by the Company in New York, New York (the “Premises”). The Lease was entered into in August 2000 by Tigris Corp. and was transferred to the Company when it acquired Tigris Corp. in January 2004. The expiration date of the Lease was originally December 31, 2010. As a result of the termination of the lease we wrote off $316,000 represented the net carrying value of all leasehold improvements. In addition, the Company recorded approximately $174,000 in costs associated with the termination of the New York City office lease. These costs are recorded as part of operating expenses in the condensed consolidated statement of operations.
(13) Subsequent Event
Merger Agreement
On October 25, 2007, Verticalnet and BravoSolution S.p.A, a corporation organized under the laws of Italy (“BravoSolution”), and BravoSolution U.S.A., Inc., a Pennsylvania corporation and wholly-owned subsidiary of BravoSolution (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of BravoSolution (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger: (i) all outstanding shares of common stock of the Company will be converted into the right to receive $2.56 per share in cash without interest (the “Common Consideration”); (ii) all outstanding shares of Series B Preferred Stock of the Company will be converted into the right to receive either $0.38750 or $0.26875 per share in cash (in accordance with the Merger Agreement) without interest; and (iii) all outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company (the “Series C Preferred Stock”) will be canceled and retired, and no payment or distribution shall be made with respect thereto. The total purchase price is approximately $15.2 million.
The Merger Agreement also provides for the cancellation of options, warrants, and restricted stock units to purchase shares of the Company’s common stock (other than certain specified securities), to the extent outstanding and unexercised immediately prior to the effective time of the Merger. Holders of such securities will receive from the Company an amount (without interest and subject to any required tax withholding), if any, in cash equal to the number of shares of Company common stock subject to the security multiplied by the excess, if any, of the Common Consideration over the exercise or conversion price per share of Company common stock underlying such security.
The Company will call and hold a special shareholder meeting as soon as reasonably practicable for the purpose of voting on the adoption of the Merger Agreement and the related Plan of Merger, and the approval of the Merger. The Company’s Board of Directors has unanimously approved the Merger Agreement, the related Plan of Merger and the Merger, and recommends that the Company’s shareholders approve the Merger. Consummation of the Merger is subject to customary conditions, including, among other things, approval of the Merger Agreement and the related Plan of Merger by the Company’s shareholders.
Pursuant to the Merger Agreement, the Company will solicit alternative acquisition proposals from third parties through November 19, 2007. After this period, the Company is not permitted to solicit other proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In specific circumstances termination fees must be paid if the merger is not completed.
Series C Preferred Stock Purchase Agreement
In connection with the execution of the Merger Agreement, on October 25, 2007, the Company entered into a Stock Purchase Agreement (“Series C Purchase Agreement”) with Merger Sub. Pursuant to the Series C Purchase Agreement, Merger Sub purchased 322,007 shares of Series C Preferred Stock for a purchase price of $824,338. The shares of Series C Preferred Stock were issued at the closing of the transactions contemplated by the Purchase Agreement on October 31, 2007.
In accordance with the terms of the Statement of Designation with Respect to the Shares of Series C Preferred Stock filed by the Company on October 26, 2007 with the Secretary of State of the Commonwealth of Pennsylvania (the “Statement of Designation”), the Series C Preferred Stock is convertible into Common Stock on a one-for-one basis, subject to adjustment. The Series C Preferred Stock transaction resulted in net proceeds to the Company of approximately $800,000 after deducting estimated offering costs and fees. The Company intends to use the proceeds from the share issuance for immediate working capital needs. Merger Sub will be entitled to vote on the Merger with respect to these shares of Series C Preferred Stock, subject to certain restrictions set forth in the Statement of Designation.
In addition, the Company entered into a Registration Rights Agreement with Merger Sub whereby the Company granted certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series C Preferred Stock.

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
We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2006. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine month period ending September 30, 2007 as set forth herein.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software and software related	55.0%	56.1%	49.5%	47.0%
Services	45.0%	43.9%	50.5%	53.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of software and software related	11.4%	12.7%	10.7%	13.9%
Cost of services	29.8%	25.1%	32.2%	33.7%
Amortization of acquired technology and customer contracts	3.9%	6.5%	6.3%	6.3%

Total cost of revenues	45.0%	44.3%	49.1%	53.8%

Gross profit	55.0%	55.7%	50.9%	46.2%

Operating expenses:
Research and development	27.1%	28.8%	28.5%	33.2%
Sales and marketing	38.6%	39.1%	38.5%	44.5%
General and administrative	42.0%	37.1%	36.9%	39.8%
Litigation and settlement costs	—	0.1%	—	8.4%
Restructuring charges (reversals)	—	(0.5%)	—	1.6%
Impairment charge for goodwill	—	—	—	80.5%
Amortization of other intangible assets	2.8%	4.8%	2.9%	5.4%

Total operating expenses	110.5%	109.4%	106.9%	213.4%

Operating loss	(55.5%)	(53.7%)	(56.0%)	(167.1%)

Interest and other expense (income), net	(9.8%)	27.4%	12.5%	12.1%

Net loss	(45.7%)	(81.1%)	(68.5%)	(179.3%)

EMPLOYEE HEADCOUNT BY CLASSIFICATION

	September 30,
	2007			2006
		Dedicated			Dedicated
		Offshore			Offshore
	Employees	Consultants	Total	Employees	Consultants	Total
Cost of revenues	26	7	33	35	4	39
Research and development	18	11	29	24	23	47
Sales and marketing	21	—	21	25	—	25
General and administrative	13	—	13	18	—	18

Total	78	18	96	102	27	129

Revenues

	Three Months Ended				Nine Months Ended
(in thousands)	September 30,		Difference		September 30,		Difference
	2007	2006	$	%	2007	2006	$	%
Software and software related	$1,671	$2,343	$(672)	(28.7%)	$4,890	$5,774	$(884)	(15.3%)
Services	1,367	1,830	(463)	(25.3%)	4,981	6,500	(1,519)	(23.4%)

Total revenues	$3,038	$4,173	$(1,135)	(27.2%)	$9,871	$12,274	$(2,403)	(19.6%)

Revenue Concentration
As of and for the nine months ended September 30, 2007 and 2006, revenues and amounts due from our largest customers were as follows (in thousands):

	2007			2006
	Accounts			Accounts
	Receivable		% of Total	Receivable		% of Total
Customer	Balance (a)	Revenues	Revenues	Balance (a)	Revenues	Revenues
A	$59	$457	4.60%	$154	$1,460	11.9%
B	44	564	5.7	85	2,049	16.7
All others, net of allowance (b)	3,373	8,850	89.7	4,618	8,765	71.4

Total	$3,476	$9,871	100.0%	$4,857	$12,274	100.0%

(a)	Represents both billed and unbilled amounts.

(b)	Total includes unbilled amounts as of September 30, 2007 and 2006 of $343,000 and $817,000, respectively.
Revenues from the same customers for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007		2006
		% of Total		% of Total
Customer	Revenues	Revenues	Revenues	Revenues
A	$112	3.7%	$240	5.8%
B	135	4.4	1,013	24.3
All others	2,791	91.9	2,920	69.9

Total	$3,038	100.0%	$4,173	100.0%

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
As presented in the table above, the decrease in total revenues for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the decrease in revenues generated from our two largest customers in 2006, which decreased by approximately $2.5 million. This decrease was offset by a continuing increase in revenues from our core offerings. Since 2002, Customer B has been one of our largest customers, however, due to where we are in the lifecycle of the relationship, the customer’s need for our services is decreasing and we expect the revenue we will be generating from them will continue to decrease. With regard to Customer A, we have experienced a decrease in revenue levels in 2007 and we expect the decrease to continue. Historically, revenues generated from Customer A have varied significantly by quarter.

The Company recognizes revenue from the commissions on third-party reseller arrangements upon delivery of the related license to the end user customer by the software vendor, as well as compliance with the other revenue recognition criteria. During the three and nine months ended September 30, 2007, the Company recorded $151,000 and $356,000, respectively, in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software. During the three and nine months ended September 30, 2006, the Company recorded $68,000 and $302,000, respectively, in third party software reseller commissions, primarily as a result of our relationship with IBM in the United Kingdom and the sale of their software.
The Company continues to sign additional software and software related agreements. During the three months ended September 30, 2007, the Company entered into 9 new software and software related agreements with customers for a total value of $1.6 million compared to 16 new software and software related agreements for a total value of $4.6 million during the same period in 2006. During the nine months ended September 30, 2007, the Company entered into 19 new software and software related agreements with customers for a total value of $4.1 million compared to 32 new software and software related agreements for a total value of $6.8 million during the same period in 2006. However, as discussed above, under applicable accounting guidance we recognize the software revenues ratably over the term of the contract and, therefore, it is not reflected in its entirety in revenue during the three and nine months ended September 30, 2007.
Cost of Revenues

	Three Months Ended				Nine Months Ended
(in thousands)	September 30,		Difference		September 30,		Difference
	2007	2006	$	%	2007	2006	$	%
Cost of software and software related	345	529	(184)	(34.8%)	1,053	1,702	(649)	(38.1%)
Cost of services	904	1,047	(143)	(13.7%)	3,178	4,131	(953)	(23.1%)
Amortization of acquired technology and customer contracts	117	272	(155)	(57.0%)	617	768	(151)	(19.7%)

Total cost of revenues	1,366	1,848	(482)	(26.1%)	4,848	6,601	(1,753)	(26.6%)

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
Software and software related costs decreased by approximately $184,000 during the three months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to the reduction in hosting costs, headcount related costs, off-shore resources, and stock based compensation of $63,000, $94,000, $29,000, and $19,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider.
Software and software related costs decreased by approximately $649,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to the reduction in hosting costs, headcount related costs, off-shore resources, and stock based compensation of $289,000, $222,000, $98,000, and $62,000, respectively. These reductions are the result of the Company’s efforts to remove costs from its ongoing operations and were achieved as a result of the Company’s shift from onshore to offshore resources and by the Company switching to a different third-party hosting provider.
Cost of Services
Cost of services includes the cost of Company and third-party consultants who are primarily responsible for the software implementations and configurations, as well as providing other supply chain consulting services, and related infrastructure costs.
The decrease in service related costs during the three months ended September 30, 2007 was attributed to a reduction in headcount related costs, travel and entertainment costs and billable reimbursed expense costs of $196,000, $11,000 and $58,000, respectively, as compared to the same period in 2006. These decreases were offset by increases third-party consulting, infrastructure and other service costs of $64,000, $39,000 and $19,000, respectively, as compared to the same period in 2006.

The decrease in service related costs during the nine months ended September 30, 2007 was attributed to a reduction in headcount related costs, travel and entertainment costs, stock based compensation, billable reimbursed expenses, and infrastructure costs of $748,000, $72,000, $162,000, $245,000, and $51,000, respectively, as compared to the same period in 2006. These decreases were offset by increases third-party consulting and other service costs of $262,000 and $63,000, respectively, as compared to the same period in 2006.
Amortization of Acquired Technology and Customer Contracts
Amortization of acquired technology and customer contracts decreased for the three and nine months ended September 30, 2007 as compared to the same period in 2006 was a result of the completion of amortization of certain intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively.
Operating Expenses

	Three Months Ended				Nine Months Ended
(in thousands)	September 30,		Difference		September 30,		Difference
	2007	2006	$	%	2007	2006	$	%
Research and development	824	1,201	(377)	(31.4%)	2,811	4,074	(1,263)	(31.0%)
Sales and marketing	1,172	1,630	(458)	(28.1%)	3,804	5,464	(1,660)	(30.4%)
General and administrative	1,276	1,547	(271)	(17.5%)	3,645	4,885	(1,240)	(25.4%)
Litigation and settlement costs	—	6	(6)	(100.0%)	—	1,032	(1,032)	(100.0%)
Restructuring charges (reversals)	—	(21)	21	(100.0%)	—	195	(195)	(100.0%)
Impairment charges for goodwill and intangible assets	—	—	—	n/a	—	9,877	(9,877)	(100.0%)
Amortization of other intangible assets	86	201	(115)	(57.2%)	288	660	(372)	(56.4%)

Total operating expenses	3,358	4,564	(1,206)	(26.4%)	10,548	26,187	(15,639)	(59.7%)

Operating expenses, including cost of revenues, decreased to $4.7 million in the three months ended September 30, 2007 compared to $6.4 million in the three months ended September 30, 2006. The decrease in operating expenses is primarily a result of an overall decline in operating costs due to the cost cutting measures initiated in 2006 and 2007.
Operating expenses, including cost of revenues, decreased to $15.4 million in the nine months ended September 30, 2007 compared to $32.8 million in the nine months ended September 30, 2006. The decrease in operating expenses is primarily attributable to the elimination of litigation and settlement cost, restructuring charges, an impairment charge for goodwill of $9.9 million, and an overall decline in operating costs due to the cost cutting measures initiated in 2006 and 2007.
Research and Development
Research and development costs consist primarily of headcount related costs of the Company’s product strategy, development, and testing employees and offshore development contractors, as well as related infrastructure costs.
During the three months ended September 30, 2007, the decrease in research and development costs were primarily the result of the reduction in historical headcount related costs, third-party consulting costs (other than off-shore development), stock based compensation, software license costs, and off-shore resources of $172,000, $116,000, $45,000, $16,000 and $48,000, respectively. These costs decreases were offset by in increase in other related costs of $20,000. The Company has taken many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.
During the nine months ended September 30, 2007, the decrease in research and development costs were primarily the result of the reduction in historical headcount related costs, third-party consulting costs (other than off-shore development), off-shore resources, and stock based compensation of $573,000, $281,000, $182,000, and $153,000, respectively. These costs were further reduced by a decrease in software license costs, and other related costs of $56,000 and $18,000, respectively. The Company has taken many steps to lower its overall cost structure, including the reduction of personnel. We have seen the impact of these cost reductions and we expect to continue to see their impact going forward.
As of September 30, 2007, the Company had a total of 29 people dedicated to development, which includes 11 dedicated offshore developers, compared to a total development headcount of 47, including 23 dedicated offshore developers as of September 30, 2006.

Sales and Marketing
Sales and marketing expenses consist primarily of headcount related costs, as well as incentive compensation for sales and marketing employees, related travel and infrastructure expenses, and third-party marketing costs.
There was a decrease in sales and marketing expenses for the three months ended September 30, 2007 as compared to the same period in 2006. Accounting for the decrease were decreases in historical headcount related costs, stock based compensation, marketing expenses, such as advertising, public relations, and trade show costs, infrastructure and other sales and marketing costs of $252,000, $93,000, $80,000, $10,000, and $23,000, respectively. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.
There was a decrease in sales and marketing expenses for the nine months ended September 30, 2007 as compared to the same period in 2006. Accounting for the decrease were decreases in historical headcount related costs, marketing expenses, such as advertising, public relations, and trade show costs, stock based compensation, travel and entertainment costs, infrastructure and other sales and marketing costs of $772,000, $348,000, $288,000, $107,000, $63,000 and $82,000, respectively. We have seen the impact of our cost reductions on sales and marketing expenses and we expect to continue to see their impact going forward.
General and Administrative
General and administrative expenses consist primarily of headcount related costs for our executive, administrative, finance, legal, and human resources personnel, as well as related infrastructure costs. In addition, general and administrative expenses include directors and officers insurance, and audit, legal, and other professional fees.
The decrease in general and administrative expenses for the three months ended September 30, 2007 was primarily a result of historical headcount costs, stock based compensation, professional fees, and insurance costs of $91,000, $170,000, $145,000, and $28,000, respectively, as compared to the same period in 2006. These costs were offset by an increase in infrastructure, public company, general consulting and other general and administrative costs of $25,000, $70,000, $50,000 and $18,000, respectively, as compared to the same period in 2006. These decreases are a result of the Company’s continuing commitment to control its costs.
The decrease in general and administrative expenses for the six months ended September 30, 2007 was primarily a result of stock based compensation, historical headcount costs, insurance costs, tax expense, professional fees, and other general and administrative costs of $603,000, $461,000, $109,000, $50,000, $179,000, and $73,000, respectively, as compared to the same period in 2006. These costs were offset by an increase in infrastructure, public company, and general consulting costs of $120,000, $64,000 and $51,000, respectively, as compared to the same period in 2006. These decreases are a result of the Company’s continuing commitment to control its costs.
Litigation and Settlement Costs
During the three and nine months ended September 30, 2007, there were no litigation and settlement costs recorded.
During the three months ended September 30, 2006, the Company recorded $6,000 of general litigation expenses. For the nine months ended September 30, 2006, the Company recorded $730,000 in expenses for a settlement relating to a suit filed by a former partner, and now a competitor, charging that Tigris, a company Verticalnet acquired in 2004, had appropriated certain trade secrets from the former partner in a period prior to Verticalnet’s acquisition and that Verticalnet was improperly continuing to use these trade secrets. In addition, the Company incurred litigation related expenses of $302,000 relating to the Jodek Case (see Note 8 to the condensed consolidated financial statements).
Restructuring Charges
During the three and nine months ended September 30, 2007, there were no restructuring charges recorded.
During the three months ended September 30, 2006, we reversed $21,000 of the $238,000 restructuring charges previously recorded during the three months ended March 31, 2006. These restructuring charges were recorded in connection with the Company’s strategic and organizational initiatives designed to realign business operations, eliminate acquisition related redundancies, and reduce costs.

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
As of September 30, 2007 and October 31, 2007, the fair value of the Company (based on market capitalization as well as the transaction described in Note 13) was greater than the carrying value of the Company’s net assets. Accordingly, no impairment was indicated. As of September 30, 2007, and through the date of the filing of this Form 10-Q, the Company’s market value has continued to decline. If our market value continues to decline, we may get to a point where an additional impairment charge would be necessary. At that time, we may be required to record a significant charge to earnings in our financial statements during the period in which the amount of the impairment of our goodwill or amortizable intangible assets is determined.
Amortization of Other Intangible Assets
The decrease in amortization of other intangible assets during the three and nine month ended September 30, 2007 as compared to the same periods in 2006 was a result of the completion of amortization of certain other intangible assets acquired from the Tigris and B2eMarkets acquisitions, which occurred in January 2004 and July 2004, respectively, offset by the addition of the amortization of other intangible assets acquired from the Digital Union acquisition which occurred in July 2005.
Interest and Other Expense (Income), Net
Interest and other expense (income), net is comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense, net	$433	$1,199	$1,301	$2,707
Perpetual licensing transaction	(23)	—	(800)	—
Change in fair value of derivative liabilities	6	(64)	(153)	(1,265)
Change in fair value of warrant liabilities	(994)	—	596	—
Loss on asset disposal	316	—	316	—
Transaction loss (gain)	1	9	8	47
Other expenses (income), net	(36)	1	(34)	—

	$(297)	$1,145	$1,234	$1,489

Interest Expense, net
At the time of the issuance of the Convertible Notes, we recorded a debt discount of $2.4 million related to the derivative liabilities. This amount is being amortized over the life of the Convertible Notes and recorded as additional interest expense. During the three months ended September 30, 2006, we recorded $308,000, as interest expense related to this amortization. During the nine months ended September 30, 2007 and 2006, we recorded $217,000 and $1.1 million, respectively, as interest expense related to this amortization.
At the time of the issuance of the Discount Note, we recorded a debt discount of $1.3 million. This amount is being amortized over the life of the Discount Note and recorded as additional interest expense. During the three months ended September 30, 2007 and 2006, we recorded $93,000 and $425,000, respectively, as interest expense related to this amortization. During the nine months ended September 30, 2007 and 2006, we recorded $253,000 and $674,000, respectively, as interest expense related to this amortization.
During the three months ended September 30, 2007 and 2006, the Company recorded $21,000 and $211,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note. During the nine months ended September 30, 2007 and 2006, the Company recorded $120,000 and $467,000, respectively, of interest expense related to the amortization of deferred financing costs related to the Convertible Notes and the Discount Note.

Perpetual Licensing Transaction
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
Change in Fair Value of Derivative Liabilities
As a result of certain features contained in our Convertible Notes and related warrants, we were required under U.S. generally accepted accounting principles to record derivative liabilities, which have an aggregate fair value of $76,000 and $229,000 as of September 30, 2007 and December 31, 2006, respectively, and are recorded as part of accrued expenses on the accompanying condensed consolidated balance sheet.
Each quarter, we are required to revalue the derivative liabilities and the change from the prior period will be recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three months ended September 30, 2007 and 2006, we recorded a non-cash benefit of $6,000 and $64,000, respectively. During the nine months ended September 30, 2007 and 2006, we recorded a non-cash benefit of $153,000 and $1.3 million, respectively. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a change in fair value of derivative liabilities in the condensed consolidated statement of operations. The fair value of the derivative liabilities are directly affected by the change in the market value of our stock.
Change in Fair Value of Warrant Liabilities
As a result of certain features contained in our Series B Preferred Stock and related warrants, we were required under U.S. generally accepted accounting principles to record warrant liabilities within non- current liabilities. As a result of proposals passed at our shareholder meeting on August 15, 2007 the certain features were no longer determined to be liabilities and therefore the Series B Preferred Stock and related warrants are now classified as part of shareholders’ equity on the accompanying condensed consolidated balance sheet. Until the shareholder’s meeting we were required to revalue the warrants and the change from the prior period was recorded as a non-cash charge or benefit in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2007, we recorded a non-cash benefit of $1.0 million and a non-cash charge of $596,000, respectively. Changes in the fair value of the warrant liabilities are primarily measured using the Black-Scholes valuation model and are recorded as a charge to interest and other expense (income), net in the condensed consolidated statement of operations. The fair value of the warrant liabilities are directly affected by the change in the market value of our stock.
Loss on Asset Disposal
On August 6, 2007, the Company and 261 Fifth Avenue TIC Owner LLC and Normandy 261 5th Ave, LLC (collectively, the “Landlord”) entered into a Cancellation Agreement (the “Cancellation Agreement”). The Cancellation Agreement terminated the Agreement of Lease (the “Lease”) entered into with respect to certain office space leased by the Company in New York, New York (the “Premises”). The Lease was entered into in August 2000 by Tigris Corp. and was transferred to the Company when it acquired Tigris Corp. in January 2004. The expiration date of the Lease was originally December 31, 2010. As a result of the termination of the lease, we wrote off $316,000 represented the net carrying value of all leasehold improvements. In addition, the Company recorded approximately $174,000 in costs associated with the termination of the New York City office lease. These costs are recorded as part of operating expenses in the condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES
The following table highlights key financial measurements of the Company:

(in thousands)	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$642	$2,809
Accounts receivable, net	$3,476	$3,877
Working capital (deficit)	$(9,449)	$(4,160)
Current ratio	0.36	0.64
Deferred revenues	$4,880	$4,613
Total debt and other non-current liabilities, including current portion and derivative liabilities	$5,724	$7,669

	Nine Months Ended September 30,
	2007	2006
Cash flow activities:
Net cash used in operating activities	$(2,780)	$(3,798)
Net cash provided by investing activities	116	32
Net cash provided by financing activities	520	3,343
Historically, the Company has funded itself primarily through the sale of equity and debt instruments, as well as revenue from operations.
Operating activities
During the nine months ended September 30, 2007, net cash used in operating activities was approximately $2.8 million and was primarily a result of the net loss from operations of $6.7 million, offset by a $2.7 million in other non-cash charges, an increase of $178,000 in accounts payable and accrued expenses, an increase of $267,000 in deferred revenues, and a decrease of $401,000 in accounts receivable and a decrease of $288,000 prepaid expenses and other assets.
Investing activities
During the nine months ended September 30, 2007, net cash provided by investing activities was $116,000 which was primarily due to the decrease of $155,000 in restricted cash resulting from the early termination of our New York City office lease (see Note 12 to the condensed consolidated financial statements) offset by $39,000 in to capital expenditures.
Financing activities
On October 25, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BravoSolution S.p.A, a corporation organized under the laws of Italy (“BravoSolution”), and BravoSolution U.S.A., Inc., a Pennsylvania corporation and wholly-owned subsidiary of BravoSolution (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of BravoSolution (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger: (i) all outstanding shares of common stock of the Company will be converted into the right to receive $2.56 per share in cash without interest (the “Common Consideration”); (ii) all outstanding shares of Series B Preferred Stock of the Company will be converted into the right to receive either $0.38750 or $0.26875 per share in cash (in accordance with the Merger Agreement) without interest; and (iii) all outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company (the “Series C Preferred Stock”) will be canceled and retired, and no payment or distribution shall be made with respect thereto.
We will call and hold a special shareholder meeting as soon as reasonably practicable for the purpose of voting on the adoption of the Merger Agreement and the related Plan of Merger, and the approval of the Merger. Our Board of Directors has unanimously approved the Merger Agreement, the related Plan of Merger and the Merger, and recommends that our shareholders approve the Merger. Consummation of the Merger is subject to customary conditions, including, among other things, approval of the Merger Agreement and the related Plan of Merger by our shareholders. However, no assurance can be given that we will be able to complete the Merger.
In connection with the execution of the Merger Agreement, on October 25, 2007, we entered into a Stock Purchase Agreement (“Series C Purchase Agreement”) with Merger Sub. Pursuant to the Series C Purchase Agreement, Merger Sub purchased 322,007 shares of Series C Preferred Stock for a purchase price of $824,338. The shares of Series C Preferred Stock were issued at the closing of the transactions contemplated by the Series C Purchase Agreement on October 31, 2007. The Series C Preferred Stock transaction resulted in net proceeds to the Company of approximately $800,000 after deducting the estimated offering costs and fees.

Pursuant to the Merger Agreement, the Company will solicit alternative acquisition proposals from third parties through November 19, 2007. After this period, the Company is not permitted to solicit other proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In specific circumstances termination fees must be paid if the merger is not completed.
In the event that the transaction discussed above or an alternative transaction is not completed within the timeframe described above, the company’s current liquidity position will continue to create challenges for the business. Due to our lower than expected billings for the first nine months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result we have taken action over the last twelve months to reduce expenses and would expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note (the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note.
Over the last year we have undertaken a lengthy and extensive process to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future, should the BravoSolution transaction or an alternative transaction not occur. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of September 30, 2007 was $2.00 per share (as adjusted for the reverse stock split), may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.
As of September 30, 2007, the outstanding principal amount of $5.3 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by approximately $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders. In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of September 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.
On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Series B Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Series B Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.
The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount Note. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.

Contractual Commitments
The following table outlines future contractual commitments (see Notes 2, 5, 7, and 8 to the condensed consolidated financial statements):
Expected Cash Payment by Period
(in thousands)

	2007(a)	2008	2009	2010	2011	Thereafter	Total
Senior subordinated discount notes (b)	$325	$5,629	$—	$—	$—	$—	$5,954
Operating leases	106	276	83	75	—	—	540
Capital leases (c)	25	38	1	—	—	—	64
Liability settlement (d)	50	150	—	—	—	—	200
Tenant improvement loan (e)	3	7	—	—	—	—	10
Insurance financing (f)	176	36	—	—	—	—	212
Employment agreements (g)	256	456	257	—	—	—	969
Other obligations (h)	14	12	—	—	—	—	26

Total	$955	$6,604	$341	$75	$—	$—	$7,975

(a)	Reflects amounts payable over the last three months of 2007.

(b)	Senior subordinated discount note include future interest obligations.

(c)	Capital lease balances include future interest obligations.

(d)	Liability settlement balances include future interest obligations.

(e)	Tenant improvement loan balances include future interest obligations.

(f)	Relates to insurance policy financing in 2007.

(g)	Represents minimum salaries due to certain executives based on existing employment agreements. In addition, these agreements provide for additional payments upon employee separation of approximately $904,000.

(h)	Relates to third-party hosting facilities and minimum off-shore development resources commitments.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2007 and December 31, 2006, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We develop products primarily in the United States of America and India and market our products primarily in the United States of America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our non-U.S. sales are priced in currencies other than the U.S. dollar, a strengthening of the dollar versus the Euro or the British Pound may reduce the level of reported revenues. If any of the events described above were to occur, our net sales could be seriously impacted, since a growing portion of our net sales are derived from international operations. For the nine months ended September 30, 2007 and 2006, approximately 23%, and 16%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. For the three months ended September 30, 2007 and 2006, approximately 26% and 18%, respectively, of our total revenues were derived from sales in currencies other than the U.S. dollar. Our U.S. dollar earnings and net cash flows from international operations may also be adversely affected by changes in foreign currency exchange rates.
Interest Rate Risk
Other than the Convertible Notes and the Discount Note, our exposure to market risk related changes in interest rates relates primarily to our cash and cash equivalents. We have invested in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure we may have to any one issue, issuer, or type of investment. Due to the nature and size of our investment portfolio, we believe that a sudden change in interest rates would not have a material effect on the value of the portfolio since in most cases the average yield on our investments is approximately 5.1% at September 30, 2007. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.
Derivatives
On August 16, 2005, the Company issued the Convertible Notes to the Convertible Note Holders (see Note 5 to the condensed consolidated financial statements). The Convertible Notes are convertible into shares of Verticalnet’s common stock, at the option of the convertible note holders, at a fixed conversion price of $4.90 per share (the “Conversion Price”), subject to adjustment upon certain conditions, including certain issuances of stock at a price below $4.90 per share, stock dividends or splits, and distributions of equity, debt, or assets. The Company also issued to the convertible note holders warrants to purchase an aggregate of 84,268 shares of Verticalnet common stock at an exercise price of $7.04 per share. The warrants are exercisable after six months from the closing date of the Convertible Notes for a period of five years from the closing date. The term of the warrants can be extended by the convertible note holders for the number of days that the shares underlying the warrants are not saleable as a result of the suspension of trading of the Company’s common stock on an applicable trading market and if the convertible note holders are not permitted to use the prospectus included in the registration statement for the resale of the shares.
In accordance with SFAS No. 133, and related amendments and guidance, the conversion and prepayment feature are considered a derivative instrument and are required to the extent not already a free standing contract, to be bifurcated from the debt instrument and accounted for separately. In addition, to the extent the related debt instrument is outstanding, the warrant is accounted for as a liability due to the existence of certain provisions in the instrument. As a result, the Company recorded a total aggregate derivative liability of $2.4 million as of August 16, 2005. The derivative liabilities consist of the conversion and prepayment feature, and the warrants which were both valued at $1.2 million. Changes in the fair value of the derivative liabilities are primarily measured using the Black-Scholes valuation model and are recorded in the consolidated statement of operations. The fair value of the derivatives is directly affected by the change in the market value of the Company’s common stock. As of September 30, 2007, the fair value of the derivative liabilities for the warrants was $76,000. As of December 31, 2006, the fair value of the derivative liabilities for the conversion and prepayment feature and the warrants was $119,000 and $110,000, respectively.
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

On June 1, 2007, the Company entered into a Share and Warrant Purchase Agreement (“Series B Purchase Agreement”) with several individual and institutional investors (the “Investors”) (see Note 6 to the condensed consolidated financial statements). Under the terms of the Series B Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in cash and $600,000 of debt loaned to the Company in early May that automatically converted into the Preferred Stock on a dollar-for-dollar basis. In connection with the Series B Preferred Stock issuance, on August 16, 2007, the Company issued the Investors warrants to purchase 543,750 shares of common stock with an exercise price per share equal to $2.64 and warrants to purchase 543,750 shares of common stock with an exercise price per share equal to $5.60. In addition, the Company issued the placement agent for the Series B Preferred Stock transaction warrants to purchase 54,375 shares of common stock with an exercise price of $2.64 per share and warrants to purchase 54,375 shares of common stock with an exercise price of $5.60 per share. These warrants are exercisable after 185 days after August 16, 2007 and have a 5 year term. The warrants were valued by the Company at $1,736,000 as of the date of the closing of the Purchase Agreement. Prior to the increase in amount of authorized shares of common stock to 120,000,000 shares, the warrants were accounted for as a liability by the Company. Changes in the fair value of this derivative liability are recorded in the consolidated statement of operations.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2007 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
On October 25, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BravoSolution S.p.A, a corporation organized under the laws of Italy (“BravoSolution”), and BravoSolution U.S.A., Inc., a Pennsylvania corporation and wholly-owned subsidiary of BravoSolution (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of BravoSolution (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger: (i) all outstanding shares of common stock of the Company will be converted into the right to receive $2.56 per share in cash without interest (the “Common Consideration”); (ii) all outstanding shares of Series B Preferred Stock of the Company will be converted into the right to receive either $0.38750 or $0.26875 per share in cash (in accordance with the Merger Agreement) without interest; and (iii) all outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company (the “Series C Preferred Stock”) will be canceled and retired, and no payment or distribution shall be made with respect thereto.

We will call and hold a special shareholder meeting as soon as reasonably practicable for the purpose of voting on the adoption of the Merger Agreement and the related Plan of Merger, and the approval of the Merger. Our Board of Directors has unanimously approved the Merger Agreement, the related Plan of Merger and the Merger, and recommends that our shareholders approve the Merger. Consummation of the Merger is subject to customary conditions, including, among other things, approval of the Merger Agreement and the related Plan of Merger by our shareholders. However, no assurance can be given that we will be able to complete the Merger.
In connection with the execution of the Merger Agreement, on October 25, 2007, we entered into a Stock Purchase Agreement (“Series C Purchase Agreement”) with Merger Sub. Pursuant to the Series C Purchase Agreement, Merger Sub purchased 322,007 shares of Series C Preferred Stock for a purchase price of $824,338. The shares of Series C Preferred Stock were issued at the closing of the transactions contemplated by the Series C Purchase Agreement on October 31, 2007. The Series C Preferred Stock transaction resulted in net proceeds to the Company of approximately $800,000 after deducting the estimated offering costs and fees.
Pursuant to the Merger Agreement, the Company will solicit alternative acquisition proposals from third parties through November 19, 2007. After this period, the Company is not permitted to solicit other proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In specific circumstances termination fees must be paid if the merger is not completed.
In the event that the transaction discussed above or an alternative transaction is not completed within the timeframe described above, the company’s current liquidity position will continue to create challenges for the business. Due to our lower than expected billings for the first nine months of the 2007 and our most recent projections, we believe that our current level of liquid assets and our expected cash flows from operations will not be sufficient to finance our operations and financial commitments over the next 12 months without raising additional capital to support both working capital and debt repayment. As a result we have taken action over the last twelve months to reduce expenses and would expect to further reduce our cost structure as well as continue to explore opportunities to sell or license certain of our non-strategic technology assets, subject to obtaining any consent required by the holder of our senior subordinated discount note (the “Discount Note”). If we are successful in the sale or licensing of these non-strategic assets, we may be required to use the proceeds to repay the outstanding principal amount of the Discount Note.
Over the last year we have undertaken a lengthy and extensive process to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising both debt and equity capital in the past, there is no assurance that we will be successful in the future, should the BravoSolution transaction or an alternative transaction not occur. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay the Discount Note when it comes due. In addition, while we may seek to restructure some or all of the amount due under the Discount Note, no assurance can be given that we will be successful in doing so. If we are able to raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing shareholders and may dilute the ownership of our existing shareholders. In addition, the issuance of equity securities below the conversion value of our Series B Preferred Stock, which as of September 30, 2007 was $2.00 per share (as adjusted for the reverse stock split), may trigger the price protection anti-dilution terms of our Series B Preferred Stock, which would make the Series B Preferred Stock convertible into a greater number of shares of common stock and further dilute the ownership of existing shareholders.
As of September 30, 2007, the outstanding principal amount of $5.3 million under our Discount Note was classified as a current liability given a current maturity date of April 1, 2008. On March 28, 2007, we amended the Discount Note such that the maturity date can be extended at our option from April 1, 2008 to September 30, 2008. We have until December 31, 2007 to exercise this option. Should this option be exercised, the principal amount of the Discount Note will increase by approximately $600,000. In July 2007, we repaid $189,600 of the outstanding principal amount of the Discount Note from proceeds received from the sale of Series B Preferred Stock described below, as consideration for specific waivers provided by the Discount Note holder. We do not expect to be able to repay this obligation from cash flow from operations and will need to find alternative sources of financing to satisfy this obligation. If we are able to acquire additional financing from alternative sources, such financing will likely prove to be extremely dilutive to our shareholders. In addition, there can be no assurance that we will be in compliance with the covenants under the Discount Note, although, we were in compliance with the covenants under the Discount Note as of September 30, 2007. If we are unable to comply with the covenants under the Discount Note, the holder of the Discount Note may declare us in default and may declare all amounts due under the Discount Note.

On June 1, 2007, we entered into a Share and Warrant Purchase Agreement (“Series B Purchase Agreement”) with several individual and institutional investors (the “Investors”). Under the terms of the Series B Purchase Agreement, the Investors purchased 8,700,000 shares of Series B Preferred Stock for a purchase price of $2.175 million. The purchase price consisted of $1.575 million in new cash and $600,000 of debt previously loaned to the Company in May 2007 that automatically converted into the Series B Preferred Stock on a dollar-for-dollar basis.
The Series B Preferred Stock transaction resulted in net proceeds to the Company of approximately $1.95 million (including the $600,000 from debt previously issued by the Company) after deducting the estimated offering costs and fees. Approximately $729,000 of this financing was used to repay our senior convertible notes and the Discount Note. We are using the remaining $1.2 million in proceeds from this transaction for working capital purposes.
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
Our discount note allows the holder thereof to require us to prepay the discount note upon the occurrence of various events of default, such as the failure to list our shares on the OTC Bulletin Board or another acceptable exchange if we are delisted from The Nasdaq Capital Market or our receiving a qualification from our auditors as to our ability to continue as a “going concern.” If we are unable to comply with the covenants under the discount note, the holder of the discount note may declare us in default and may declare all amounts due under the discount note, including any accrued interest and penalties. There can be no assurance that we will be in compliance with the covenants under the discount note, although, we were in compliance with the covenants under the discount note as of September 30, 2007.
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
For the nine months ended September 30, 2007, our two largest customers accounted for $1.4 million or 13.8% of our total revenues. During the same period in 2006, these same two customers accounted for $3.5 million or 28.6% of our total revenues.
As of September 30, 2007, these two customers accounted for $103,000 or 3.0% of our accounts receivable balance, of which $85,000 has been collected as of November 12, 2007. Although we have had a successful collection history with these customers, and do not foresee any collection issues, there can be no assurance that we will be able to collect outstanding balances and future invoices from them.
We may be unable to maintain our listing on The Nasdaq Capital Market, which could cause our stock price to fall and decrease the liquidity of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days. We have been unable to demonstrate compliance with some of these requirements in the past and have been subject to delisting proceedings by The Nasdaq Capital Market.

As of September 30, 2007, we do not have at least $2.5 million of shareholders’ equity and therefore are not in compliance with all continued listing standards for the Nasdaq Capital Market. No assurance can be given that we will be able to regain compliance with the requirement that we maintain at least $2.5 million in shareholders’ equity. Also, there can be no assurance that we will continue to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market in the future, or that our stock will remain listed.
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
Issuance of shares of common stock upon conversion of our Preferred Stock and exercise of warrants will dilute the ownership interests of existing shareholders and could adversely affect the market price of our common stock.
We may issue shares of common stock upon conversion of some or all of our Preferred Stock and upon exercise of warrants. Any of these issuances will dilute the ownership interests of existing shareholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of warrants may encourage short selling by market participants. Holders of our Preferred Stock have certain registration rights. The exercise of these rights could adversely affect the market price of our common stock.
Failure to complete the Merger could negatively affect the market price of our Common Stock.
If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:
•	the market price of our common stock may decline to the extent that the current market price of its shares reflects a market assumption that the Merger will be completed;

•	costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the Merger is not completed;

•	the funds available to us may be insufficient to make full repayment on the Discount note, which will come due on April 1, 2008; and

•	the diversion of management’s attention from the day-to-day business of the Company, the potential disruption to our employees and our relationships with customers, landlords, suppliers and distributors during the period before the completion of the Merger may make it difficult for the Company to regain its financial and market positions if the Merger does not occur.
If the Merger is not approved by our shareholders at the special meeting, the Company, BravoSolution and Merger Sub will not be permitted to complete the Merger, and each of the Company and BravoSolution will have the right to terminate the Merger Agreement. Upon termination of the Merger Agreement, under certain circumstances, we may be required to pay BravoSolution a termination fee. Further, if the Merger is terminated and our Board of Directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the Merger.

Unless the Merger Agreement is terminated, we will not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the Merger Agreement.
Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from initiating, soliciting, or taking any action to facilitate or encourage the submission of any offer or proposal relating to an alternative transaction with any person or entity other than Parent. In addition, the Company will not be able to enter into an alternative transaction at a more favorable price, unless and until the Merger Agreement is terminated, which may result in the Company incurring potentially significant liability to Parent.
Uncertainties associated with the Merger may cause the Company to lose key personnel.
Our current and prospective employees may be uncertain about their future roles and relationships with the Company following the completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.
Our discount note is secured by substantially all of our assets.
The holders of our discount note have a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the discount note, the holders of the discount note would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of the discount note would have a material adverse effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults Upon Senior Securities
(a)	None.

(b)	None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our 2007 Annual Meeting of Shareholders on August 15, 2007.

(b)	Pursuant to Instruction 3 to Part II, Item 4 of Form 10-Q, no response is required.

(c)	The matters voted upon at the annual meeting, and the results of the vote on such matters, is set forth below. The total number of shares voted are shown prior to the effect of the reverse stock split.
(1)	Election of Directors. The results of the vote tabulated at the meeting for the following two director nominees were as follows:

	Number of Shares
	Voted in Favor	Withheld
Michael J. Hagan	7,206,157	717,399
Gregory G. Schott	7,636,934	286,622

(2)	Approval of an increase in number of shares of our common stock authorized for issuance under our 2006 Omnibus Equity Compensation Plan, The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,819,309	741,226	69,883	4,293,138
(3)	Approval of an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of not less than 1-for-5 and not more than 1-for-10 and authorize our Board of Directors to implement the reverse stock split within this range at any time prior to the 2008 annual meeting of shareholders by filing an amendment to our Amended and Restated Articles of Incorporation, The results of the vote tabulated at the meeting for the proposal were as follows:

FOR	AGAINST	ABSTAIN
7,489,577	343,354	90,624
(4)	Approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock to 120,000,000 shares. The results of the vote tabulated at the meeting for the proposal were as follows:

FOR	AGAINST	ABSTAIN
7,081,611	734,151	107,794
(5)	Approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our preferred stock to 35,000,000 shares. The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,824,981	690,316	115,121	4,293,138
(6)	Approval to issue shares of our common stock upon conversion of our Series B Preferred Stock in an aggregate amount exceeding 19.99% of our outstanding shares of common stock. The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,299,659	212,224	118,535	4,293,138
(d)	Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement of Merger, dated as of October 25, 2007, by and between Verticalnet, Inc., BravoSolution, S.p.A. and BravoSolution U.S.A., Inc. (1)

10.1	Voting Agreement, dated as of October 25, 2007, by and between Verticalnet, Inc., BravoSolution U.S.A., Inc. and the parties thereto (2)

10.2	Stock Purchase Agreement, dated as of October 25, 2007, by and between Verticalnet, Inc. and BravoSolution U.S.A., Inc. (3)

10.3	Cancellation Agreement, dated August 6, 2007, among Verticalnet, Inc. and 261 Fifth Avenue TIC Owner LLC and Normandy 261 5th Ave, LLC (4)

10.4	Second Amendment dated July 24, 2007 between Verticalnet, Inc. and Nathanael Lentz (5)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.

(1)	Filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 31, 2007.

(2)	Filed as Exhibit 99.1 to the registrant’s current report on Form 8-K filed October 31, 2007.

(3)	Filed as Exhibit 99.2 to the registrant’s current report on Form 8-K filed October 31, 2007.

(4)	Filed as Exhibit 99.1 to the registrant’s current report on Form 8-K filed August 13, 2007.

(5)	Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed July 27, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICALNET, INC.

By:	/s/ NATHANAEL V. LENTZ

Name:	Nathanael V. Lentz
President and Chief Executive Officer
Date: November 19, 2007

By:	/s/ JONATHAN T. COHEN

Name:	Jonathan T. Cohen
Vice President and
Chief Accounting Officer
(principal financial and accounting officer)
Date: November 19, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement of Merger, dated as of October 25, 2007, by and between Verticalnet, Inc., BravoSolution, S.p.A. and BravoSolution U.S.A., Inc. (1)

10.1	Voting Agreement, dated as of October 25, 2007, by and between Verticalnet, Inc., BravoSolution U.S.A., Inc. and the parties thereto (2)

10.2	Stock Purchase Agreement, dated as of October 25, 2007, by and between Verticalnet, Inc. and BravoSolution U.S.A., Inc. (3)

10.3	Cancellation Agreement, dated August 6, 2007, among Verticalnet, Inc. and 261 Fifth Avenue TIC Owner LLC and Normandy 261 5th Ave, LLC (4)

10.4	Second Amendment dated July 24, 2007 between Verticalnet, Inc. and Nathanael Lentz (5)

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Chief Accounting Officer’s Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

32.2	Chief Accounting Officer’s Certification Pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.

(1)	Filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 31, 2007.

(2)	Filed as Exhibit 99.1 to the registrant’s current report on Form 8-K filed October 31, 2007.

(3)	Filed as Exhibit 99.2 to the registrant’s current report on Form 8-K filed October 31, 2007.

(4)	Filed as Exhibit 99.1 to the registrant’s current report on Form 8-K filed August 13, 2007.

(5)	Filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed July 27, 2007.